Form 10QSB
period 2000-06-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2000-08-14
CIK 1106213

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
  <P>
                         FORM 10-QSB
  <P>
                        (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
      For the quarterly period ended June 30, 2000
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from               to
  <P>
                  Commission File No.
  <P>
              DIAMOND INTERNATIONAL GROUP, INC.
        (Name of Small Business Issuer in Its Charter)
  <P>

  Delaware                                                73-1556428
  (State of Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

  <P>
  6 Commercial Street, Hicksville, New York       11801
  (Address of Principal Executive Offices)      (Zip Code)
  <P>
                   (516) 433-3800
  (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
                    Yes          No    X
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2000, the Company had 23,000,071 shares of Common Stock outstanding, $0.0001 par value.
  <P>
              DIAMOND INTERNATIONAL GROUP, INC.
              Form 10-QSB Quarterly Report
            For the Period Ended June 30, 2000
  <P>

                                                                 Page
  Part I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
       Independent Auditor's Report
  <P>
       Consolidated Balance Sheets at June 30, 2000
       for Diamond International Group, Inc.                    1-2
  <P>
       Consolidated Statements of Operations for the
       Three months and six months ended June 30,
       2000 and 1999 for Diamond International Group, Inc.        3
  <P>
       Consolidated Statements of Stockholders' Equity
       (Deficiency) for the Six Months Ended  June 30, 2000
       and 1999  for Diamond International Group, Inc.            4
  <P>
       Consolidated Statement of Cash Flows for the Six
       Months Ended  June 30, 2000 and 1999 for Diamond
       International Group, Inc.                                  5
  <P>
       Notes to Interim Consolidated Financial Statements      6-11
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                   12
  <P>
  PART II - OTHER INFORMATION                                    13
  <P>
  Item 1. Legal Proceedings                                      13
  <P>
  Item 2. Changes in Securities                                  13
  <P>
  Item 3. Defaults Upon Senior Securities                        13
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders    13
  <P>
  Item 5. Other Information                                      13
  <P>
  Signatures                                                     13
  <P>

  <P>
             PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and 1998. In the opinion of management, all adjustments
  (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
  <P>
              INDEPENDENT AUDITOR'S REPORT
  <P>
  To the Board of Directors and Stockholders of Diamond International Group, Inc.
  <P>
  We have reviewed the accompanying consolidated balance sheet of Diamond International Group, Inc., as of June
  30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review
  Services issued by the American Institute of Certified
  Public Accountants. All information included in these financial statements is the representation of the management of Diamond International Group, Inc.
  <P>
  A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.
  <P>
  Based on our review, we are not aware of any material modification that should be made to the June 30, 2000 consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.
  <P>
  The consolidated balance sheet as of December 31, 1999 was audited by us, and we expressed an unqualified opinion on it in our report dated March 3, 2000, but we have not performed any auditing procedures since that date. The accompanying June 30, 1999 consolidated statements of operations, stockholders equity (deficit) and cash flows were compiled by us in accordance with statements on Standards for Accounting and review
  Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the June 30, 1999 consolidated statements of operations, stockholders' equity (deficit) and cash flows and, accordingly, do not express an opinion or any other form of assurance on them. As disclosed in Note 1, management has restated its June 30, 1999 consolidated financial statements.
  <P>
  Weisberg, Mole & Company, LLP
  Hicksville, New York
  July 17, 2000
  <P>
             DIAMOND INTERNATIONAL GROUP, INC.
               CONSOLIDATED BALANCE SHEETS

                                            June 30,     December 31,
                                              2000          1999
                                          -------------------------------
                                ASSETS
  CURRENT ASSETS
  Cash and cash equivalents - Note 1      $    74,222     $    79,240
  Accounts receivable - note 2              1,353,577       1,267,492
  Prepaid expenses                             65,314          61,177
                                          --------------------------------
  Total current assets                      1,493,113       1,407,909
                                          --------------------------------
  FIXED ASSETS - notes 1 and 3
  Furniture and  fixtures                     591,025         591,025
  Machinery and equipment                     861,907         746,762
  Leasehold improvements                      803,664         758,083
  Delivery equipment                           33,844          33,844
  Equipment held under capital leases         972,585         927,421
                                          --------------------------------
                                            3,263,025       3,057,135
   Less: Accumulated Depreciation          (2,263,020)     (2,143,020)
                                          --------------------------------
       Fixed Assets, net                    1,000,005         914,115
                                          ---------------------------------
  OTHER ASSETS
  <P>
  Goodwill - note 1                            95,000            -
  Security deposits                             6,357           6,357
                                          ----------------------------------
  TOTAL ASSETS                             $2,594,475      $2,328,381
                                          ==================================

  <P>
               DIAMOND INTERNATIONAL GROUP, INC.
  <P>
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     June 30,     December 31,
                                      2000          1999
  CURRENT LIABILITIES
  Loans payable - State Bank of
   Long Island - note 3             $ 982,242     $ 940,668
  Obligations under capital leases -
   current - note 6                   165,259        190,898
  Accounts payable                    423,993        313,440
  Accrued expenses and taxes          281,489        467,938
                                   -----------------------------
  Total current liabilities         1,852,983      1,912,944
                                   -----------------------------
  LONG-TERM LIABILITIES
  Loans payable -Stockholders
    - Note 4                        $ 562,854      $ 564,139
  Obligations under capital leases
   - long term - note 6               177,356        188,951
                                   -----------------------------
  Total long-term liabilities         740,210        753,090
                                   -----------------------------
  Total liabilities                 2,593,193      2,666,034
                                   -----------------------------
  <P>
  COMMITMENTS AND CONTINGENCIES - note 6
  <P>
  STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
    $.0001 par value, 100,000,000
    shares authorized,23,005,000 shares
    issued and outstanding in 2000;
    46,000,000 issued and
    outstanding in 1999                 2,300          4,600
  Additional paid-in capital        1,550,237      1,550,237
  Accumulated deficit              (1,236,255)    (1,332,490)
  Notes receivable from
   stock sales                       (315,000)      (560,000)
                                   -----------------------------
  Total Stockholders' Equity (Deficit)  1,282       (337,653)
                                   -----------------------------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)  $2,594,475     $2,328,381
                                   =============================

  <P>
              DIAMOND INTERNATIONAL GROUP, INC.
             CONSOLIDATED STATEMENT OF OPERATIONS

                           Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                           2000          1999          2000              1999
                         -----------------------------------------------------------
  Fulfillment Income     $2,079,245     $1,624,056     $3,712,961     $2,863,871
  <P>
  Cost of Operations      1,299,665        983,341      2,488,583      1,949,139
                         -----------------------------------------------------------
  Gross Profit              779,580        640,715      1,224,378       914,732
  <P>
  Selling, general and
  administrative expenses   427,654         431,264       876,809       849,714
                         -----------------------------------------------------------
  Income before
   other expenses           351,926         209,451       347,569        65,018
                         -----------------------------------------------------------
  OTHER EXPENSES
  Interest expense           72,714          59,390       130,809       124,298
  Depreciation and
   amortization              60,000          60,000       120,000       120,000
  Registration and
   issuance costs              -             60,000          -           60,000
                         ------------------------------------------------------------
  <P>
  Total Other Expenses      132,714         179,390       250,809       304,298
                         ------------------------------------------------------------
  INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES          219,212          30,061        96,760      (239,280)
  <P>
  PROVISION FOR INCOME TAXES -
  notes 1 and 8                -               -              525           325
                          -------------------------------------------------------------
  NET INCOME (LOSS)      $  219,212     $    30,061     $  96,235      (239,605)
                         ==============================================================
  <P>
  BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE
   - note 1          $         0.01     $      0.00     $    0.00     $   (0.01)
                         ==============================================================
  <P>
  See notes to financial statements

  <P>
           DIAMOND INTERNATIONAL GROUP, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                     Notes
                                            Additional               Receivable
                                 Common     Paid-In    Accumulated   from Stock
                     Shares      Stock      Capital    Deficit       Sales          Total
                     --------------------------------------------------------------------
  Balance at
   January 1, 1999  20,200,000   $2,020     $550,517   $(919,558)   $     -    $
  (367,021)
  <P>
  Issuance of
   common stock        800,000       80      159,920        -             -      160,000
  <P>
  Exercising of
   warrants          2,000,000      200      839,800        -          (840,000)    -
  <P>
  Net Loss                -         -           -       (239,605)          -    (239,605)
                     --------------------------------------------------------------------
  <P>
  Balance at
   June 30, 1999     23,000,000   2,300    1,550,237  (1,159,163)      (840,000)(446,626)
                  =======================================================================
  <P>
  Balance at
   January 1, 2000   46,000,000   4,600    1,550,237  (1,332,490)      (560,000)(337,653)
  <P>
  Repayment of
   notes receivable        -        -           -           -           245,000  245,000
  <P>
  Retirement of
   common stock     (23,000,000) (2,300)        -           -              -      (2,300)
  <P>
  Purchase of
   Segway I Corp.         5,000     -           -           -              -           -
  <P>
  Net Income               -        -           -        96,235            -      96,235
                    ---------------------------------------------------------------------
  <P>
  Balance at
   June 30, 2000     23,005,000 $ 2,300  $1,550,237  $(1,236,255)     $(315,000)   1,282
                =========================================================================
  <P>
  See notes to financial statements

  <P>
              DIAMOND INTERNATIONAL GROUP, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30,

                                                   2000               1999
                                             ------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                          $   96,235          $   (239,605)
                                             ------------------------------------
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
    Depreciation and amortization               120,000               120,000
    Changes in assets and liabilities:
      Accounts receivable                       (86,085)              138,578
      Prepaid expenses                           (4,137)               15,455
      Security deposits                            -                    1,626
      Accounts payable                          110,553               (25,130)
      Accrued expenses and taxes               (186,449)               (8,950)
      Customer deposits                            -                      252
                                             ----------------------------------
       Total adjustments                        (46,118)              241,831
                                             ----------------------------------
    Net Cash Provided by Operating Activities    50,117                 2,226
  <P>
  CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of machinery and equipment         (130,817)              (37,000)
  Purchase of Segway I Corp.                    (95,000)                 -
                                             ----------------------------------
    Net Cash Used in Investing Activities      (225,817)              (37,000)
                                             ----------------------------------
  <P>
  CASH FLOW FROM FINANCING ACTIVITIES
  Change in loan payable - State Bank
   of Long Island                                41,574               (81,786)
  Principal payments of capital
   lease obligations                           (112,307)              (97,737)
  Proceeds from issuance of common stock           -                  160,000
  Retirement of common stock                     (2,300)
  Proceeds from exercising of warrants          245,000                  -
  Proceeds from loans payable - shareholders     (1,285)               80,000
                                              ----------------------------------
    Net Cash Provided by Financing Activities   170,682                60,477
  <P>
  NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                              (5,018)               25,703
  <P>
  CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                        79,240                30,630
                                              ----------------------------------
  CASH AND CASH EQUIVALENTS, END OF YEAR      $  74,222              $ 56,333
                                              =================================
  <P>
  SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                              $ 130,809              $124,298
                                              =================================
   State income tax paid                      $     525              $    325
                                              =================================
   New capital lease obligations              $  75,073              $    -
                                              =================================
  <P>
  See notes to financial statements

  <P>
            DIAMOND INTERNATIONAL GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    June 30, 2000
  <P>
  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  <P>
  Nature of Business
  ------------------
  <P>
  Diamond International Group, Inc. ("Diamond") was
  incorporated on November 5, 1998 for the express purpose
  of acquiring all of the outstanding common stock of H.Y.
  Applied Inter-Data Services, Inc. ("Hyaid").  Hyaid
  operates a computerized order fulfillment service for
  clients in the direct mail order business.
  <P>
  On January 29, 1999, Diamond acquired all for the
  outstanding common stock of Hyaid in exchange for
  18,462,404 shares of newly issued Diamond common stock.
  This acquisition has been accounted for as a pooling of
  interests.
  <P>
  Principals of Consolidation
  ---------------------------
  <P>
  The consolidated financial statements include the
  accounts of Diamond and Hyaid (together, the "Company").
  All significant intercompany accounts and transactions
  have been eliminated.
  <P>
  Issuance of Common Stock
  -------------------------
  <P>
  In March 1999, Diamond executed an offering consisting of
  400,000 units at $.40 per unit.  Each unit consists of 2
  shares of common stock and one stock purchase warrant
  which enables the holder to purchase 5 shares of common
  stock at $.42 per share.  In connection with this
  offering, Diamond raised $100,000, net of registration
  and issuance costs of $60,000.  The warrants were
  exercised in April, 1999.  Diamond issued the stock to
  the warrant holders in exchange for a note in the amount
  of $840,000.  The note is secured by stock.  In September
  1999, Diamond issued 23,000,000 shares of stock to a
  major stockholder in exchange for services rendered.  The
  stockholder retired the shares in May 2000.
  <P>
  Acquisition
  -----------
  <P>
  On June 9, 2000, Diamond acquired all of the outstanding
  common stock of Segway I Corp. ("Segway") for $95,000 and
  5,000 shares of Diamond common stock.  Prior to being
  acquired, Segway was subject to the reporting
  requirements of the Securities Exchange Act of 1934 ( the
  "Act").  Pursuant to the acquisition, the Company is now
  subject to the reporting requirements of the Act.
  Accordingly, the Company has filed a report with the
  Securities and Exchange Commission reporting this
  acquisition.
  <P>
  In connection with the acquisition, the Company recorded
  goodwill for the excess of the cost over the fair market
  value of the net assets acquired in the amount of
  $95,000.  Goodwill is being amortized over fifteen years
  using the straight-line method.
  <P>
             DIAMOND INTERNATIONAL GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 2000
  <P>
  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)
  <P>
  Use of Estimates
  ----------------
  <P>
  The preparation of the financial statements in conformity
  with generally accepted accounting principles requires
  management to make estimates and assumptions that effect
  the amounts reported in the financial statements and
  accompanying notes.  Actual results could differ from
  those estimates.
  <P>
  Revenue Recognition
  -------------------
  <P>
  Revenue is recorded upon the performance of fulfillment
  and other services for the Company's clients.  Revenue
  from reimbursable expenses is recorded in the same period
  as the corresponding expenses.
  <P>
  Concentrations
  ---------------
  <P>
  Sales to three major customers during the six months
  ended June 30, 2000 amounted to 38%, 15% and 14% of
  sales.  Sales to three major customers during the six
  months ended June 30, 1999 amounted to 19%, 18% and 15%
  of sales.
  <P>
  Fixed Assets and Leases
  -----------------------
  <P>
  Fixed assets are recorded at cost and are depreciated
  using the straight-line method over the estimated useful
  lives of the assets, generally 3 to 10 years.  Computer
  and office equipment that are acquired under leases that
  meet certain criteria evidencing substantive ownership by
  the Company are capitalized and the related capital lease
  obligations are included in current and long-term
  liabilities.  Related amortization and interest are
  charged to expense over the lease term.  Leases not
  meeting the criteria are accounted for as operating
  leases, with rent payments being charged to expense as
  incurred.
  <P>
  Income Taxes
  -------------
  <P>
  Diamond applies the provisions of Statement of Financial
  Accounting Standards No. 109, "Accounting for Income
  Taxes" ("SFAS 109").  SFAS 109 requires a company to
  recognize deferred tax liabilities and assets for the
  expected future tax consequences of events that have been
  recognized in a company's financial statements or tax
  returns.  Under this method, deferred tax liabilities and
  assets are determined based on the difference between the
  financial statements carrying amounts and tax bases of
  assets and liabilities using enacted tax rates in effect
  in the years in which the differences are expected to
  reverse.  Differences between taxable income and income
  for financial statement purposes result from the
  recognition of certain income and expenses items for tax
  purposes in periods which differ from those used for
  financial statement purposes.
  <P>
  Prior to the acquisition by Diamond on January 29, 1999,
  Hyaid had elected to be taxed as an "S" Corporation.
  Accordingly, no provision for federal income taxes was
  recorded as income or loss from the corporation flowed
  through to the shareholder.  Pursuant to the acquisition,
  Hyaid forfeited its "S" Corporation status.  As a result,
  effective January 30, 1999, Hyaid follows the principles
  of SFAS 109.
  <P>
              DIAMOND INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2000
  <P>
  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)
  <P>
  Advertising
  -----------
  <P>
  The Company expenses advertising costs as they are
  incurred.
  <P>
  Customer Deposits
  -----------------
  <P>
  The Company maintains a policy of requiring their
  customers to advance deposits for postage and presort
  charges.  The customer deposits are reduced as postage
  charges are incurred and are increased when the customer
  replenishes their advances.
  <P>
  Cash and Cash Equivalents
  -------------------------
  <P>
  The Company considers all short-term investments with an
  original maturity of three months or less to be cash
  equivalents.
  <P>
  Earnings per Share
  ------------------
  <P>
  The calculation of earnings per share is based upon the weighted average number of common shares outstanding as follows:

  Three months ended June 30, 2000                                 30,666,667
  Three months ended June 30, 1999                                 23,000,000
  Six Months ended June 30, 2000                                   38,333,333
  Six months ended June 30, 1999                                   21,733,333

  <P>
  The effect of exercising the outstanding warrants would
  have an anti-dilutive effect on the Company.
  Accordingly, basic and diluted earnings per share are the
  same for the three months ended June 30, 2000 and 1999
  and the six months ended June 30, 2000 and 1999.
  <P>
  Restatement of June 30, 1999 Consolidated Financial
  Statements
  ---------------------------------------------------
  <P>
  The June 30, 1999 financial statements were initially prepared and issued as Hyaid stand-alone financial statements. Accordingly, all the accounts and activity of Diamond were omitted. The result of this omission was to ignore the pooling of interests between Diamond and Hyaid, exclude $60,000 of registration costs, and erroneous state an intercompany payable of $100,000 to Diamond as additional paid in capital. The June 30, 1999 consolidated financial statements included herein have been restated to reflect this change in entity and to correct the related exclusions and misstatements.
  <P>
  NOTE 2 - ACCOUNTS RECEIVABLE
  <P>
  At June 30, 2000 accounts receivable from three major customers amounted to 27%, 22% and 21% of total accounts receivable.
  <P>
             DIAMOND INTERNATIONAL GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2000
  <P>
  NOTE 3 - LOAN PAYABLE - STATE BANK OF LONG ISLAND
  <P>
  The Company entered into a revolving line of credit dated
  July 30, 1999 with the State Bank of Long Island ( the
  "Line of Credit") in the amount of $1,100,000. The Line of Credit provides for advances subject to a limit of 80% of eligible accounts receivable, as defined. Repayments of interest must be made on a monthly basis at the rate of 2.5% per annum in excess of State Bank of Long
  Island's prime rate of interest. Principal payments are payable on demand at any time during the term of the Line of Credit. The Line of Credit is secured by a security interest in all of the assets of the Company, as well as a $200,000 life insurance policy on the shareholder of the Company. Additionally, advances by a stockholder in the amount of $327,500 have been subordinated to this loan (Note 4).
  <P>
  The Line of Credit provides for certain covenants which
  (a) prevent the Company from incurring, without prior written consent, capital expenditures in excess of $100,000 per year, (b) prevent the Company from paying cash dividends to its stockholders and (c) report the operating results of the Company on a timely basis.
  <P>
  The Line of Credit expired on May 31, 2000 and was renewed on June 13, 2000. The renewed Line of Credit expires on April 30, 2001. Terms of the renewed Line of Credit provide for a reduced advance limit of 70% of eligible accounts receivable, as defined. Additionally, the subordinated advances due to a stockholder of the Company have been increased to $467,000.
  <P>
  NOTE 4 - LOANS PAYABLE - STOCKHOLDERS
  <P>
  As of June 30, 2000, the primary stockholder of the Company made unsecured advances to the Company for working capital purposes aggregating $562,854. Interest expense has not been imputed on the advances. In connection with the Line of Credit (Note 3), $467,000 of these advances have been subordinated.
  <P>
  NOTE 5 - RELATED PARTY TRANSACTIONS
  <P>
  During the six months ended June 30, 2000 and 1999, the Company paid salaries and other fees to its primary stockholder in the approximate amount of $171,000 and $160,000, respectively.
  <P>
  NOTE 6 - COMMITMENTS AND CONTINGENCIES
  <P>
  The Company has entered into various non-cancelable capital lease agreements for computer and office equipment. The Company has also entered into non-cancelable operating lease agreements for their three operating facilities and computer equipment. The lease expires in varying periods through 2003. Rent expense recorded under such operating leases amounted to $227,495 and $196,326 for the six months ended June 30, 2000 and 1999, respectively.
  <P>
             DIAMOND INTERNATIONAL GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 2000
  <P>
  NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)
  <P>
  Future minimum lease payments at June 30, 2000 are as follows:

                                          Capital              Operating
       Year Ended                         Leases               Leases
  <P>
       June 30, 2001                    $     202,632          $     168,429
       June 30, 2002                          145,657                176,967
       June 30, 2003                           23,200                 78,878
       June 30, 2004                           19,640                 10,490
       June 30, 2005                           14,391                    -
                                           ----------------------------------------
       Total Minimum Lease Payments           405,520          $     434,764
       Less: Amount Representing Interest     (62,905)              ---------------
                                           ---------------
  <P>
  Present Value of Minimum Lease Payments  $  342,615
                                           ===============

  <P>
  Accumulated amortization for assets under capital leases
  was $641,998 as of June 30, 2000.
  <P>
  Going Concern
  --------------
  <P>
  As shown in the accompanying financial statements, as of June 30, 2000, the Company's current liabilities exceeded its current assets by $359,870. This factor creates an uncertainty as to the Company's ability to continue as a going concern. The Company's plans include vigorous cost controls, aggressive marketing strategies and additional financing on an as needed basis.
  <P>
  NOTE 7 - PROFIT SHARING PLAN
  <P>
  The Company maintains a 401(k) plan for substantially all full time employees of the Company. Employer contributions are voluntary and at the discretion of the stockholder. The Company did not contribute to the plan for the six months ended June 30, 2000 and 1999.
  <P>
           DIAMOND INTERNATIONAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 2000
  <P>
  NOTE 8 - INCOME TAXES
  <P>
  The provision for income taxes for the six months ended
  June 30, 2000 is as follows:

                         Federal          State
                         -------          -----
       Current          $21,148          $9,233
       Deferred         (21,148)         (8,708)
                        ------------------------
                     $        0         $   525
                         ======           =====

  <P>
  A reconciliation of the tax provision at the federal statutory rate to the effective tax rate is as follows:

       Tax provision at federal statutory rate             34.0%
       Net operating loss carryforward                    (34.0%)
                                                          --------
                                                            0.0%
                                                          ========

  <P>
  Deferred tax assets are comprised of the following at June 30, 2000:

                                                     Federal          State
                                                     -------          -------
       Net operating loss carryforward          $     62,736     $     16,607
       Less: Valuation Allowance                     (62,736)         (16,607)
                                                     -------          --------
                                                $          0     $          0
                                                    ========          ========

  <P>
  Net operating loss carryforwards for federal income taxes
  of approximately $281,000 expire in the year 2019.
  <P>
  Item 2. Management's Discussion and Analysis of Financial
  Conditions and Results of Operations
  <P>
             DIAMOND INTERNATIONAL GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS
  <P>
  Forward-Looking Statements
  --------------------------
  <P>
  Forward-looking statements, based on management's current
  views and assumptions, are made throughout the
  Management's Discussion and Analysis and elsewhere in
  this report to stockholders. These statements are subject
  to certain risks and uncertainties that could cause
  actual results to differ materially from historical
  results and those presently anticipated or projected.
  Among the factors that may affect operating results are
  the following: success of the Company's change in focus;
  competitive environment; and general economic conditions.
  <P>
  Results of Operations
  ---------------------
  <P>

                                   Quarter Ended June 30,
                               2000                      1999
                               ----                      ----
       Net Sales             $   2,079,245           $    1,624,056
  <P>
       Cost of Operating         1,299,665                  983,341
  <P>
       Gross Profit                779,580                  640,715
  <P>
       Selling, General and
       Administrative
       Expenses                    427,654                  431,264

  <P>
  Revenues from operations during the three
  months ended June 30, 2000 were $2,079,245 as compared to
  $1,624,056 for the three months ended June 30, 1999. The
  increase in sales was due to an increase in
  correspondence sources provided for selected
  clients.(See Future Outlook).
  <P>
  Selling, general and administrative expenses decreased to
  $427,654 for the three months ended June 30, 2000 as
  compared to $431,264 for the three months ended June 30,
  1999. This decrease is not significant and no major
  fluctuations of the components of selling, general and
  administrative expenses were used.
  <P>
  Liquidity
  ---------
  <P>

                                    Six Months Ended June 30,
                                    2000                1999
                                    ----                ----
  <P>
       Net Cash Used in Operations  $ 50,117         $   2,226
  <P>
       Working Capital              (360,000)         (373,000)

  <P>
  Net cash flow used in operations increased from $2,226
  during the six months ended June 30, 2000 to $50,117
  during the six months ended June 30, 1999. This increase
  was primarily due to the increase in net income effect by
  the timing of collections and payments.
  <P>
  The Company had a working capital of $360,000 as of June
  30, 2000 as compared to a working capital of $373,000 as
  of June 30, 1999. The increase in working capital is due
  to the net positive cash flow from operations offset by
  the timing of expected payments on capital lease
  obligations.
  <P>
  Future Outlook
  --------------
  <P>
  The Company is aggressively looking for profitable
  companies to acquire as well as to joint venture and/or
  partner with all in the direct mail marketing sales and
  servicing industry.  The businesses that the Company
  acquires, joint venture and/or partners with will be
  mainly in the area of product sales either in the direct
  mail, space, internet, infomercial and other large scale
  consumer penetration mediums.  This is the most natural
  fit, given the experiences of management in the success
  running of types of businesses and the proprietary
  software and systems developed to service these
  businesses.  We are optimistic that our Company will be
  profitable for the remainder of this year with a far more
  profitable year in 2001.
  <P>
                Part II.   OTHER INFORMATION
  <P>
  Item   1.  Legal Proceedings
  <P>
  The Company is not involved in any legal proceedings.
  <P>
  Item 2. Changes in Securities.  Richard Levinson retired
  23,000,000 shares of his common stock.
  <P>
  Item  3.   Defaults Upon Senior Securities.  Not
  applicable.
  <P>
  Item  4.   Submission of Matters to a Vote of Security
  Holders.
  <P>
  On June 9, 2000 the shareholders of the Company approved
  the Stock Acquisition and Reorganization Agreement with
  Segway I Corp. and the issuance of 5,000 shares of the
  Company to Segway I shareholders in accordance therewith.
  To date such shares have not been issued.
  <P>
  Item  5.   Other information.  None.
  <P>
  Item  6.   Exhibits and reports on Form 8-K. On June 20,
  2000, the Company filed an 8-K12G(3) with the Securities
  and Exchange Commission. (SEC File No. 000-29461)
  <P>
  Exhibit 27   Financial data schedule   electronic filing
  only.
  <P>
                         SIGNATURES
  <P>
  Pursuant to the requirements of section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned, thereunto duly authorized, on August 14,
  2000.
  <P>
                           DIAMOND INTERNATIONAL GROUP,
  INC.
                           (Registrant)
  Date: August 14, 2000    /s/ Richard Levinson
                           -------------------------------
                               Richard Levinson
                               Chairman and President
  <P>