Form 10KSB
period 2000-12-31
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2001-03-30
CIK 1106213

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2000

                              Commission File #0-29461

                        DIAMOND INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware

         (State or other jurisdiction of incorporation or organization)

                                   73-1556428
                      (IRS Employer Identification Number)

                 6 COMMERCIAL STREET, HICKSVILLE, NEW YORK 11801
               (Address of principal executive offices )(Zip Code)

                                 (516) 433-3800
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $7,741,280

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 28, 2001, was: $3,050,880.

Number of shares of the registrant's common stock outstanding as of March 28, 2001 is: 23,305,071

Transfer Agent as of March 28, 2001:

                     Olde Monmouth Stock Transfer Co., Inc.
                         77 Memorial Parkway, Suite 101
                      Atlantic Highlands, New Jersey 07716

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY. Diamond International Group, Inc. was formed in Delaware on November 5, 1998. In January 1999, it acquired H.Y. Applied Inter-data Services, Inc. ("Hyaid"), a company engaged in the direct mail industry. The Internet income of the direct mail industry alone is upwards of 2 billion dollars in revenue and doubling each year. Hyaid is one of the largest company's in the direct mail servicing industry with respect to the specific and unique services provided. Although the average yearly sales of Hyaid range between 5 and 8 million dollars annually, it processes and collects between one hundred and one hundred and fifty million dollars of revenue on behalf of its clients. The software developed by Hyaid is proprietary and unique and is without rival in its originality, flexibility and modularity. The Officers and Directors of the Company are familiar with and understand the direct mail industry. The Company structure will remain small through the use of carefully selected consultants, contractors and service companies.

Hyaid's customer service systems, reporting systems and knowledge of the workings of the direct mail industry are without equal. Hyaid has, in addition to its servicing business, developed, owned, operated and sold many lucrative and profitable mail order entities. Its knowledge of both sides of the mail order industry enables it to offer a more comprehensive and unique approach to the needs of the mail order industry.

The written documentation explaining each function performed by every department and each program within the network of data processing systems does not exist within the structure of any of the other services in the direct mail industry. Hyaid has developed unique approaches and systems software applications using the Internet and individual web sites of its clients. Its list of clients include some of the Fortune 500 companies who have done extensive searches of the mail order service industry.

DIAMOND INTERNATIONAL GROUP, INC. The Company, through its wholly owned subsidiary, Hyaid, is headquartered in Hicksville, New York, and maintains all business functions in the New York area. Primary corporate functions include business support, financial control, technology, production and technical support. Its wholly owned subsidiary, Hyaid has been a leader in providing order processing services to the Direct Marketing Industry for over 30 years. It is continually modifying and enhancing its existing systems, as well as developing new systems, to meet the ever-changing requirements of new and unique marketing concepts. These systems are described below:

CONTINUITY AND OTHER TYPES OF AUTOMATIC SHIPMENT PLANS.  These
------------------------------------------------------
include full and split load-ups, installment and coupon book billing, variable shipment pricing, open-ended shipment series, sophisticated credit policies based on prior payment history, and adjustable shipping intervals. Predetermined and/or wheel concept shipping philosophies can easily be set up.

NEGATIVE OPTION PROGRAMS - In addition to the above features, capabilities exist for announcing dual or multiple titles during each cycle, and for processing alternates and additionals accordingly. Predetermined and "Wheeled" current selection announcement patterns are also available, as well as enforcement of contract/commitment based on the enrollment offer.

CATALOG, MINI-CATALOG AND ONE-SHOT PROGRAMS - These systems contain
--------------------------------------------
inventory and back order reporting and notification capability, add-on sales and installment billing, if desired. Several types of orders -- ship to-bill to, size, color, and quantity discounts -are also easily accommodated, as well as coupon book billing.

STAMPSHEET PROCESSING PROGRAMS - These systems have the capability of
-------------------------------
processing stampsheet orders for multiple items, and making sophisticated credit decisions and payment probability assignments, based on formulas combining the number and dollar value of products ordered with demographic data. Processing features include pre-billing credit rejected orders, installment payment options, and billing effort response analysis to maximize revenue.

ANNUAL SHIPMENT PROMOTIONS - These systems include enrollment processing, product personalization, negative option renewal efforts, pre-screening credit card accounts via interfacing with banks and credit card agencies, conversion option to direct billing for credit card declined accounts and comprehensive analysis of annual member retention and performance.

Virtually any fulfillment solution is achievable using one of our systems. We also provide a full range of clerical support services on behalf of our clients, including caging, credit card processing and electronic transmission, data entry, letter shop and customer service. Our customer service operation features on-line transaction processing using access to a customer's complete history, inbound 800 phone service with comprehensive management statistics, ability to record and retrieve comments pertaining to phone calls and letters, and qualification of all types of correspondence to highlight trends and areas of concern.

Finally, our account management team acts for clients in implementing new procedures, setting up and monitoring tests, and from time to time making recommendations to help improve client's overall profitability.

The Merge Purge Division of Hyaid provides the following major processing services:

1. DUPLICATION ELIMINATION- a system that provides a means for identifying and removing duplicate names between house-owned lists and rented mailing lists as well as suppression files.

2. DATABASE MAINTENANCE AND LIST FULFILLMENT- a highly specialized and sophisticated methodology of tracking and segmenting the recency, frequency, and various trends of any type of consumer.

3. LIST ENHANCEMENTS-a service that applies specific overlays to lists indicating demographics, clustering or other modeling indicators.

The Merge Purge Division also provides the following additional services: Postal Presorting, Address Standardization, Zip + 4 + 2 (Delivery Point) Coding, Computer Letter Printing and Laser Printing and Customized Database Programming.

Hyaid's Merger Purge Division is a Cass Certified list processing facility that provides a specific kind of data processing service to companies which use any of the direct response media to promote products or services. Hyaid's turnkey services include converting hard disk and/or magnetic tape names and addresses and other information into a readable magnetic tape medium usable for future segmentations and data manipulations. Hyaid's specialization is marketed not only to direct marketing companies but includes other industries such as banking, insurance, and finance.

Hyaid's Entry Division provides their customers with the following data entry services:

               1.   Name/Address Keying
               2.   Numeric Keying
               3.   Direct Mail Questionnaires, Catalog Responders, Data
                    Compilation
               4.   Inventory Management
               5.   Any project requiring Data Entry.

Hyaid's data entry division can service all keying requirements with our state-of the-art key entry computer systems network. Our main facility features a full complement of terminals in a modem, suburban setting, running 24 hours a day, seven days a week. Our turnaround is what many have called "the fastest in the business." We can accommodate double or triple any volume you may have between our main and back-up facility minutes away. Free pick- up and delivery service is just one of the many extras you may enjoy as a Hyaid data entry client.

Competition. Hyaid is one of the strongest competitor in its industry niche due to its ability to identify and utilize, in a timely manner, the best proven technology in the industry today. It is positioned to quickly analyze and invest in attractive projects that meet its financial criteria. Diamond will continue to differentiate itself by consistently selecting and investing in projects that produce attractive returns at a reasonable investment level. Availability of high quality project data, production infrastructure and environmental safeguards will continue to be major factors when grading investment opportunities. Risk management will continue to be a major factor in all of our business decisions.



ITEM 2. DESCRIPTION OF PROPERTY

We presently lease space at 6 Commercial Street, Hicksville, New York as follows:

1. Building 6: approximately 10,000 square feet; rental of $6,433 per month; lease term from May 2000 until April 2005.

2. Building 7: approximately 10,000 square feet; rental of $5,192 per month; lease term from March 1997 until February 2002.

3. Building 12: approximately 20,300 square feet (we sublease approximately 4,500 square feet); rental of $10,490 per month (we receive $3,421 per month from our sublease); lease term from March 1998 until February 2003.

ITEM 3.  LEGAL PROCEEDINGS

No court or governmental agency has assumed jurisdiction over any substantial part of the Company's business or assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

On March 28, 2001, there were approximately 1,353 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 1,353. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "DMDI".

The reported high and low bid prices for our common stock are shown below for each quarter since December 2000 when the Company started trading on the OTC Electronic Bulletin Board. The high and low bid price for the periods are quotations from the OTC BB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                              HIGH BID         LOW BID
--------                            -------------    ------------

2000

Fourth Quarter                       0.50              0.50

2001

First Quarter (as of 3/29/01)         .65               .45

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS
OF OPERATIONS
-------------------------------------------------------------------------------

Forward-Looking Statements
--------------------------

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's operations; competitive environment; and general economic conditions.

Results of Operations
---------------------

                                 Years Ended December 31,
                                 ------------------------
                                2000                      1999
                                ----                      ----
     Net Sales             $   7,741,280           $    5,936,204

     Cost of Operations        5,552,720                4,104,926

     Gross Profit              2,188,560                1,831,278

     Selling, General and
     Administrative
     Expenses                  1,640,915                1,691,326


Revenues from operations during the year ended December 31, 2000 were $7,741,280 as compared to $5,936,204 for the year ended December 31, 1999. The increase in sales was due to an increase in correspondence services provided for selected client. (See Future Outlook).

Selling, general and administrative expenses decreased to $1,640,915 for the year ended December 31, 2000 as compared to $1,691,326, for the year ended December 31, 1999. This decrease is a result of managements successful efforts to reduce overhead expenses including office expenses, outside consulting services, and facility overhead.

Liquidity
---------

                                  Years Ended December 31,
                                ----------------------------
                                  2000                1999
                                  ----                ----
     Net Cash Provided by
                 Operations       $  306,784        $ 120,522

     Working Capital              (567,000)        (505,000)


Net cash flow from operations increased from $120,522 during the year ended December 31, 1999 to $306,784 during the year ended December 31, 2000. This increase was primarily due to the decrease in net loss (before extrodinary item) offset by the timing of collections and payments.

The Company had a working capital deficit of $567,000 as of December 31, 2000 as compared to a working capital deficit of $505,000 as of December 31, 1999. The decrease in working capital deficit is primarily due to the addition of equipment which has been financed, in most instances by leasing arrangements accounted for as capital leases.

Future Outlook
--------------

The Company is aggressively looking for profitable companies to acquire as well as to joint venture and/or partner with all in the direct mail marketing sales and servicing industry. The businesses that the Company acquires, joint venture and/or partners with will be mainly in the area of product sales either in the direct mail, space, internet, infomercial and other large scale consumer penetration mediums. This is the most natural fit, given the experiences of management in the successful running of types of businesses and the proprietary software and systems developed to service these businesses. In addition, the Company is in the process of expanding its operations to include the licensing of its custom service software. Currently, the Company has a contract to license this software to a major credit and collections company and anticipates entering into additional contracts in the near future. We are optimistic that our Company will be profitable for the year in 2001.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                        DIAMOND INTERNATIONAL GROUP, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                        DIAMOND INTERNATIONAL GROUP, INC.

                                TABLE OF CONTENTS

                           December 31, 2000 and 1999


                                                                    PAGE
FINANCIAL STATEMENTS

    Independent Auditors' Report                                     1

    Consolidated Balance Sheets                                      2

    Consolidated Statements of Operations                            3

    Consolidated Statements of Stockholders' Equity (Deficit)        4

    Consolidated Statements of Cash Flows                            5

    Notes to Consolidated Financial Statements                       6 - 12

SUPPLEMENTAL INFORMATION

     Cost of Operations                                              13

     Selling, General and Administrative Expenses                    14

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Diamond International Group, Inc.

We have audited the accompanying consolidated balance sheets of Diamond International Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond International Group, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in the accompanying schedules of cost of operations and selling, general and administrative expenses on pages 13 - 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Weisberg, Mole & Company, LLP
Hicksville, New York
February 27, 2001

                        DIAMOND INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                                     2000           1999
                                                                     ----           ----

CURRENT ASSETS
   Cash and cash equivalents - note 1                            $    10,876    $    79,240
   Accounts receivable - note 2                                    1,268,678      1,267,492
   Prepaid expenses                                                   50,728         61,177
                                                                 -----------    -----------
            Total Current Assets                                   1,330,282      1,407,909
                                                                 -----------    -----------
FIXED ASSETS - notes 1 and 6
   Furniture and fixtures                                             98,611        591,025
   Machinery and equipment                                           608,828        746,762
   Leasehold improvements                                            870,078        758,083
   Delivery equipment                                                 10,404         33,844
   Equipment held under capital leases                             1,103,469        927,421
                                                                 -----------    -----------
                                                                   2,691,390      3,057,135
    Less:  Accumulated Depreciation                                (872,281)    (2,143,020)
                                                                 -----------    -----------
            Fixed Assets, net                                      1,819,109        914,115
                                                                 -----------    -----------
OTHER ASSETS
   Goodwill, net - note 1                                             91,306             --
   Security deposits and other assets                                 46,691          6,357
                                                                 -----------    -----------

            Total Other Assets                                       137,997          6,357
                                                                 -----------    -----------

            Total Assets                                         $ 3,287,388    $ 2,328,381
                                                                 ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        2000           1999
                                                                        ----           ----
CURRENT LIABILITIES
   Loans payable - State Bank of Long Island - note 3            $   874,806    $   940,668

   Obligations under capital leases - current - note 6               199,646        190,898

   Accounts payable                                                  447,921        313,440

   Accrued expenses and taxes                                        358,751        467,938

   Deferred tax liability - note 8                                    15,974             --
                                                                 -----------    -----------

           Total Current Liabilities                               1,897,098      1,912,944
                                                                 -----------    -----------

LONG-TERM LIABILITIES
   Loans payable - shareholders - note 4                             522,203        564,139
   Obligations under capital leases - long-term - note 6             203,842        188,951
   Deferred tax liability - note 8                                   317,684             --
                                                                 -----------    -----------

           Total Long-term Liabilities                             1,043,729        753,090
                                                                 -----------    -----------

           Total Liabilities                                       2,940,827      2,666,034
                                                                 -----------    -----------
COMMITMENTS AND CONTINGENCIES - note 6

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $.0001 par value;
     100,000,000 shares authorized; 23,005,000
     shares issued and outstanding in 2000;

      46,000,000 issued and outstanding in 1999 - note 1               2,300          4,600
   Additional paid-in capital                                      1,550,237      1,550,237
   Accumulated deficit                                              (890,976)    (1,332,490)
   Notes receivable from stock sales                                (315,000)      (560,000)
                                                                 -----------    -----------

           Total Stockholders' Equity (Deficit)                      346,561       (337,653)
                                                                 -----------    -----------

           Total Liabilities and Stockholders' Equity (Deficit)  $ 3,287,388    $ 2,328,381
                                                                 ===========    ===========

                        DIAMOND INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Years Ended December 31,

                                                                    2000             1999
                                                                    ----             ----
Fulfillment Income                                              $  7,741,280    $  5,936,204

Cost of Operations                                                 5,552,720       4,104,926
                                                                  ----------      ----------

Gross Profit                                                       2,188,560       1,831,278

Selling, general and administrative expenses                       1,640,915       1,691,326
                                                                  ----------      ----------

Income before other expenses                                         547,645         139,952
                                                                  ----------      ----------

Other Expenses

    Interest expense                                                 235,084         260,583
    Depreciation and amortization                                    364,286         231,551
    Registration and issuance costs                                       --          60,000
                                                                  ----------      ----------

         Total Other Expenses                                        599,370         552,134
                                                                  ----------      ----------

Loss before income tax (benefit) provision and extraordinary
 item                                                                (51,725)       (412,182)

Income tax (benefit) provision - notes 1 and 8                       (17,773)            750
                                                                  ----------      ----------

Net loss before extraordinary item                                   (33,952)       (412,932)

Extraordinary item - gain on involuntary conversion of assets
  from fire, net of income taxes - note 9                            475,466              --
                                                                  ----------      ----------

Net income (loss)                                               $    441,514    $   (412,932)
                                                                  ==========      ==========

Income (loss) per common share:

  Net loss before extraordinary item                            $      (0.00)   $      (0.01)
  Extraordinary item                                                    0.01              --
                                                                  ----------      ----------

  Net income (loss) per common share                            $       0.01    $      (0.01)
                                                                  ==========      ==========

Weighted average common shares used in computing
 net income (loss) per common share                               30,666,667      30,033,333
                                                                  ==========      ==========

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended December 31, 2000 and 1999

                                                                                                Additional
                                                                               Common           Paid-In
                                                               Shares          Stock            Capital
                                                               ------          -----            -------
Balance at January 1, 1999                                    20,200,000    $      2,020   $    550,517

Issuance of common stock                                      23,800,000           2,380        159,920

Exercising of warrants                                         2,000,000             200        839,800

Net loss                                                              --              --             --
                                                              ----------    ------------    -----------

Balance at December 31, 1999                                  46,000,000           4,600      1,550,237

Retirement of common stock                                  (23,000,000)         (2,300)             --

Purchase of Segway I Corp.                                         5,000              --             --

Proceeds from notes receivable                                        --              --             --

Net income                                                            --              --             --
                                                              ----------    ------------    -----------

Balance at December 31, 2000                                  23,005,000    $      2,300    $ 1,550,237
                                                              ==========    ============    ===========

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            For the Years Ended December 31, 2000 and 1999 Continued

                                                                                 Notes
                                                                Accumulated      Receivable
                                                                  Deficit        from Stock Sales   Total

Balance at January 1, 1999                                  $   (919,558)              $          $   (367,021)

Issuance of common stock                                              --              --               162,300

Exercising of warrants                                                --        (560,000)              280,000

Net loss                                                        (412,932)             --              (412,932)
                                                            ------------    ------------          ------------
Balance at December 31, 1999                                  (1,332,490)       (560,000)             (337,653)

Retirement of common stock                                            --              --                (2,300)

Purchase of Segway I Corp.                                            --              --                    --

Proceeds from notes receivable                                        --         245,000               245,000

Net income                                                       441,514              --               441,514
                                                            ------------    ------------          ------------
Balance at December 31, 2000                                $   (890,976)   $   (315,000)         $    346,561
                                                            ============    ============          ============

                        DIAMOND INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,

                                                                      2000                  1999
                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $  441,514             $ (412,932)
                                                                    ---------              --------

Adjustments to reconcile net income (loss) to
 net cash provided by operating
  activities:

      Depreciation and amortization                                   364,286               231,551
      Gain on involuntary conversion of assets from fire            (826,897)                     -
      Changes in assets and liabilities:
        Accounts receivable                                           (1,186)                62,266
        Prepaid expenses                                               10,449              (32,493)
        Security deposits and other assets                           (40,334)                 1,626
        Accounts payable                                              134,481                26,337
        Accrued expenses and taxes                                  (109,187)               276,880
        Deferred tax liability                                        333,658                     -
        Customer deposits                                                   -              (32,713)
                                                                    ---------              --------
           Total adjustments                                        (134,730)               533,454
                                                                    ---------              --------
            Net Cash  Provided by Operating Activities                306,784               120,522
                                                                    ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                      (1,105,518)             (409,969)
   Proceeds from insurance recovery, net of expenses                  909,620                     -
   Purchase of Segway I Corp.                                        (95,000)                     -
                                                                    ---------              --------

            Net Cash Used in Investing Activities                   (290,898)             (409,969)
                                                                    ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in loan payable - State Bank of Long Island                (65,862)              (99,510)
   Principal payments of capital lease obligations                  (219,152)             (182,363)
   Proceeds from issuance of common stock                                   -               162,300
   Retirement of common stock                                         (2,300)                     -

   Proceeds from notes receivable                                     245,000               280,000
   (Repayments to) proceeds from loans
     payable - shareholders                                          (41,936)               177,630
                                                                    ---------              --------

            Net Cash (Used in) Provided by Financing Activities      (84,250)               338,057
                                                                    ---------              --------

Net (Decrease) Increase in Cash and Cash Equivalents                 (68,364)                48,610

Cash and cash equivalents - beginning of year                          79,240                30,630
                                                                    ---------              --------

Cash and cash equivalents - end of year                             $  10,876              $ 79,240
                                                                    =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                    $ 239,893             $ 260,919
                                                                    =========             =========
   State income tax paid                                                  952                   750
                                                                    =========             =========
   New capital lease obligations                                    $ 242,791             $  53,166
                                                                    =========             =========

                       DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND SIGNIFICANT CUSTOMERS

Diamond International Group, Inc. ("Diamond") was incorporated on November 5, 1998 for the express purpose of acquiring all of the outstanding common stock of
H. Y. Applied Inter-Data Services, Inc. ("Hyaid"). Hyaid operates a computerized order fulfillment service for clients in the direct mail order business.

On January 29, 1999, Diamond acquired all of the outstanding common stock of Hyaid in exchange for 18,462,404 shares of newly issued Diamond common stock. This acquisition has been accounted for as a pooling of interests.

A summary of selected financial data for Diamond and Hyaid for the year ended December 31, 1999 is as follows:

                                                          Diamond                     Hyaid                      Total
                                                          -------                     -----                      -----
Gross Profit                                        $               -              $   1,831,278          $       1,831,278
Selling, general and administrative expenses
                                                              (2,300)                (1,689,026)                (1,691,326)
Other expenses                                               (60,000)                  (492,134)                  (552,134)
                                                    ----------------           ----------------           ----------------
Loss before provision for income taxes                       (62,300)                  (349,882)
(412,182)
Provision for income taxes                                   -                             (750)                      (750)
                                                    ----------------           ----------------           ----------------
Net Loss                                            $        (62,300)          $       (350,632)          $       (412,932)
                                                    ================           ================
================

Diamond's operations for the year ended December 31, 2000 were not significant.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Diamond and Hyaid (together, the "Company"). All significant intercompany accounts and transactions have been eliminated.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ISSUANCE AND RETIREMENT OF COMMON STOCK

In March 1999, Diamond executed a common stock offering consisting of 400,000 units at $.40 per unit. Each unit consists of 2 shares of common stock and one stock purchase warrant which enables the holder to purchase 5 shares of common stock at $.42 per share. In connection with this offering, Diamond raised $100,000, net of registration and issuance costs of $60,000. The warrants were exercised in April 1999. Diamond issued the stock to the warrant holders in exchange for a note in the amount of $840,000. The note is secured by the stock. In September 1999, Diamond issued 23,000,000 shares of stock to a major shareholder in exchange for services rendered. The stockholder retired the shares in May 2000.

ACQUISITION

On June 9, 2000, Diamond acquired all of the outstanding common stock of Segway I Corp. ("Segway") for $95,000 and 5,000 shares of Diamond common stock. Prior to being acquired, Segway was subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Act"). Pursuant to the acquisition, the Company is now subject to the reporting requirements of the Act. Accordingly, the Company has filed a report with the Securities Exchange Commission reporting this acquisition.

In connection with the acquisition, the Company recorded goodwill for the excess of the cost over the fair market value of the net assets acquired in the amount of $95,000. Goodwill is being amortized over fifteen years using the straight-line method.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is recorded upon the performance of fulfillment and other services for the Company's clients. Revenue from reimbursable expenses is recorded in the same period as the corresponding expenses.

CONCENTRATIONS

Sales to four major customers during the year ended December 31, 2000 amounted to 38%, 20%, 13% and 12% of sales. Sales to three major customers during the year ended December 31, 1999 amounted to 16%, 15% and 14% of sales.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FIXED ASSETS AND LEASES

Fixed assets are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years. Computer and office equipment that are acquired under leases which meet certain criteria evidencing substantive ownership by the Company are capitalized and the related capital lease obligations are included in current and long-term liabilities. Related amortization and interest are charged to expense over the lease term. Leases not meeting the criteria are accounted for as operating leases, with rent payments being charged to expense as incurred.

INCOME TAXES

Diamond applies the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between taxable income and income for financial statement purposes result from the recognition of certain income and expense items for tax purposes in periods which differ from those used for financial statement purposes.

Prior to the acquisition by Diamond on January 29, 1999, Hyaid had elected to be taxed as an "S" Corporation. Accordingly, no provision for federal income taxes was recorded as income or loss from the corporation flowed through to the shareholder. Pursuant to the acquisition, Hyaid terminated its "S" Corporation status and, accordingly, is subject to corporate income taxes. As a result, effective January 30, 1999, Hyaid follows the principles of SFAS 109.

ADVERTISING

The Company expenses advertising costs as they are incurred.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE

The calculation of earnings per share is based upon the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share for the years ended December 31, 2000 and 1999.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 2 - ACCOUNTS RECEIVABLE

At December 31, 2000 accounts receivable from three major customers amounted to 38%, 21% and 12% of total accounts receivable. At December 31, 1999 accounts receivable from three major customers amounted to 34%, 13% and 11% of total accounts receivable.

NOTE 3 - LOAN PAYABLE - STATE BANK OF LONG ISLAND

The Company entered into a revolving line of credit agreement with State Bank of Long Island (the "Line of Credit") in the amount of $1,100,000. The Line of Credit provides for advances subject to a limit of 70% of eligible accounts receivable up to 150 days (180 days on receivables from one major customer). Repayments of interest must be made on a monthly basis at the rate of 2.5% per annum in excess of State Bank of Long Island's prime rate of interest (12% at December 31, 2000). The outstanding balance is payable on demand at any time during the term of the Line of Credit. The Line of Credit is secured by a security interest in all of the assets of the Company, as well as a $200,000 life insurance policy on the shareholder of the Company. Additionally, the Company subordinated advances in the amount of $467,000 due to the primary shareholder of the Company (Note 4).

The Line of Credit provides for certain covenants which (a) prevent the Company from incurring, without prior written consent, capital expenditures in excess of $100,000 per year, (b) prevent the Company from paying cash dividends to its shareholders and (c) report the operating results of the Company on a timely basis. The Company is in compliance with these covenants.

The Line of Credit expires on April 30, 2001, at which time all unpaid principal and interest are due.

NOTE 4 - LOANS PAYABLE - SHAREHOLDERS

As of December 31, 2000, the primary shareholder of the Company made unsecured advances to the Company for working capital purposes aggregating $522,203. Interest expense has not been imputed on the advances. In connection with the Line of Credit (Note 3), $467,000 of these advances have been subordinated.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and 1999, the Company paid salaries and other fees to the primary shareholder in the amount of $562,105 and $328,450, respectively.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company has entered into various non-cancelable capital lease agreements for computer and office equipment. The Company has also entered into non-cancelable operating lease agreements for their three operating facilities and computer equipment. The leases expire in varying periods through 2005. Rent expense recorded under such operating leases amounted to $506,293 and $382,180 for the years ended December 31, 2000 and 1999, respectively.

The Company has entered into a sub-lease agreement with an unrelated party to sub-lease a portion of one of their operating facilities.

Future minimum capital lease payments at December 31, 2000 are as follows:

Year Ended
----------
December 31, 2001                                          $       251,958
December 31, 2002                                                  137,184
December 31, 2003                                                   67,893
December 31, 2004                                                   21,769
December 31, 2005                                                    6,366
                                                           ---------------
Total Minimum Lease Payments                                       485,170
Less:  Amount Representing Interest                                 81,682
                                                           ---------------
Present Value of Minimum Lease Payments                    $       403,488
                                                           ===============

Accumulated amortization for assets under capital leases was $697,556 and $554,998 as of December 31, 2000 and 1999, respectively.

Future minimum operating lease payments at December 31, 2000 are as follows:

                                       Minimum                  Minimum
                                       Rental                   Sublease
   Year Ended                         Payments                   Income                    Net
   ----------                         --------                   ------                    ---
December 31, 2001                 $        532,081         $         41,055         $       491,026
December 31, 2002                          268,003                   41,055                 226,948
December 31, 2003                          109,408                    6,843                 102,565
December 31, 2004                           77,202                 -                         77,202
December 31, 2005                           25,734                 -                         25,734
                                  ----------------         ----------------         ---------------
                                  $      1,012,428         $         88,953         $       923,475
                                  ================         ================
===============

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss before extraordinary item of $51,725 for the year ended December 31, 2000, and as of December 31, 2000, the Company's current liabilities exceeded its current assets by $550,842. These factors create an uncertainty as to the Company's ability to continue as a going concern. The Company's plans include vigorous cost controls, aggressive marketing strategies and additional financing on an as needed basis.

NOTE 7 - PROFIT SHARING PLAN

The Company maintains a 401(k) plan for substantially all full-time employees of the Company. Employer contributions are voluntary and at the discretion of the stockholder. The Company did not contribute to the plan for the year ended December 31, 2000.

NOTE 8 - INCOME TAXES

Income tax (benefit) provision consists of the following:

                                                      December 31,
                                                    2000        1999
                                                    ----        ----
Current:
       Federal                                     $       -    $         -
       State                                               -            750
                                                   --------     -----------
                                                   $       -    $       750
                                                   =========    ==========

Deferred

       Federal                                     $ (11,389)   $         -
       State                                          (6,384)             -
                                                   --------     -----------
                                                   $ (17,773)   $         -
                                                   =========    ==========

A reconciliation of the tax (benefit) provision at the federal statutory rate to the effective tax rate is as follows:

                                                    2000                1999
                                                    ----                ----
Tax benefit at federal statutory rate                 (34.0%)          34.0 %
State income taxes                                   (  3.9%)               -
Meals and entertainment                                 17.2%               -
Impact of reduced federal rates                          9.9%               -
Valuation allowance                                   (23.5%)        (34.0 %)
Effective tax rate                                    (34.3%)           0.0 %

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 8 - INCOME TAXES (Continued)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 are presented below:

                                               Federal       State
                                               -------       -----
Deferred tax assets:
     Net operating loss carryforward         $  51,970    $  12,929
     Contribution carryover                        152           85
     Property and equipment, principally
       due to differences in depreciation       11,237        6,299
     Less:  Valuation Allowance               (51,970)     (12,929)
                                             ---------    ---------
                                                11,389        6,384
Deferred tax liabilities:
     Property and equipment, principally
       due to differences in the treatment
       of involuntary conversions            (281,145)     (70,286)
                                             ---------    ---------
Net deferred tax liability                   $ 269,756    $  63,902
                                             =========    =========

Net operating loss carryforwards for federal income taxes of approximately $153,000 expire in varying years through 2020.

NOTE 9 - EXTRAORDINARY ITEM

One of the Company's operating facilities was destroyed in a fire. Insurance proceeds in the amount of $989,032 were received to fund the clean-up and rebuild the facility. Assets with a net book value of $82,723 were destroyed in the fire. In addition, the Company incurred clean-up expenses of $79,412. As a result, an extraordinary gain was recognized in the amount of $826,897 before income taxes. Deferred income taxes related to this gain amounted to $351,431.

                            SUPPLEMENTAL INFORMATION

                        DIAMOND INTERNATIONAL GROUP, INC.

                            SUPPLEMENTAL INFORMATION

                        For the Years Ended December 31,

                                                         2000                  1999
                                                         ----                  ----
COST OF OPERATIONS
Purchases

    EDP maintenance                                   $  140,465              $156,950
    Other rentals                                        264,646               127,579
    EDP forms and envelopes                              108,626                87,127
    Outside services                                     657,142               134,254
                                                    ------------            ----------

          Total Purchases                              1,170,879               505,910
                                                    ------------            ----------

Payroll Expenses

   Payroll - Administration 1                            382,884               139,135
   Payroll - Administration 2                             90,264                51,877
   Payroll - Accounting                                  208,342               188,801
   Payroll - Data Entry                                  288,149               208,678
   Payroll - Client Services                             410,772               438,102
   Payroll - Control                                     245,780               281,002
   Payroll - Correspondence 7                          1,215,741               841,280
   Payroll - EDP                                         185,281               220,248
   Payroll - Input                                       233,084               211,034
   Payroll - Order Entry                                  94,036                76,559
   Payroll - Programming                                 331,162               318,713
   Payroll - Warehouse - Mgt.                             39,681                40,500
   Payroll - Warehouse - Labor                            93,215                85,658
   Payroll - Correspondence 15                           193,476               173,823
                                                    ------------            ----------

          Total Payroll Expense                        4,011,867             3,275,410
                                                    ------------            ----------

Taxes

   FICA tax                                              283,916               243,704
   Federal unemployment tax                               11,567                 9,603
   State unemployment tax                                 37,851                37,198
   Disability insurance                                   11,599                 9,791
   Other taxes                                            25,041                23,310
                                                    ------------            ----------

          Total Taxes                                    369,974               323,606
                                                    ------------            ----------

          Total Cost of Operations                  $  5,552,720            $4,104,926
                                                    ============            ==========

                        DIAMOND INTERNATIONAL GROUP, INC.

                            SUPPLEMENTAL INFORMATION

                        For the Years Ended December 31,

                                                                      2000                   1999
                                                            --------------         --------------
 SELLING, GENERAL and ADMINISTRATIVE EXPENSES
   Advertising                                           $          4,937        $        10,045
   Auto expense                                                      6,282                  3,489
   Bank charges                                                      3,605                  3,392
   Contributions                                                     1,000                      25
   Conventions and shows                                             9,460                    850
   Dues and subscriptions                                            9,050                  4,074
   Employee benefits                                               121,281                 62,218
   Freight and parcel post                                          84,064                111,947
   Insurance                                                        84,294                 82,399
   Licenses and permits                                              1,063                      -
   Miscellaneous expense                                            14,778                  4,941
   Office expense                                                  303,835                375,049
   Postage                                                           9,831                  9,001
   Professional fees                                               106,696                 59,160
   Consulting                                                       48,550                 99,900
   Promotions                                                       10,999                 22,461
   Rent                                                            241,647                254,601
   Repairs and maintenance                                          14,185                      -
   Building maintenance                                            137,328                110,470
   Maintenance contracts                                            39,619                 68,208
   Telephone                                                       218,605                228,251
   Entertainment                                                    52,297                 34,925
   Travel expense                                                   16,221                 15,197
   Utilities                                                       101,288                130,723
                                                         -- --------------      -- --------------

    Total Selling, General and Administrative Expenses      $    1,640,915          $    1,691,326
                                                         == ==============      == ==============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND  FINANCIAL DISCLOSURE

The Company's accountant is Weisberg, Mole & Company, LLP independent certified public accountants. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of March
28, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                AGE              DIRECTOR/POSITION
Richard Levinson                    59               President
Barbara Cheney                      62               Vice President; Controller
Janine Levinson                     36               Vice President of Client
                                                     Services

The following is a biographical summary of the directors and officers of the
Company:

RICHARD LEVINSON, 59, has been the President of the Company since January 29, 1999 when HYAID, Inc. became a wholly owned subsidiary of the Company. Mr. Levinson has over 38 years experience in the direct mail industry. Mr. Levinson owned and operated HYAID, Inc. which is a direct mail service which processes orders for book clubs, record clubs, collectible clubs, catalogs and all related processes. In such capacity his responsibilities include consulting, credit and collection work, inbound telemarketing services, Internet processing, list management, caging operations and statistical reporting in both marketing and accounting areas. In addition, he is involved in the general management in all facets of client marketing efforts. Prior to that time, he worked for six years as a programming manager and director of Data Processing for Grolier Enterprises, which was a publicly traded direct mail company. In such employment, he designed and programmed all of the mail order processing systems from order entry through billing, shipping, statistical marketing and financial reporting.

BARBARA CHENEY, 62, has been Vice President and Controller of the Company since January 29, 1999. Ms. Cheney has over 42 years experience in the direct mail industry. For 30 years, Ms. Cheney worked in various departments of HYAID. She was responsible for outlining each department's budget, all payroll and hospitalization functions, client billing, book and record keeping and general administrative functions. Prior to that time, she was employed by Grolier Enterprises where her responsibilities included the management of the computer control department. The control department reconciled all production runs submitted to the computer department from the input department and balances from all output created by the department. She managed a large control staff and trained all personnel.

JANINE LEVINSON, 36, has been Vice President of Client Services of the Company since January 29, 1999. Ms. Levinson has over 16 years experience in the direct mail industry. For 14 years, she was employed by HYAID and initially managed Merge Purge (list and life maintenance), a division of HYAID. Her responsibilities at HYAID include working closely with clients to set up all procedures with respect to their direct marketing efforts. She also consults with clients in an operations, marketing and credit capacity. She is responsible for the client service department, the control department personnel and the entire Merge Purge division of HYAID. Prior to working for HYAID, she was a manager for Fulfillment Associates for two years. Initially she managed a shift of inserting machine operations and then she managed the Merge Purge division (list management) at Fulfillment Associates.

The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2001. Directors will be elected for one year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

In December 2000 we filed Form 3's for Richard Levinson, Barbara Cheney and Janine Levinson. Such Form 3's were filed late. A Form 5 will not be filed for our fiscal year ended December 31, 2000 since all reportable transactions for this fiscal year were reported on Form 3's filed with Commission.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in 1998, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM COMPENSATION
                                                                ----------------------
                                  ANNUAL COMPENSATION            RESTRICTED     SECURITIES
NAME AND PRINCIPAL                                               STOCK          UNDERLYING
POSITION                      YEAR      SALARY ($)   BONUS       AWARDS         OPTIONS
--------                      ----      ----------   -----       ------         -------
RICHARD LEVINSON
President                    2000     $411,095          0                0         0
                             1999     $138,600    $96,000                0         0
                             1998     $235,700          0                0         0

BARBARA CHENEY
Vice President/Controller    2000      $88,000          0                0         0
                             1999      $81,375          0                0         0
                             1998      $88,000          0                0         0

JANINE LEVINSON
Vice President               2000     $125,000          0                0         0
                             1999     $101,038          0                0         0
                             1998     $ 85,000          0                0         0

(1) 2001 salary for each officer is based on the anticipated annual salary for the calendar year ending 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of December 31, 2000, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                            Number of Shares of
Name of Beneficial Owner/                   Common Stock               % of Beneficial
IDENTITY OF GROUP                           BENEFICIALLY OWNED         OWNERSHIP
-----------------                           ------------------         -----------------
Richard Levinson                            18,462,404                 79.22%

Barbara Cheney                                       0                     0%

Janine Levinson                                      0                     0%

All Executive Officers and Directors
as a Group (3 persons)                      18,462,404                 79.22%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

As of December 31, 2000, Richard Levinson has outstanding loans with the Company totalling $522,203.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.  Exhibits:

     The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits.

                EXHIBIT INDEX

     2.1 Stock Acquisition and Reorganization Agreement by and among Diamond International Group, Inc. and Segway I Corp. dated June 9, 2000. (1)


     3.1  Articles of Incorporation of Diamond International Group, Inc. (1)

     3.2  By-laws of Diamond International Group, Inc. (1)

     (1) Incorporated by reference to the Registrant's Form 8-K12g3 (SEC File No. 0-29461).

(b) On June 20, 2000, we file Form 8-K12g3 to report the Stock Acquisition and Reorganization Agreement by and among Diamond International Group, Inc. and Segway I Corp. dated June 9, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                        DIAMOND INTERNATIONAL GROUP, INC.

                        By: /s/ Richard Levinson
                        -----------------------------------
                                RICHARD LEVINSON
                                President, Chief Executive Officer
                                and Director

Dated: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                TITLE                         DATE
                                    -----                         ----

/s/ Richard Levinson               Chief Executive Officer,      March 30, 2001
---------------------------        President and Director
    RICHARD LEVINSON

                                   Vice President                March 30, 2001
---------------------------
    BARBARA CHENEY

                                   Vice President                March 30, 2001
---------------------------
    JANINE LEVINSON