Form 10QSB
period 2001-03-31
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2001-05-11
CIK 1106213

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                       For the transition period from to

                               Commission File No. 0-29461

                        DIAMOND INTERNATIONAL GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Delaware
                        (State of Other Jurisdiction of
                         Incorporation or Organization)


                                   73-1556428
                                (I.R.S. Employer
                               Identification No.)

                6 Commercial Street, Hicksville, New York    11801
              (Address of Principal Executive Offices)     (Zip Code)

                                 (516) 433-3800
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2000, the Company had 23,605,071 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2000 and 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                              DIAMOND INTERNATIONAL

                                   GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                        DIAMOND INTERNATIONAL GROUP, INC.

                                TABLE OF CONTENTS

                                 March 31, 2001

FINANCIAL STATEMENTS                                          Page
Accountants' Review Report                                    1
Consolidated Balance Sheets                                   2
Consolidated Statements of Operations                         3
Consolidated Statements of Stockholders' Equity (Deficit)     4
Consolidated Statements of Cash Flows                         5
Notes to Consolidated Financial Statements                    6-11

To the Board of Directors and Stockholders of Diamond International Group, Inc.


We have reviewed the accompanying consolidated balance sheet of Diamond International Group, Inc. as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Diamond International Group, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2001 consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet as of December 31, 2000 was audited by us, and we expressed an unqualified opinion on it in our report dated February 27, 2001, but we have not performed any auditing procedures since that date. The accompanying March 31, 2001 consolidated statements of operations, stockholders' equity (deficit) and cash flows were compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the March 31, 2001 consolidated statements of operations, stockholders' equity (deficit) and cash flows and, accordingly, do not express an opinion or any other form of assurance on them.

Hicksville, New York
April 20, 2001

                        DIAMOND INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 March 31,              December 31,
                                                    2001                    2000
                                           --------------------     -------------------
CURRENT ASSETS
   Cash and cash equivalents - note 1      $             9,698      $           10,876
   Accounts receivable - note 2                      1,397,992               1,268,678
   Prepaid expenses                                     81,102                  50,728
                                           --------------------     -------------------

           Total Current Assets                      1,488,792               1,330,282
                                           --------------------     -------------------

FIXED ASSETS - notes 1 and 3
   Furniture and fixtures                               98,611                  98,611
   Machinery and equipment                             658,639                 608,828
   Leasehold improvements                              870,078                 870,078
   Delivery equipment                                   10,404                  10,404
   Equipment held under capital leases               1,124,969               1,103,469
                                           --------------------     -------------------
                                                     2,762,701               2,691,390
    Less:  Accumulated Depreciation                   (957,781)               (872,281)
                                           --------------------     -------------------

           Fixed Assets , net                        1,804,920               1,819,109
                                           --------------------     -------------------

OTHER ASSETS
   Goodwill - note 1                                    91,306                  91,306
   Security deposits and other assets                   47,643                  46,691
                                           --------------------     -------------------

           Total Assets                    $         3,432,661      $        3,287,388
                                           ====================     ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,    December 31,
                                                                     2001           2000
                                                                     ----           ----
CURRENT LIABILITIES
   Loans payable - State Bank of Long Island - note 3        $   960,737       $    874,806
   Obligations under capital leases -current - note 6            208,984            199,646
   Accounts payable                                              443,483            447,921
   Accrued expenses and taxes                                    430,311            358,751
   Deferred tax liability                                         15,974             15,974
                                                             -----------       ------------

           Total Current Liabilities                           2,059,489          1,897,098
                                                             -----------       ------------

LONG-TERM LIABILITIES
   Loans payable - stockholders- note 4                          522,203            522,203
   Obligations under capital leases - long-term - note 6         165,819            203,842
   Deferred tax liability                                        317,684            317,684
                                                             -----------       ------------

           Total Long-term Liabilities                         1,005,706          1,043,729
                                                             -----------       ------------

           Total Liabilities                                   3,065,195          2,940,827
                                                             -----------       ------------

COMMITMENTS AND CONTINGENCIES  - note 6

STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value;100,000,000 shares
      authorized; 23,005,000 shares issued and outstanding          2,300             2,300
   Additional paid-in capital                                   1,550,237         1,550,237
   Accumulated deficit                                          (906,821)         (890,976)
   Notes receivable from stock sales                            (278,250)         (315,000)
                                                             -----------       ------------

           Total Stockholders' Equity                             367,466           346,561
                                                             -----------       ------------

           Total Liabilities and Stockholders' Equity        $  3,432,661       $ 3,287,388
                                                             ============       ===========

                        DIAMOND INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended March 31,
                                                             2001                   2000
                                                             ----                   ----
Fulfillment Income                                     $  1,865,218           $     1,633,716

Cost of Operations                                        1,403,013                 1,168,592
                                                       ------------           ---------------

Gross Profit                                                462,205                   465,124

Selling, general and administrative expenses                344,366                   471,448
                                                       ------------           ---------------

Income (loss) before other expenses                         117,839                   (6,324)
                                                       ------------           ---------------

Other Expenses
    Interest expense                                         46,174                    58,095
    Depreciation and amortization                            85,500                    60,000
                                                       ------------           ---------------

         Total Other Expenses                               131,674                   118,095
                                                       ------------           ---------------

Loss before provision for income taxes                     (13,835)                 (124,419)

Provision for income taxes - notes 1 and 8                    2,010                       852
                                                       ------------           ---------------

Net loss                                              $    (15,845)          $      (125,271)
                                                       ============            ==============

Basic and diluted loss per common share - note 1      $      (0.00)          $         (0.00)
                                                       ============            ==============

                        DIAMOND INTERNATIONAL GROUP, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   Three Months Ended March 31, 2001 and 2000

                                                               Additional                  Notes
                                                Common         Paid-In       Accumulated   Receivable
                                  Shares        Stock          Capital       Deficit       from Stock Sales    Total
                                  ------        -----          -------       -------       ----------------    -----
Balance at January 1, 2000        46,000,000   $     4,600   $ 1,550,237   $(1,332,490)   $  (560,000)   $  (337,653)

Proceeds from notes receivable            --            --            --            --        150,000        150,000

Net loss                                  --            --            --      (125,271)            --       (125,271)
                                  ----------   -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2000         46,000,000         4,600     1,550,237    (1,457,761)      (410,000)      (312,924)
                                  ==========   ===========   ===========   ===========    ===========    ===========

Balance at January 1, 2001        23,005,000         2,300     1,550,237      (890,976)      (315,000)       346,561

Proceeds from notes receivable            --            --            --            --         36,750         36,750

Net loss                                  --            --            --       (15,845)            --        (15,845)
                                  ----------   -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2001         23,005,000   $     2,300   $ 1,550,237   $  (906,821)   $  (278,250)   $   367,466
                                  ==========   ===========   ===========   ===========    ===========    ===========

                        DIAMOND INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months ended March 31,
                                                                                2001                  2000
                                                                         ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $         (15,845)   $         (125,271)
                                                                         ------------------   -------------------

Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                 85,500                60,000
      Changes in assets and liabilities:
        Accounts receivable                                                       (129,314)             (157,698)
        Prepaid expenses                                                           (30,374)                5,991
        Security deposits and other assets                                            (952)                    -
        Accounts payable                                                            (4,438)               94,934
        Accrued expenses and taxes                                                  71,560               (94,430)
                                                                         ------------------   -------------------
           Total adjustments                                                        (8,018)              (91,203)
                                                                         ------------------   -------------------
            Net Cash Used in Operating Activities                                  (23,863)             (216,474)
                                                                         ------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of machinery and equipment                                            (49,811)              (88,335)
                                                                         ------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in loan payable - State Bank of Long Island                               85,931               131,790
   Principal payments of capital lease obligations                                 (50,185)              (51,798)
   Proceeds from notes receivable                                                   36,750               150,000
   Loan repayments from stockholders                                                     -                (1,285)
                                                                         ------------------   -------------------
            Net Cash Provided by Financing Activities                               72,496               228,707
                                                                         ------------------   -------------------

Net decrease in cash and cash equivalents                                           (1,178)              (76,102)

Cash and cash equivalents - beginning of period                                     10,876                79,240
                                                                         ------------------   -------------------

Cash and cash equivalents - end of period                                $           9,698    $            3,138
                                                                         ==================   ===================
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                         $          46,174    $           58,095
                                                                         ==================   ===================
   State income tax paid                                                 $           2,010    $              852
                                                                         ==================   ===================
   New capital lease obligations                                         $          21,500    $           29,331
                                                                         ==================   ===================

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Diamond International Group, Inc. ("Diamond") was incorporated on November 5, 1998 for the express purpose of acquiring all of the outstanding common stock of
H. Y. Applied Inter-Data Services, Inc. ("Hyaid"). Hyaid operates a computerized order fulfillment service for clients in the direct mail order business.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Diamond and Hyaid (together, the "Company"). All significant inter-company accounts and transactions have been eliminated.

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

CONCENTRATIONS

Sales to four major customers during the three months ended March 31, 2001 amounted to 42%, 16%, 15% and 14% of sales. Sales to three major customers during the three months ended March 31, 2000 amounted to 35%, 16% and 15% of sales.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

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

INCOME TAXES

The Company applies the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between taxable income and income for financial statement purposes result from the recognition of certain income and expense items for tax purposes in periods which differ from those used for financial statement purposes.

ADVERTISING

The Company expenses advertising costs as they are incurred.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE

The calculation of earnings per share is based upon the weighted average number of common shares outstanding as follows:

Three months ended March 31, 2001                             23,000,000
Three months ended March 31, 2000                             46,000,000

There is no difference between basic and diluted earnings per share for the three months ended March 31, 2001 nor the three months ended March 31, 2000.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

NOTE 2 - ACCOUNTS RECEIVABLE

At March 31, 2001 accounts receivable from three major customers amounted to 41%, 34% and 25% of total accounts receivable.


NOTE 3 - LOAN PAYABLE - STATE BANK OF LONG ISLAND

The Company entered into a revolving line of credit agreement with State Bank of Long Island (the "Line of Credit") in the amount of $1,100,000. The Line of Credit provides for advances subject to a limit of 70% of eligible accounts receivable, as defined. Repayments of interest must be made on a monthly basis at the rate of 2.5% per annum in excess of State Bank of Long Island's prime rate of interest. Principal payments are payable on demand at any time during the term of the Line of Credit. The Line of Credit is secured by a security interest in all of the assets of the Company, as well as a $200,000 life insurance policy on the primary stockholder of the Company. Additionally, advances by the stockholder in the amount of $467,000 have been subordinated to this loan (Note 4).

The Line of Credit provides for certain covenants which (a) prevent the Company from incurring, without prior written consent, capital expenditures in excess of $100,000 per year, (b) prevent the Company from paying cash dividends to its stockholders and (c) report the operating results of the Company on a timely basis. The Company is in compliance with these covenants.

The line of credit expires on April 30, 2001, at which time all unpaid principal and interest are due. The Company expects to renew the line of credit, at substantially the same terms, for an additional year.

NOTE 4 - LOANS PAYABLE - STOCKHOLDERS

As of March 31, 2001, the primary stockholder of the Company made unsecured advances to the Company for working capital purposes aggregating $522,203. Interest expense has not been imputed on the advances. In connection with the Line of Credit (Note 3), $467,000 of these advances have been subordinated.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2001 and 2000, the Company paid salaries and other fees to its primary stockholder in the approximate amount of $175,000 and $80,000, respectively.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company has entered into various non-cancelable capital lease agreements for computer and office equipment. The Company has also entered into non-cancelable operating lease agreements for its three operating facilities and computer equipment. The leases expire in varying periods through 2003. Rent expense recorded under such operating leases amounted to $143,371 and $116,037 for the three months ended March 31, 2001 and 2000, respectively.

The Company has entered into a sub-lease agreement with an unrelated party to sub-lease a portion of one of their operating facilities.

Future minimum capital lease payments at March 31, 2001 are as follows:

Year Ended
----------

March 31, 2002                                             $      258,853
March 31, 2003                                                    110,210
March 31, 2004                                                     58,268
March 31, 2005                                                     19,348
March 31, 2006                                                      2,943
                                                           --------------

Total Minimum Lease Payments                                      449,622
Less:  Amount Representing Interest                                74,819
                                                           --------------

Present Value of Minimum Lease Payments                    $      374,803
                                                           ==============

Accumulated amortization for assets under capital leases was $766,556 as of March 31, 2001.

Future minimum operating lease payments at March 31, 2001 are as follows:

                                      Minimum               Minimum
                                      Rental                Sublease
  Year Ended                          Payments              Income                   Net
  ----------                          --------              ------                   ---
March 31, 2002                  $        466,061       $         41,055        $      425,006
March 31, 2003                           233,486                 37,634               195,852
March 31, 2004                            96,225               -                       96,225
March 31, 2005                            64,335               -                       64,335
March 31, 2006                            19,301               -                       19,301
                                ----------------       ----------------        --------------
                                $        879,408       $         78,689        $      800,719
                                ================       ================        ==============

                        DIAMOND INTERNATIONAL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

GOING CONCERN

As shown in the accompanying financial statements, as of March 31, 2001, the Company's current liabilities exceeded its current assets by $570,697. This factor creates an uncertainty as to the Company's ability to continue as a going concern. The Company's plans include vigorous cost controls, aggressive marketing strategies and additional financing on an as needed basis.


NOTE 7 - PROFIT SHARING PLAN

The Company maintains a 401(k) plan for substantially all full-time employees of the Company. Employer contributions are voluntary and at the discretion of the stockholders. The Company did not contribute to the plan for the three months ended March 31, 2001 and 2000.

NOTE 8 - INCOME TAXES

The provision for income taxes for the three months ended March 31, 2001 is as follows:

                                     FEDERAL           STATE
         Current                    $(2,075)     $      765
         Deferred                      2,075        (1,245)
                               -------------       --------
                                    $      0     $   2,010
                               =============       ========


A reconciliation of the tax provision at the federal statutory rate to the effective tax rate is as follows:

         Tax provision at federal statutory rate      (34.0) %
         Net operating loss valuation allowance         34.0 %
         Minimum state income taxes                   (14.5) %
                                                      -------
                                                      (14.5) %
                                                      =====

                        DIAMOND INTERNATIONAL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001

NOTE 8 - INCOME TAXES (Continued)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2001 are presented below:

                                                            Federal                  State
                                                            -------                  -----
  Deferred tax assets:
       Net operating loss carryforward                  $     56,582           $     14,935
       Contribution carryover                                    152                     85
       Property and equipment, principally                    11,237                  6,299
         due to differences in depreciation
       Less:  Valuation Allowance                           (56,582)               (14,935)
                                                              11,389                  6,384
  Deferred tax liabilities:
       Property and equipment, principally
         due to differences in the treatment
         of involuntary conversions                        (281,145)                (70,286)
  Net deferred tax liability                            $    269,756            $     63,902


Net operating loss carryforwards for federal income taxes of approximately $153,000 expire in varying years through 2020.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

                        DIAMOND INTERNATIONAL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations
---------------------

                                 Quarter Ended March 31,
                             2001                      2000
                             ----                      ----
     Net Sales             $   1,865,218           $    1,633,716

     Cost of Operations        1,403,013                1,168,592

     Gross Profit                462,205                  465,124

     Selling, General and
     Administrative

     Expenses                    344,366                  471,448

Revenues from operations during the three months ended March 31, 2001 were $1,865,218 as compared to $1,633,716 for the three months ended March 31, 2000. The increase in sales was due to an increase in correspondence services provided for selected clients.(See Future Outlook).

Selling, general and administrative expenses decreased to $344,366 for the three months ended March 31, 2001 as compared to $471,448 for the three months ended March 31, 2000. This decrease is a result of managements successful efforts to reduce overhead expenses including office expenses and outside consulting services.

Liquidity
---------

                                  Quarter Ending March 31,
                                  2001                2000
                                  ----                ----
     Net Cash
      Used in Operations        $(23,863)         $ (216,474)

     Working Capital            (570,000)           (729,000)

Net cash flow from operations increased from $(216,474) during the three months ended March 31, 2000 to $(23,863) during the three months ended March 31, 2001. This increase was primarily due to the decrease in net loss offset by the timing of collections and payments.

The Company had a working capital deficit of $570,000 as of March 31, 2001 as compared to a working capital of $729,000 as of March 31, 2000. The improvement in the working capital deficit is primarily due to the improved operating performance together with collections of notes receivable from stock sales.

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

                           Part II. OTHER INFORMATION

Item   1.  Legal Proceedings

The Company is not involved in any legal proceedings.

Item 2. Changes in Securities. None.

Item  3.   Defaults Upon Senior Securities.  Not
applicable.

Item  4.   Submission of Matters to a Vote of Security Holders. None.

Item  5.   Other information.  None.

Item  6.   Exhibits and reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 10, 2001.

                       DIAMOND INTERNATIONAL GROUP, INC.
                       (Registrant)

Date: May 10, 2001     /s/ Richard Levinson
                       -------------------------------
                           Richard Levinson
                           Chairman and President