Form 10QSB
period 2001-06-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2001-08-14
CIK 1106213

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                  Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001, the Company had 28,805,071 shares of Common Stock outstanding, $0.0001 par value.

                              DIAMOND INTERNATIONAL

                                   GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                        DIAMOND INTERNATIONAL GROUP, INC.

                                TABLE OF CONTENTS

                             June 30, 2001 and 2000

                                                                   PAGE
CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                    2

    Consolidated Statements of Operations                          3

    Consolidated Statements of Stockholders' Equity                4

    Consolidated Statements of Cash Flows                          5

    Notes to Consolidated Financial Statements                     6 - 10

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2000 and 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                        DIAMOND INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            June 30,              December 31,
                                                              2001                    2000
                                                     --------------------     -------------------
CURRENT ASSETS
   Cash and cash equivalents - note 1                $            48,634      $           10,876
   Accounts receivable - note 2                                1,188,375               1,268,678
   Prepaid expenses                                               73,151                  50,728
                                                     --------------------     -------------------

           Total Current Assets                                1,310,160               1,330,282
                                                     --------------------     -------------------

FIXED ASSETS - notes 1 and 6
   Furniture and fixtures                                         98,611                  98,611
   Machinery and equipment                                       696,438                 608,828
   Leasehold improvements                                        870,078                 870,078
   Delivery equipment                                             10,404                  10,404
   Equipment held under capital leases                         1,124,969               1,103,469
                                                     --------------------     -------------------
                                                               2,800,500               2,691,390
    Less:  Accumulated Depreciation                           (1,043,281)               (872,281)
                                                     --------------------     -------------------

           Fixed Assets , net                                  1,757,219               1,819,109
                                                     --------------------     -------------------
OTHER ASSETS

   Goodwill - note 1                                              88,139                  91,306
   Security deposits and other assets                             44,241                  46,691
                                                     --------------------     -------------------

           Total Assets                              $         3,199,759      $        3,287,388
                                                     ====================     ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       June 30,                December 31,
                                                                         2001                      2000
                                                                 --------------------      -------------------
CURRENT LIABILITIES
   Loans payable - State Bank of Long Island - note 3            $           782,770       $          874,806
   Obligations under capital leases -current - note 6                        188,907                  199,646
   Accounts payable                                                          303,396                  447,921
   Accrued expenses and taxes                                                380,213                  358,751
   Deferred tax liability - note 8                                            15,974                   15,974
                                                                 --------------------      -------------------
           Total Current Liabilities                                       1,671,260                1,897,098
                                                                 --------------------      -------------------
LONG-TERM LIABILITIES
   Loans payable - stockholders- note 4                                            -                  522,203
   Obligations under capital leases - long-term - note 6                     134,609                  203,842
   Deferred tax liability - note 8                                           317,684                  317,684
                                                                 --------------------      -------------------
           Total Long-term Liabilities                                       452,293                1,043,729
                                                                 --------------------      -------------------
           Total Liabilities                                               2,123,553                2,940,827
                                                                 --------------------      -------------------

COMMITMENTS AND CONTINGENCIES  - note 6

STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value;100,000,000 shares
      authorized; 28,655,000 and 23,005,000 shares issued and
      outstanding in 2001 and 2000, respectively                               2,865                    2,300
   Additional paid-in capital                                              2,016,737                1,550,237
   Accumulated deficit                                                      (872,957)                (890,976)
   Notes receivable from stock sales                                         (70,439)                (315,000)
                                                                 --------------------      -------------------
           Total Stockholders' Equity                                      1,076,206                  346,561
                                                                 --------------------      -------------------
           Total Liabilities and Stockholders' Equity            $         3,199,759       $        3,287,388
                                                                 ====================      ===================

                        DIAMOND INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                          2001             2000              2001            2000
                                                    ---------------   ---------------  ---------------   -------------
Fulfillment Income                                  $    1,895,774   $     2,079,245   $    3,760,992  $    3,712,961

Cost of Operations                                       1,335,064         1,299,665        2,738,077       2,488,583
                                                    ---------------  ----------------  --------------- ---------------

Gross Profit                                               560,710           779,580        1,022,915       1,224,378

Selling, general and administrative expenses               382,204           427,654          726,570         876,809
                                                    ---------------  ----------------  --------------- ---------------

Income (loss) before other expenses                        178,506           351,926          296,345         347,569
                                                    ---------------  ----------------  --------------- ---------------

Other Expenses

    Interest expense                                        55,975            72,714          102,149         130,809
    Depreciation and amortization                           88,667            60,000          174,167         120,000
                                                    ---------------  ----------------  --------------- ---------------

         Total Other Expenses                              144,642           132,714          276,316         250,809
                                                    ---------------  ----------------  --------------- ---------------

Income before provision for income taxes                    33,864           219,212           20,029          96,760

Provision for income taxes - notes 1 and 8                       -                 -            2,010             525
                                                    ---------------  ----------------  --------------- ---------------

Net income                                          $       33,864   $       219,212   $       18,019  $       96,235
                                                    ===============  ================  =============== ===============

Basic and diluted net income per common share - note$1        0.00   $          0.01   $         0.00  $         0.00
                                                    ===============  ================  =============== ===============

Weighted average common shares used in computing
 net income per common share                            25,305,000        30,668,333       24,155,000      38,334,167
                                                    ===============  ================  =============== ===============

                        DIAMOND INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Six Months Ended June 30, 2001 and 2000

                                                                   Additional                     Notes
                                                     Common        Paid-In         Accumulated    Receivable
                                     Shares          Stock         Capital         Deficit        from Stock Sales   Total
                                     ------          -----         -------         -------        ----------------   -----
Balance at January 1, 2000          46,000,000      $ 4,600      $1,550,237     $(1,332,490)     $(560,000)     $  (337,653)

Repayment of notes receivable               --           --              --              --        245,000          245,000

Retirement of common stock         (23,000,000)      (2,300)             --              --             --           (2,300)

Purchas of Segway I Corp.                5,000           --              --              --             --               --

Net income                                  --           --              --          96,235             --           96,235
                                   -----------      -------      ----------     -----------      ---------      -----------

Balance at June 30, 2000            23,005,000        2,300       1,550,237      (1,236,255)      (315,000)           1,282
                                   ===========      =======      ==========     ===========      =========      ===========

Balance at January 1, 2001          23,005,000        2,300       1,550,237        (890,976)      (315,000)         346,561

Issuance of common stock             5,650,000          565         466,500              --             --          467,065

Proceeds from notes receivable              --           --              --              --        244,561          244,561

Net income                                  --           --              --          18,019             --           18,019
                                   -----------      -------      ----------     -----------      ---------      -----------

Balance at June 30, 2001            28,655,000      $ 2,865      $2,016,737     $  (872,957)     $ (70,439)     $ 1,076,206
                                   ===========      =======      ==========     ===========      =========      ===========

                            DIAMOND INTERNATIONAL GROUP, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three months ended June 30,      Six months ended June 30,
                                                              2001             2000            2001            2000
                                                         --------------   --------------  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $      33,864    $     219,212   $     18,019    $      96,235
                                                         --------------   --------------  -------------   --------------

Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                             88,667           60,000        174,167          120,000
      Changes in assets and liabilities:
        Accounts receivable                                    209,617           71,613         80,303          (86,085)
        Prepaid expenses                                         7,951          (10,128)       (22,423)          (4,137)
        Security deposits and other assets                       3,402                -          2,450                -
        Accounts payable                                      (140,087)          15,619       (144,525)         110,553
        Accrued expenses and taxes                             (50,098)         (89,725)        21,462         (186,449)
                                                         --------------   --------------  -------------   --------------
           Total adjustments                                   119,452           47,379        111,434          (46,118)
                                                         --------------   --------------  -------------   --------------
            Net Cash Provided by Operating Activities          153,316          266,591        129,453           50,117
                                                         --------------   --------------  -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Segway I Corp.                                        -          (95,000)             -          (95,000)
   Purchases of machinery and equipment                        (37,799)         (42,482)       (87,610)        (130,817)
                                                         --------------   --------------  -------------   --------------
            Net Cash Used in Investing Activities              (37,799)        (137,482)       (87,610)        (225,817)
                                                         --------------   --------------  -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in loan payable - State Bank of Long Island         (177,967)         (90,216)       (92,036)          41,574
   Principal payments of capital lease obligations             (51,287)         (60,509)      (101,472)        (112,307)
   Proceeds from notes receivable                              207,811           95,000        244,561          245,000
   Issuance (retirement) of common stock                            65           (2,300)            65           (2,300)
   Repayments of loans payable - stockholders                  (55,203)               -        (55,203)          (1,285)
                                                         --------------   --------------  -------------   --------------

         Net Cash (Used in) Provided by Financing Activities   (76,581)         (58,025)        (4,085)         170,682
                                                         --------------   --------------  -------------   --------------
Net increase (decrease) in cash and cash equivalents            38,936           71,084         37,758           (5,018)

Cash and cash equivalents - beginning of period                  9,698            3,138         10,876           79,240
                                                         --------------   --------------  -------------   --------------

Cash and cash equivalents - end of period                $      48,634    $      74,222   $     48,634    $      74,222
                                                         ==============   ==============  =============   ==============
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                         $      55,975    $      72,714   $    102,149    $     130,809
                                                         ==============   ==============  =============   ==============
   State income tax paid                                 $           -    $           -   $      2,010    $         525
                                                         ==============   ==============  =============   ==============
   New capital lease obligations                         $      21,500    $      45,742   $     21,500    $      75,073
                                                         ==============   ==============  =============   ==============

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
-------------------

Diamond International Group, Inc. ("Diamond") was incorporated on November 5, 1998 for the express purpose of acquiring all of the outstanding common stock of
H. Y. Applied Inter-Data Services, Inc. ("Hyaid"). Hyaid operates a computerized order fulfillment service for clients in the direct mail order business.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Diamond and Hyaid (together, the "Company"). All significant intercompany accounts and transactions have been eliminated.

Acquisition
-----------

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

Use of Estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
-------------------

Revenue is recorded upon the performance of fulfillment and other services for the Company's clients. Revenue from reimbursable expenses is recorded in the same period as the corresponding expenses.

Concentrations
--------------

Sales to three major customers during the six months ended June 30, 2001 amounted to 44%, 16% and 15% of sales. Sales to three major customers during the six months ended June 30, 2000 amounted to 38%, 15% and 14% of sales.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets and Leases
-----------------------

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

Income Taxes
------------

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

Advertising
------------

The Company expenses advertising costs as they are incurred.

Cash and cash equivalents
-------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Earnings per share
------------------

The calculation of earnings per share is based upon the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share for the six months ended June 30, 2001 and 2000.

NOTE 2 - ACCOUNTS RECEIVABLE

At June 30, 2001, accounts receivable from three major customers amounted to 28%, 26% and 22% of total accounts receivable. At June 30, 2000, accounts receivable from three major customers amounted to 27%, 22% and 21% of total accounts receivable.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

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

The Line of Credit expired on June 13, 2001 and was renewed at substantially identical terms through August 13, 2001.

NOTE 4 - LOANS PAYABLE - STOCKHOLDERS

The primary stockholder of the Company had made unsecured advances to the Company for working capital purposes. In connection with the Line of Credit (Note 3), $467,000 of these advances were subordinated. During June 2001, the balance of the unsecured advances, which at the time was approximately $520,000, were repaid. The stockholder exchanged $467,000 of the advances for common stock in the Company. The balance was repaid in cash.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001 and 2000, the Company paid salaries and other fees to its primary stockholder in the approximate amount of $352,000 and $171,000, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company has entered into various non-cancelable capital lease agreements for computer and office equipment. The Company has also entered into non-cancelable operating lease agreements for their three operating facilities and computer equipment. The leases expire in varying periods through 2005. Rent expense recorded under such operating leases amounted to $264,339 and $227,495 for the six months ended June 30, 2001 and 2000, respectively.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into a sub-lease agreement with an unrelated party to sub-lease a portion of one of their operating facilities.

Future minimum capital lease payments at June 30, 2001 are as follows:

                       Year Ended

June 30, 2002                                 $      229,291
June 30, 2003                                        96,360
June 30, 2004                                        40,764
June 30, 2005                                        16,688
                                          -----------------------
Total Minimum Lease Payments                         383,103
Less:  Amount Representing Interest                   59,587
                                          -----------------------
Present Value of Minimum Lease Payments       $      323,516
                                          =======================

Accumulated amortization for assets under capital leases was $835,556 and $641,998 as of June 30, 2001 and 2000, respectively.

Future minimum operating lease payments at June 30, 2001 are as follows:

                                            Minimum                       Minimum
                                             Rental                       Sublease
       Year Ended                           Payments                       Income                          Net
---------------------------            ------------------            ------------------             -----------------
June 30, 2002                      $        400,042               $        41,055               $        358,987
June 30, 2003                               192,127                        27,370                        164,757
June 30, 2004                                89,884                          -                           89,884
June 30, 2005                                51,468                          -                           51,468
June 30, 2006                                12,867                          -                           12,867
                                -------------------------      ------------------------      ------------------------
                                   $        746,388               $        68,425               $        677,963
                                =========================      ========================      ========================

Going Concern
-------------

As shown in the accompanying financial statements, as of June 30, 2001, the Company's current liabilities exceeded its current assets by $361,100. This factor creates an uncertainty as to the Company's ability to continue as a going concern. The Company's plans include vigorous cost controls, aggressive marketing strategies and additional financing on an as needed basis.

                        DIAMOND INTERNATIONAL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE 7 - PROFIT SHARING PLAN

The Company maintains a 401(k) plan for substantially all full-time employees of the Company. Employer contributions are voluntary and at the discretion of the stockholder. The Company did not contribute to the plan for the six months ended June 30, 2001 and 2000.

NOTE 8 - INCOME TAXES

The provision for income taxes for the six months ended June 30, 2001 is as follows:

                                 Federal           State
         Current                 $3,004              $3,813
         Deferred               ( 3,004)             (1,803)
                                 -------            --------
                                $     0              $2,010
                                ========            ========

A reconciliation of the tax provision at the federal statutory rate to the effective tax rate is as follows:

         Tax provision at federal statutory rate      34.0 %
         Net operating loss valuation allowance      (34.0) %
         Minimum state income taxes                   10.0 %
                                                     -------
                                                      10.0 %

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2001 are presented below:

                                                                Federal                         State
                                                           -----------------              -----------------
Deferred tax assets:
     Net operating loss carryforward                     $       45,069               $        11,887
               Contribution carryover                               152                            85
        Property and equipment, principally
         due to differences in depreciation                      11,237                          6,299
             Less: Valuation Allowance                          (45,069)                       (11,887)
                                                    ------------------------       ------------------------
                                                                 11,389                          6,384
             Deferred tax liabilities:
     Property and equipment, principally
       due to differences in the treatment
       of involuntary conversions                              (281,145)                      (70,286)
                                                    ------------------------       ------------------------
Net deferred tax liability                               $     269,756                $         63,902
                                                    ========================       ========================

Net operating loss carryforwards for federal income taxes of approximately $153,000 expire in varying years through 2020.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

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

Results of Operations
---------------------

                                 Quarter Ended June 30,
                             2001                      2000
                             ----                      ----
     Net Sales             $   1,895,774           $    2,079,245

     Cost of Operations        1,335,064                1,299,665

     Gross Profit                560,710                  779,580

     Selling, General and
     Administrative

     Expenses                    382,204                  427,654

Revenues from operations during the six months ended June 30, 2001 were $1,895,774 as compared to $2,079,245 for the six months ended June 30, 2000. The decrease in sales was due to the timing of certain services performed for clients.

Selling, general and administrative expenses decreased to $382,204 for the three months ended June 30, 2001 as compared to $427,654 for the three months ended September 30, 2000. This decrease is a result of management's successful efforts to reduce overhead expenses including office expenses and outside consulting services.

Liquidity
---------

                                June 30,            June 30,
                                  2001                2000
                                  ----                ----
     Net Cash Provided by

      Provided by Operations      $153,316         $266,591

                                June 30,            December 31,
                                  2001                2000
                                  ----                ----
     Working Capital              (361,000)        (567,000)


Net cash flow from operations decreased from $266,591 during the three months ended June 30, 2000 to $153,316 during the three months ended June 30, 2001. This increase was primarily due to the decrease in net income and the timing of collections and payments.

The Company had a working capital deficit of $361,000 as of June 30, 2001 as compared to a working capital deficit of $567,000 as of December 31, 2000. The improvement in working capital deficit is primarily due to the Company's net income together with collections of notes receivable from stock sales.

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

Item 2. Changes in Securities. None for the Quarter.

On May 21, 2001, the Company issued 50,000 restricted common shares to Richard Anslow pursuant to a retainer agreement for legal services dated January 17, 2001. The 50,000 shares of common stock were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and therefore the share certificate bears a restrictive legend in compliance with
Section 4(1) of the1933 Securities Act

On June 5, 2001, the Company issued 5,000,000 restricted common shares to Janine Levinson pursuant to an agreement for payment on past due promissory notes to HYAID, Inc. The 5,000,000 shares of common stock were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and therefore the share certificate bears a restrictive legend in compliance with Section 4(1) of the 1933 Securities Act.

On June 19, 2001, the Company issued 50,000 restricted common shares to Market Surveys International, Inc. for services rendered pursuant to a Financial Consulting Agreement. The 50,000 shares of common stock were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and the share certificate bears a restrictive legend in compliance with Section 4(1) of the 1933 Securities Act.

Item  3.   Defaults Upon Senior Securities.  Not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders.    None

Item  5.   Other information.  None.

Item  6.   None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

                       DIAMOND INTERNATIONAL GROUP, INC.
                         (Registrant)

Date: August 14, 2001      /s/ Richard Levinson
                         -------------------------------
                               Richard Levinson
                               Chairman and President