Form 10QSB
period 2001-09-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2001-11-08
CIK 1106213

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                  Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2001, the Company had 28,805,071 shares of Common Stock outstanding, $0.0001 par value.

                              DIAMOND INTERNATIONAL

                                   GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                        DIAMOND INTERNATIONAL GROUP, INC.

                                TABLE OF CONTENTS

                           September 30, 2001 and 2000

                                                                   PAGE
CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                    2

    Consolidated Statements of Operations                          3

    Consolidated Statements of Stockholders' Equity                4

    Consolidated Statements of Cash Flows                          5

    Notes to Consolidated Financial Statements                     6 - 7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2000 and 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS












                                                                        PAGE

    Consolidated Balance Sheets                                          2

    Consolidated Statements of Operations                                3

    Consolidated Statements of Stockholders' Equity (Deficit)            4

    Consolidated Statements of Cash Flows                                5

    Notes to Consolidated Financial Statements                       6 - 7

                        DIAMOND INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   September 30,            December 31,
                                                        2001                    2000
                                               --------------------     -------------------

CURRENT ASSETS
   Cash and cash equivalents                   $           145,074      $           10,876
   Accounts receivable                                   1,192,519               1,268,678
   Prepaid expenses                                         57,192                  50,728
                                               --------------------     -------------------

           Total Current Assets                          1,394,785               1,330,282
                                               --------------------     -------------------

FIXED ASSETS

   Furniture and fixtures                                  103,804                  98,611
   Machinery and equipment                                 755,815                 608,828
   Leasehold improvements                                  870,078                 870,078
   Delivery equipment                                       10,404                  10,404
   Equipment held under capital leases                   1,124,969               1,103,469
                                               --------------------     -------------------
                                                         2,865,070               2,691,390
    Less:  Accumulated Depreciation                     (1,128,781)               (872,281)
                                               --------------------     -------------------

           Fixed Assets , net                            1,736,289               1,819,109
                                               --------------------     -------------------

OTHER ASSETS

   Goodwill, net                                            86,555                  91,306
   Security deposits and other assets                       45,048                  46,691
                                               --------------------     -------------------

           Total Other Assets                              131,603                 137,997
                                               --------------------     -------------------

           Total Assets                        $         3,262,677      $        3,287,388
                                               ====================     ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             September 30,             December 31,
                                                                                 2001                      2000
                                                                         --------------------      -------------------
CURRENT LIABILITIES
   Loans payable - State Bank of Long Island                             $           833,306       $          874,806
   Obligations under capital leases -current                                         154,232                  199,646
   Accounts payable                                                                  489,579                  447,921
   Accrued expenses and taxes                                                        453,818                  358,751
   Deferred tax liability                                                             15,974                   15,974
                                                                         --------------------      -------------------

           Total Current Liabilities                                               1,946,909                1,897,098
                                                                         --------------------      -------------------

LONG-TERM LIABILITIES
   Loans payable - stockholders                                                            -                  522,203
   Obligations under capital leases - long-term                                      115,801                  203,842
   Deferred tax liability                                                            317,684                  317,684
                                                                         --------------------      -------------------

           Total Long-term Liabilities                                               433,485                1,043,729
                                                                         --------------------      -------------------

           Total Liabilities                                                       2,380,394                2,940,827
                                                                         --------------------      -------------------

COMMITMENTS AND CONTINGENCIES  - note 4

STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value;100,000,000 shares
      authorized; 28,655,000 shares issued and outstanding in
      2001; 23,005,000 shares issued and outstanding in 2000                           2,865                    2,300
   Additional paid-in capital                                                      2,016,737                1,550,237
   Accumulated deficit                                                            (1,066,880)                (890,976)
   Notes receivable from stock sales                                                 (70,439)                (315,000)
                                                                         --------------------      -------------------

           Total Stockholders' Equity                                                882,283                  346,561
                                                                         --------------------      -------------------

           Total Liabilities and Stockholders' Equity                    $         3,262,677       $        3,287,388
                                                                         ====================      ===================

                                Page 2 Continued

                        DIAMOND INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                     --------------------------------   -------------------------------
                                                         2001             2000               2001             2000
                                                    --------------    --------------    --------------    -------------
Fulfillment Income                                  $   1,601,382   $     2,034,037     $   5,362,374   $    5,746,998

Cost of Operations                                      1,230,447         1,555,765         3,970,534        4,059,873
                                                    --------------  ----------------    --------------  ---------------

Gross Profit                                              370,935           478,272         1,391,840        1,687,125

Selling, general and administrative expenses              428,299           377,068         1,154,869        1,238,661
                                                    --------------  ----------------    --------------  ---------------

Income before other expenses                              (57,364)          101,204           236,971          448,464
                                                    --------------  ----------------    --------------  ---------------

Other Expenses

    Interest expense                                       49,475            47,021           151,624          177,830
    Depreciation and amortization                          87,084            60,000           261,251          180,000
                                                    --------------  ----------------    --------------  ---------------

         Total Other Expenses                             136,559           107,021           412,875          357,830
                                                    --------------  ----------------    --------------  ---------------

Income (loss) before provision for income taxes          (193,923)           (5,817)         (175,904)          90,634

Provision for income taxes                                      -                 -                 -              525
                                                    --------------  ----------------    --------------  ---------------

Net income (loss)                                   $    (193,923)  $        (5,817)    $    (175,904)  $       90,109
                                                    ==============  ================    ==============  ===============

Basic and diluted income (loss)  per common share   $       (0.01)  $         (0.00)    $       (0.01)  $         0.00
                                                    ==============  ================    ==============  ===============

Weighted average common shares used in computing
 net income (loss) per common share                    28,655,000        23,005,000        24,155,000       38,334,167
                                                    ==============  ================    ==============  ===============

                        DIAMOND INTERNATIONAL GROUP, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Nine Months Ended September 30, 2001 and 2000

                                                                 Additional                   Notes
                                                  Common         Paid-In       Accumulated    Receivable
                                  Shares          Stock          Capital       Deficit        from Stock Sales    Total
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001        23,005,000    $     2,300    $ 1,550,237   $  (890,976)   $  (315,000)   $   346,561

Issuance of common stock           5,650,000            565        466,500            --             --        467,065

Proceeds from notes receivable            --             --             --            --        244,561        244,561

Net loss                                  --             --             --      (175,904)            --       (175,904)
                                 -----------    -----------    -----------   -----------    -----------    -----------

Balance at September 30, 2001     28,655,000          2,865      2,016,737    (1,066,880)       (70,439)       882,283
                                 ===========    ===========    ===========   ===========    ===========    ===========



Balance at January 1, 2000        46,000,000          4,600      1,550,237    (1,332,490)      (560,000)      (337,653)

Proceeds from notes receivable            --             --             --            --        245,000        245,000

Retirement of common stock       (23,000,000)        (2,300)            --            --             --         (2,300)

Purchase of Segway I Corp.             5,000             --             --            --             --             --

Net income                                --             --             --        90,109             --         90,109
                                 -----------    -----------    -----------   -----------    -----------    -----------

Balance at September 30, 2000     23,005,000    $     2,300    $ 1,550,237   $(1,242,381)   $  (315,000)   $    (4,844)
                                 ===========    ===========    ===========   ===========    ===========    ===========

                        DIAMOND INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine months ended September 30,
                                                                                2001                  2000
                                                                         ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                        $        (175,904)   $           90,109
                                                                         ------------------   -------------------

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                                261,251               180,000
      Changes in assets and liabilities:
        Accounts receivable                                                         76,159              (123,525)
        Prepaid expenses                                                            (6,464)               11,640
        Security deposits and other assets                                           1,643               (25,000)
        Accounts payable                                                            41,658                37,868
        Accrued expenses and taxes                                                  95,067                74,284
                                                                         ------------------   -------------------
           Total adjustments                                                       469,314               155,267
                                                                         ------------------   -------------------
            Net Cash Provided by Operating Activities                              293,410               245,376
                                                                         ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of machinery and equipment                                           (152,180)             (189,852)
   Purchase of Segway I Corp.                                                            -               (95,000)
                                                                         ------------------   -------------------
            Net Cash Used in Investing Activities                                 (152,180)             (284,852)
                                                                         ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in loan payable - State Bank of Long Island                              (41,500)              (33,398)
   Principal payments of capital lease obligations                                (154,955)             (174,649)
   Proceeds from issuance of common stock                                               65                     -
   Retirement of common stock                                                            -                (2,300)
   Proceeds from notes receivable                                                  244,561               245,000
   Loan repayments from stockholders                                               (55,203)               (1,285)
                                                                         ------------------   -------------------

            Net Cash (Used in) Provided by Financing Activities                     (7,032)               33,368
                                                                         ------------------   -------------------

Net increase (decrease) in cash and cash equivalents                               134,198                (6,108)

Cash and cash equivalents - beginning of period                                     10,876                79,240
                                                                         ------------------   -------------------

Cash and cash equivalents - end of period                                $         145,074    $           73,132
                                                                         ==================   ===================

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                         $         151,624    $          177,830
                                                                         ==================   ===================
   State income tax paid                                                 $           2,010    $              525
                                                                         ==================   ===================
   New capital lease obligations                                         $          21,500    $          200,856
                                                                         ==================   ===================

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Diamond International Group, Inc. ("Diamond") was incorporated on November 5, 1998 for the express purpose of acquiring all of the outstanding common stock of
H. Y. Applied Inter-Data Services, Inc. ("Hyaid"). Hyaid operates a computerized order fulfillment service for clients in the direct mail order business.

The consolidated financial statements for the quarters and nine months ended September 30, 2001 and 2000 together with the balance sheet as of September 30, 2001 included herein have not been audited by Diamond's (together with Hyaid, the "Company") independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2001 and the results of operations and cash flows for the periods presented herein have been made.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - LOAN PAYABLE - STATE BANK OF LONG ISLAND

The Company entered into a revolving line of credit agreement with State Bank of Long Island (the "Line of Credit") in the amount of $1,100,000. The Line of Credit provides for advances subject to a limit of 70% of eligible accounts receivable, as defined. Repayments of interest must be made on a monthly basis at the rate of 2.5% per annum in excess of State Bank of Long Island's prime rate of interest. Principal payments are payable on demand at any time during the term of the Line of Credit. The Line of Credit is secured by a security interest in all of the assets of the Company, as well as a $200,000 life insurance policy on the primary stockholder of the Company. Additionally, advances by the stockholder in the amount of $467,000 have been subordinated to this loan (Note 3).

The Line of Credit provides for certain covenants which (a) prevent the Company from incurring, without prior written consent, capital expenditures in excess of $100,000 per year, (b) prevent the Company from paying cash dividends to its stockholders, and (c) require the Company to report its operating results on a timely basis. The Company is in compliance with these covenants.

The Line of Credit expired on August 13, 2001 and was renewed through April 30, 2002 at substantially the same terms with the exception of the stated interest rate which was increased to 3% per annum in excess of State Bank of Long Island's prime rate of interest. In October 2001, the Company increased the Line of Credit to $1,200,000.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS PAYABLE - STOCKHOLDERS

The primary stockholder of the Company had made unsecured advances to the Company for working capital purposes. In connection with the Line of Credit (Note 2), $467,000 of these advances were subordinated. During June 2001, the balance of the unsecured advances, which at the time was approximately $520,000, was repaid. The stockholder exchanged $467,000 of the advances for common stock in the Company. The balance was repaid in cash.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Going Concern

As shown in the accompanying financial statements, as of September 30, 2001, the Company's current liabilities exceeded its current assets by $552,000. This factor creates an uncertainty as to the Company's ability to continue as a going concern. The Company's plans include vigorous cost controls, aggressive marketing strategies and additional financing on an as needed basis.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

                       DIAMOND INTERNATIONAL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements
--------------------------

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of our change in focus; competitive environment; and general economic conditions.

Results of Operations (In Thousands)
------------------------------------

                                Three Months Ended September 30,
                                 2001                      2000
                                 ----                      ----
     Net Sales             $       1,601           $        2,034

     Cost of Operations            1,230                    1,556

     Gross Profit                    371                      478

     Selling, General and
     Administrative

     Expenses                        428                      377

                                 Nine Months Ended September 30,
                                 2001                      2000
                                 ----                      ----
     Net Sales             $       5,362           $        5,747

     Cost of Operations            3,970                    4,060

     Gross Profit                  1,392                    1,687

     Selling, General and
     Administrative

     Expenses                      1,155                    1,239

Revenues from operations during the three and nine months ended September 30, 2001 were $1,601,000 and $5,362,000 respectively, as compared to $2,034,000 and
$5,747,000, respectively, for the three and nine months ended September 30, 2000. The decreases in sales were due to the timing of certain services performed for clients.

Selling, general and administrative expenses decreased to $1,155,000 for the nine months ended September 30, 2001 as compared to $1,239,000 for the nine months ended September 30, 2000. This decrease is a result of our successful efforts to reduce overhead expenses including office expenses and outside consulting services. However, such expenses increased from $377,000 for the three months ended September 30, 2000 to $428,000 for the three months ended September 30, 2001. This increase was due primarily to increased equipment maintenance and telephone expense during the period.

Liquidity (In Thousands)
------------------------

                               Nine Months Ended September 30,
                                  2001                2000
                                  ----                ----
     Net Cash Provided by
      Operations               $    293            $    245


                              September 30,        December 31,
                                  2001                2000
                                  ----                ----
     Working Capital           (    552)           (    567)

Net cash flows from operations increased from $245,000 during the nine months ended September 30, 2000 to $293,000 during the nine months ended September 30, 2001. This increase was primarily due to the timing of collections of receivables and payments of payables offset by the net loss for the period.

We had a working capital deficit of $552,000 as of September 30, 2001 as compared to a working capital deficit of $567,000 as of December 31, 2000. The slight improvement in working capital deficit is primarily due to the collections of notes receivable from stock sales offset by the purchase of equipment and repayment of long-term lease obligations.

Future Outlook
--------------

We are aggressively looking for profitable companies to acquire as well as to joint venture and/or partner with all in the direct mail marketing sales and servicing industry. The businesses that we acquire, joint venture and/or partner with will be mainly in the area of product sales either in the direct mail, space, internet, infomercial and other large scale consumer penetration mediums. This is the most natural fit, given the experiences of management in the success running of types of businesses and the proprietary software and systems developed to service these businesses. In addition, we are in the process of expanding our operations to include the licensing of our custom service software. Currently, we have a contract to license this software to a major credit and collections company and anticipate entering into additional contracts in the near future.

                           Part II. OTHER INFORMATION

Item   1.  Legal Proceedings

We are not involved in any legal proceedings.

Item 2. Changes in Securities.

On July 19, 2001, we issued 50,000 restricted common shares to Market Surveys International, Inc. for services rendered pursuant to a Financial Consulting Agreement. The 50,000 shares of common stock were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and the share certificate bears a restrictive legend in compliance with
Section 4(1) of the 1933 Securities Act. This issuance was incorrectly listed as June 19, 2001 in our 10-QSB filed for the quarter ending June 30, 2001.

Item  3.   Defaults Upon Senior Securities.  Not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders.    None

Item  5.   Other information.  None.

Item  6.   None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 8, 2001.

                         DIAMOND INTERNATIONAL GROUP, INC.

Date: November 8, 2001       /s/ Richard Levinson
                         -------------------------------
                                 Richard Levinson
                                 Chairman and President