Form 10KSB
period 2001-12-31
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2002-04-12
CIK 1106213

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2001: $7,539,992

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 4, 2002, was: $347,273.35.

Number of shares of the registrant's common stock outstanding as of April 14, 2002 is: 28,805,071

Transfer Agent as of April 4, 2002:

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

2. Building 7: approximately 10,000 square feet(we sublease approximately 2,400 square feet); rental of $6,250 per month (we receive $2,000 per month from our sublease); lease term from March 2002 until February 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 4, 2002, there were approximately 1,353 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 1,353. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "DMDI."

The reported high and low bid prices for our common stock are shown below for each quarter since December 2000 when we commenced our quotation on the OTC Bullentin Board. The high and low bid price for the periods are quotations from the OTC BB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                              HIGH BID         LOW BID
--------                            -------------    ------------
2000
Fourth Quarter
(December 2001 only)                 2.00              0.50

2001
First Quarter                        1.09              0.31
Second Quarter                       0.58              0.24
Third Quarter                        0.30              0.11
Fourth Quarter                       0.23              0.09

2002

First Quarter (as of 3/29/02)        0.16              0.04

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements
--------------------------

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus, competitive environment, and general economic conditions.

Results of Operations (In Thousands)
------------------------------------

                                    Years Ended December 31,
                                 2001                      2000
                                 ----                      ----

     Net Sales             $       7,540           $        7,741

     Cost of Operations            5,366                    5,553

     Gross Profit                  2,174                    2,188

     Selling, General and
     Administrative

     Expenses                      1,580                    1,641

Revenues from operations during the year ended December 31, 2001 were $7,540, as compared to $7,741 for the year ended December 31, 2000. The decrease in sales was due to the decline in certain clients' programs, partially offset by the expansion of correspondence business from selected other clients.

Selling, general and administrative expenses decreased to $1,580 for the year ended December 31, 2001 as compared to $1,641 for the year ended December 31, 2000. This decrease is a result of management's successful efforts to reduce overhead expenses including office expenses and outside consulting services. In addition, management increased sub-lease income from the rental of a portion of unused facility space, which reduced facility rent.

Liquidity (In Thousands)
------------------------

                                      Year Ended December 31,
                                     2001                 2000
                                     ----                 ----
     Net Cash (Used in)
         Provided by Operations  $    (107)            $    307

     Working Capital                  (261)                (567)


Net cash flows from operations decreased from $307 during the year ended December 31, 2000 to $(107) during the year ended December 31, 2001. This decrease was primarily due to the build up of accounts receivable as a result of the timing of collections.

The Company had a working capital deficit of $261 as of December 31, 2001 as compared to a working capital deficit of $567 as of December 31, 2000. This improvement in working capital deficit is primarily due to the Company's net income together with collections of notes receivable from stock sales.

Future Outlook
--------------

The Company is aggressively looking for profitable companies to acquire as well as to joint venture and/or partner with all in the direct mail marketing sales and servicing industry. The businesses that the Company acquires, joint venture and/or partners with will be mainly in the area of product sales either in the direct mail, space, internet, infomercial and other large-scale consumer penetration mediums. This is the most natural fit, given the experiences of management in the success running of types of businesses and the proprietary software and systems developed to service these businesses. In addition, the Company is in the process of expanding its operations to include the licensing of its custom service software. Currently, the Company has a contract to license this software to a major credit and collections company and anticipates entering into additional contracts in the near future.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                        Diamond International Group, Inc.

                              Financial Statements

                           December 31, 2001 and 2000

                        Diamond International Group, Inc.

                                Table of Contents

                           December 31, 2001 and 2000

                                                                                                   PAGE
     Independent Auditors' Report............................................................        1

     FINANCIAL STATEMENTS


         Consolidated Balance Sheets.........................................................        2


         Consolidated Statements of Operations...............................................        3


         Consolidated Statements of Stockholders' Equity.....................................        4


         Consolidated Statements of Cash Flows...............................................        5


         Notes to Consolidated Financial Statements..........................................      6-11


     SUPPLEMENTAL INFORMATION


         Cost of Operations..................................................................       12


         Selling, General and Administrative Expenses........................................       13

                          Independent Auditors' Report

To the Stockholders of
Diamond International Group, Inc.

We have audited the accompanying consolidated balance sheets of Diamond International Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond International Group, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in the accompanying schedules of cost of operations and selling, general and administrative expenses on pages 12 - 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Hicksville, New York
February 21, 2002

(Except for Note 10, as to which
  the date is March 6, 2002)

                       DIAMOND INTERNATIONAL GROUP, INC.
                          Consolidated Balance Sheets
                                  December 31,

                                     ASSETS

                                                                                       2001                    2000
                                                                                 ------------------      ------------------
CURRENT ASSETS

   Cash and cash equivalents - Note 1                                            $          36,818       $          10,876
   Accounts receivable - Note 2                                                          1,738,896               1,268,678
   Prepaid expenses                                                                         45,144                  50,728
                                                                                   ----------------        ----------------

            Total current assets                                                         1,820,858               1,330,282
                                                                                   ----------------        ----------------

FIXED ASSETS - Notes 1 and 6
   Furniture and fixtures                                                                   87,914                  98,611
   Machinery and equipment                                                                 789,813                 608,828
   Leasehold improvements                                                                  870,078                 870,078
   Delivery equipment                                                                       10,404                  10,404
   Equipment held under capital leases                                                   1,201,718               1,103,469
                                                                                   ----------------        ----------------
                                                                                         2,959,927               2,691,390
    Less:  accumulated depreciation                                                     (1,236,025)               (872,281)
                                                                                   ----------------        ----------------

            Fixed assets, net                                                            1,723,902               1,819,109
                                                                                   ----------------        ----------------
OTHER ASSETS

   Goodwill, net - Note 1                                                                   84,973                  91,306
   Security deposits and other assets                                                       46,356                  46,691
                                                                                   ----------------        ----------------

            Total other assets                                                             131,329                 137,997
                                                                                   ----------------        ----------------

                Total assets                                                     $       3,676,089       $       3,287,388
                                                                                   ================        ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          2001                    2000
                                                                                 ------------------      ------------------
CURRENT LIABILITIES
   Loans payable - State Bank of Long Island - Note 3                            $       1,200,008       $         874,806
   Obligations under capital leases - Current - Note 6                                     117,278                 199,646
   Accounts payable                                                                        365,122                 447,921
   Accrued expenses and taxes                                                              384,781                 358,751
   Deferred tax liability - Note 8                                                          15,040                  15,974
                                                                                   ----------------        ----------------

         Total current liabilities                                                       2,082,229               1,897,098
                                                                                   ----------------        ----------------

LONG-TERM LIABILITIES
   Loans payable - Shareholders - Note 4                                                         -                 522,203
   Obligations under capital leases - Long-term - Note 6                                   173,592                 203,842
   Deferred tax liability - Note 8                                                         315,829                 317,684
                                                                                   ----------------        ----------------

         Total long-term liabilities                                                       489,421               1,043,729
                                                                                   ----------------        ----------------

            Total liabilities                                                            2,571,650               2,940,827
                                                                                   ----------------        ----------------

COMMITMENTS AND CONTINGENCIES - Note 6

STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value; 100,000,000 shares authorized; 28,655,000 shares issued and outstanding in

     2001; 23,005,000 issued and outstanding in 2000 - Note 1                                2,865                   2,300
   Additional paid-in capital                                                            2,016,737               1,550,237
   Accumulated deficit                                                                    (844,723)               (890,976)
   Notes receivable from stock sales                                                       (70,440)               (315,000)
                                                                                   ----------------        ----------------

            Total stockholders' equity                                                   1,104,439                 346,561
                                                                                   ----------------        ----------------

              Total liabilities and stockholders' equity                         $       3,676,089       $       3,287,388
                                                                                   ================        ================

                       DIAMOND INTERNATIONAL GROUP, INC.
                     Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                                                       2001                    2000
                                                                                 ------------------      ------------------
Fulfillment income                                                               $       7,539,992       $       7,741,280

Cost of operations                                                                       5,366,318               5,552,720
                                                                                   ----------------        ----------------

Gross profit                                                                             2,173,674               2,188,560

Selling, general and administrative expenses                                             1,579,955               1,640,915
                                                                                   ----------------        ----------------

Income before other expenses                                                               593,719                 547,645
                                                                                   ----------------        ----------------

Other expenses

    Interest expense                                                                       180,178                 235,084
    Depreciation and amortization                                                          370,077                 364,286
    Registration and issuance costs                                                              -                       -
                                                                                   ----------------        ----------------

            Total other expenses                                                           550,255                 599,370
                                                                                   ----------------        ----------------

Income (loss) before income tax benefit and extraordinary item                              43,464                 (51,725)

Income tax benefit - Notes 1 and 8                                                          (2,789)                (17,773)
                                                                                   ----------------        ----------------

Net income (loss) before extraordinary item                                                 46,253                 (33,952)

Extraordinary item - Gain on involuntary conversion of assets
  from fire, net of income taxes - Note 9                                                        -                 475,466
                                                                                   ----------------        ----------------

            Net income                                                           $          46,253       $         441,514
                                                                                   ================        ================

Income (loss) per common share:

   Net income (loss) before extraordinary item                                   $            0.00       $           (0.00)
   Extraordinary item                                                                            -                    0.01
                                                                                   ----------------        ----------------
   Net income per common share                                                   $            0.00       $            0.01
                                                                                   ================        ================

Weighted average common shares used in computing
 net income per common share                                                            26,405,000              30,666,667
                                                                                   ================        ================

                        DIAMOND INTERNATIONAL GROUP, INC.
                 Consolidated Statements of Stockholder's Equity
                 For the Years Ended December 31, 2001 and 2000

                                                                       Additional                      Notes
                                                     Common            Paid-In         Accumulated     Receivable
                                     Shares          Stock             Capital         Deficit         from Stock Sales   Total
                              ------------------   ----------------  -------------   -------------   ------------------   ---------
Balance at January 1, 2000          46,000,000      $     4,600      $ 1,550,237     $(1,332,490)     $  (560,000)     $  (337,653)

Retirement of common stock         (23,000,000)          (2,300)              --              --               --           (2,300)

Purchase of Segway I Corp.               5,000               --               --              --               --               --

Proceeds from notes receivable              --               --               --              --          245,000          245,000

Net income                                  --               --               --         441,514               --          441,514
                                   -----------      -----------      -----------     -----------      -----------      -----------

Balance at December 31, 2000        23,005,000            2,300        1,550,237        (890,976)        (315,000)         346,561

Proceeds from notes receivable              --               --               --              --          244,560          244,560

Issuance of common stock             5,650,000              565          466,500              --               --          467,065

Net income                                  --               --               --          46,253               --           46,253
                                   -----------      -----------      -----------     -----------      -----------      -----------

Balance at December 31, 2001        28,655,000      $     2,865      $ 2,016,737     $  (844,723)     $   (70,440)     $ 1,104,439
                                   ===========      ===========      ===========     ===========      ===========      ===========

                        DIAMOND INTERNATIONAL GROUP, INC.
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                                                       2001                    2000
                                                                                 ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $          46,253       $         441,514
                                                                                   ----------------        ----------------

Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                        370,077                 364,286
      Gain on involuntary conversion of assets from fire                                         -                (826,897)
      Changes in assets and liabilities:
        Accounts receivable                                                               (470,218)                 (1,186)
        Prepaid expenses                                                                     5,584                  10,449
        Security deposits and other assets                                                     335                 (40,334)
        Accounts payable                                                                   (82,799)                134,481
        Accrued expenses and taxes                                                          26,030                (109,187)
        Deferred tax liability                                                              (2,789)                333,658
                                                                                   ----------------        ----------------
          Total adjustments                                                               (153,780)               (134,730)
                                                                                   ----------------        ----------------

            Net cash (used in) provided by operating activities                           (107,527)                306,784
                                                                                   ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                                              (170,288)             (1,105,518)
   Proceeds from insurance recovery, net of expenses                                             -                 909,620
   Purchase of Segway I Corp.                                                                    -                 (95,000)
                                                                                   ----------------        ----------------

            Net cash used in investing activities                                         (170,288)               (290,898)
                                                                                   ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in loan payable - State Bank of Long Island                                      325,202                 (65,862)
   Principal payments of capital lease obligations                                        (210,868)               (219,152)
   Proceeds from issuance of common stock                                                      565                       -
   Retirement of common stock                                                                    -                  (2,300)
   Proceeds from notes receivable                                                          244,560                 245,000
   Repayments of loans payable - Shareholders                                              (55,702)                (41,936)
                                                                                   ----------------        ----------------

            Net cash provided by (used in) financing activities                            303,757                 (84,250)
                                                                                   ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                        25,942                 (68,364)

Cash and cash equivalents - Beginning of year                                               10,876                  79,240
                                                                                   ----------------        ----------------

Cash and cash equivalents - End of year                                          $          36,818       $          10,876
                                                                                   ================        ================

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                                 $         176,348       $         239,893
                                                                                   ================        ================
   State income tax paid                                                                     2,082                     952
                                                                                   ================        ================
   New capital lease obligations                                                 $          98,250       $         242,791
                                                                                   ================        ================

                        Diamond International Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

     A summary of selected financial data for Diamond and Hyaid for the year ended December 31, 2001 is as follows:

                                                  Diamond              Hyaid                Total
                                             ------------------    -----------------     -----------------
Gross profit                                 $        --           $ 2,173,674           $ 2,173,674
Selling, general and administrative
  expenses                                        (1,650)           (1,571,972)           (1,573,622)
Other expenses                                    (6,333)             (550,255)             (556,588)
                                             -----------           -----------           -----------
Income (loss) before income tax                   (7,983)               51,447                43,464
  benefit

Income tax benefit                                    --                 2,789                 2,789
                                             -----------           -----------           -----------
            Net income (loss)                $    (7,983)          $    54,236           $    46,253
                                             ===========           ===========           ===========

     Diamond's operations for the year ended December 31, 2000 were not significant.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Diamond and Hyaid (together, the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Acquisition

     On June 9, 2000, Diamond acquired all of the outstanding common stock of Segway I Corp. ("Segway") for $95,000 and 5,000 shares of Diamond common stock. Prior to being acquired, Segway was subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Act"). Pursuant to the acquisition, the Company is subject to the reporting requirements of the Act.

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

                        Diamond International Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

     Revenue is recorded upon the performance of fulfillment and other services for the Company's clients. Revenue from reimbursable expenses is recorded in the same period as the corresponding expenses.

     Concentrations

     Sales to three major customers during the year ended December 31, 2001 amounted to 41%, 27% and 12% of sales. Sales to four major customers during the year ended December 31, 2000 amounted to 38%, 20%, 13% and 12% of sales.

     Fixed Assets and Leases

     Fixed assets are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 3 to 25 years. Computer and office equipment that are acquired under leases which meet certain criteria evidencing substantive ownership by the Company are capitalized and the related capital lease obligations are included in current and long-term liabilities. Related amortization and interest are charged to expense over the lease term. Leases not meeting the criteria are accounted for as operating leases, with rent payments being charged to expense as incurred.

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

                        Diamond International Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings per Share

     The calculation of earnings per share is based upon the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share for the years ended December 31, 2001 and 2000.

NOTE 2 - ACCOUNTS RECEIVABLE

     At December 31, 2001 accounts receivable from three major customers amounted to 23%, 22% and 17% of total accounts receivable. At December 31, 2000 accounts receivable from three major customers amounted to 38%, 21% and 12% of total accounts receivable.

NOTE 3 - LOAN PAYABLE - STATE BANK OF LONG ISLAND

     The Company entered into a revolving line of credit agreement with State Bank of Long Island (the "Line of Credit") in the amount of $1,100,000. On October 18, 2001, the line of credit was increased to $1,200,000. The Line of Credit provides for advances subject to a limit of 70% of eligible accounts receivable up to 150 days (180 days on receivables from one major customer). Repayments of interest must be made on a monthly basis at the rate of 3.0% per annum in excess of State Bank of Long Island's prime rate of interest (4.75% at December 31, 2001). The outstanding balance is payable on demand at any time during the term of the Line of Credit. The Line of Credit is secured by a security interest in all of the assets of the Company, as well as a $200,000 life insurance policy on the shareholder of the Company.

     The Line of Credit provides for certain covenants which (a) prevent the Company from incurring, without prior written consent, capital expenditures in excess of $100,000 per year, (b) prevent the Company from paying cash dividends to its shareholders and (c) report the operating results of the Company on a timely basis. The Company is in compliance with these covenants.

     The Line of Credit expires on April 30, 2002, at which time all unpaid principal and interest are due.

NOTE 4 - LOANS PAYABLE - SHAREHOLDERS

     As of December 31, 2000, the primary shareholder of the Company made unsecured advances to the Company for working capital purposes aggregating $522,203. Interest expense was not imputed on the advances. During 2001, the primary shareholder capitalized $466,500 of these advances and repaid the balance.

NOTE 5 - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2001 and 2000, the Company paid salaries to shareholders in the amount of $601,569 and $562,105, respectively.

                        Diamond International Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company has entered into various non-cancelable capital lease agreements for computer and office equipment. The Company has also entered into non-cancelable operating lease agreements for their three operating facilities and computer equipment. The leases expire in varying periods through 2006. Rent expense recorded under such operating leases amounted to $495,406 and $506,293 for the years ended December 31, 2001 and 2000, respectively.

     The Company has entered into sub-lease agreements with unrelated parties to sub-lease a portion of their operating facilities.

     Future minimum capital lease payments at December 31, 2001 are as follows:

  Year Ended
  ----------
December 31, 2002                                            $      176,620
December 31, 2003                                                   105,040
December 31, 2004                                                    48,333
December 31, 2005                                                    15,562
December 31, 2006                                                     7,664
                                                                ------------
Total minimum lease payments                                        353,219
Less:  amount representing interest                                  62,349
                                                                ------------

        Present value of minimum lease payments              $      290,870
                                                                ============

     Accumulated amortization for assets under capital leases was $874,317 and $697,556 as of December 31, 2001 and 2000, respectively.

     Future minimum operating lease payments at December 31, 2001 are as follows:

       Year Ended                Minimum Rental            Minimum               Net
                                    Payments           Sublease Income
--------------------------      -----------------      -----------------      ----------------
December 31, 2002               $330,503               $ 65,055               $265,448
December 31, 2003                186,491                  6,843                179,648
December 31, 2004                156,786                     --                156,786

December 31, 2005                105,734                     --                105,734

December 31, 2006                 80,417                     --                 80,417

Thereafter                        13,750                     --                 13,750
                                --------               --------               --------
                                $873,681               $ 71,898               $801,783
                                ========               ========               ========

                        Diamond International Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

NOTE 7 - PROFIT SHARING PLAN

     The Company maintains a 401(k) plan for substantially all full-time employees of the Company. Employer contributions are voluntary and at the discretion of the stockholder. The Company did not contribute to the plan for the year ended December 31, 2001.

NOTE 8 - INCOME TAXES

     Income tax (benefit) provision consists of the following:

                                                                  December 31,
                                                          2001                    2000
                                                    -----------------       -----------------
Current:
       Federal                                      $              -         $              -
       State                                                       -                        -
                                                       --------------           -------------
                                                    $              -         $              -
                                                       ==============           =============
Deferred

       Federal                                      $        (2,145)         $      (11,389)
       State                                                (   644)               (  6,384)
                                                       --------------           -------------
                                                    $        (2,789)         $      (17,773)
                                                       ==============           =============

     A reconciliation of the tax (benefit) provision at the federal statutory rate to the effective tax rate is as follows:

                                                          2001                    2000
                                                    -----------------       -----------------
Tax provision (benefit) at federal                             34.0%                 (34.0%)
  statutory rate

State income taxes                                              7.3%                (  3.9%)
Meals and entertainment                                        13.3%                   17.2%

Impact of reduced federal rates                              (18.2%)                    9.9%
Valuation allowance                                          (42.8%)                 (23.5%)
                                                    -----------------       -----------------
Effective tax rate                                          (  6.4%)                 (34.3%)
                                                    =================       =================

                        Diamond International Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

NOTE 8 - INCOME TAXES (Continued)

     The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 are presented below:

                                                      Federal                  State
                                                 ----------------        -----------------
Deferred tax assets:
     Net operating loss carryforward             $       26,112          $          5,627

     Contribution carryover                                 202                       100
     Property and equipment, principally
       due to differences in depreciation                13,332                     6,928
     Less:  Valuation Allowance                         (26,112)                   (5,627)
                                                    -------------           --------------
                                                          13,534                    7,028
Deferred tax liabilities:
     Property and equipment, principally
       due to differences in the treatment
       of involuntary conversions                      (281,145)                  (70,286)
                                                    -------------           --------------
Net deferred tax liability                       $      267,611          $         63,258
                                                    =============           ==============

     Net operating loss carryforwards for federal income taxes of approximately $75,000 expire in varying years through 2021.

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

NOTE 10 - SUBSEQUENT EVENT

     In March 2002, the primary stockholder loaned the Company $70,000 and entered into a subordination agreement with State Bank of Long Island to subordinate the full amount of the loan.

                            Supplemental Information


                        DIAMOND INTERNATIONAL GROUP, INC.
                            Supplemental Information
                        For the Years Ended December 31,

                                                                 2001                    2000
                                                           ------------------      ------------------
COST OF OPERATIONS
Purchases
    EDP maintenance                                        $         118,428       $         140,465
    Other rentals                                                    295,067                 264,646
    EDP forms and envelopes                                           74,975                 108,626
    Outside services                                                 606,487                 657,142
                                                             ----------------        ----------------

            Total purchases                                        1,094,957               1,170,879
                                                             ----------------        ----------------

Payroll expenses

   Payroll - Administration 1                                        457,863                 382,884
   Payroll - Administration 2                                         75,606                  90,264
   Payroll - Accounting                                              214,108                 208,342
   Payroll - Data entry                                              309,014                 288,149
   Payroll - Client services                                         523,844                 410,772
   Payroll - Control                                                 215,113                 245,780
   Payroll - Correspondence 7                                        969,697               1,215,741
   Payroll - EDP                                                     171,627                 185,281
   Payroll - Input                                                   240,546                 233,084
   Payroll - Order entry                                              53,855                  94,036
   Payroll - Programming                                             359,567                 331,162
   Payroll - Warehouse - Mgt.                                         41,113                  39,681
   Payroll - Warehouse - Labor                                        93,221                  93,215
   Payroll - Correspondence 15                                       186,869                 193,476
                                                             ----------------        ----------------

            Total payroll expenses                                 3,912,043               4,011,867
                                                             ----------------        ----------------

Taxes

   FICA tax                                                          268,104                 283,916
   Federal unemployment tax                                            9,159                  11,567
   State unemployment tax                                             29,795                  37,851
   Disability insurance                                               10,202                  11,599
   Other taxes                                                        42,058                  25,041
                                                             ----------------        ----------------

            Total taxes                                              359,318                 369,974
                                                             ----------------        ----------------

                Total cost of operations                   $       5,366,318       $       5,552,720
                                                             ================        ================

                        DIAMOND INTERNATIONAL GROUP, INC.
                            Supplemental Information
                        For the Years Ended December 31,

                                                                                 2001                    2000
                                                                                 ------------------      ------------------
 SELLING, GENERAL and ADMINISTRATIVE EXPENSES
   Advertising                                                                   $           4,498       $           4,937
   Auto expense                                                                              5,347                   6,282
   Bank charges                                                                              4,165                   3,605
   Contributions                                                                               200                   1,000
   Conventions and shows                                                                     6,851                   9,460
   Dues and subscriptions                                                                    6,092                   9,050
   Employee benefits                                                                       136,387                 121,281
   Freight and parcel post                                                                  67,429                  84,064
   Insurance                                                                                88,312                  84,294
   Licenses and permits                                                                          -                   1,063
   Miscellaneous expense                                                                     7,711                  14,778
   Office expense                                                                          243,585                 303,835
   Postage                                                                                   9,900                   9,831
   Professional fees                                                                        97,976                 106,696
   Consulting                                                                                6,750                  48,550
   Promotions                                                                                    -                  10,999
   Rent                                                                                    204,761                 241,647
   Repairs and maintenance                                                                 13,174                  14,185
   Building maintenance                                                                    145,172                 137,328
   Maintenance contracts                                                                    75,476                  39,619
   Telephone                                                                               308,413                 218,605
   Entertainment                                                                            34,104                  52,297
   Travel expense                                                                            2,731                  16,221
   Utilities                                                                               110,921                 101,288
                                                                                   ----------------        ----------------

            Total selling, general and administrative expenses                   $       1,579,955       $       1,640,915
                                                                                   ================        ================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND  FINANCIAL DISCLOSURE

Our accountant is Weisberg, Mole & Company, LLP independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of April 12, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                AGE             DIRECTOR/POSITION
Richard Levinson                    61              President
Michael McQuillan                   47              CFO
Barbara Cheney                      64              Vice President;Controller
Janine Levinson                     38              Vice President;Client Services



The following is a biographical summary of the directors and officers of the
Company:

RICHARD LEVINSON, 61, has been the President of the Company since January 29, 1999 when HYAID, Inc. became a wholly owned subsidiary of the Company. Mr. Levinson has over 38 years experience in the direct mail industry. Mr. Levinson owned and operated HYAID, Inc. which is a direct mail service which processes orders for book clubs, record clubs, collectible clubs, catalogs and all related processes. In such capacity his responsibilities include consulting, credit and collection work, inbound telemarketing services, Internet processing, list management, caging operations and statistical reporting in both marketing and accounting areas. In addition, he is involved in the general management in all facets of client marketing efforts. Prior to that time, he worked for six years as a programming manager and director of Data Processing for Grolier Enterprises, which was a publicly traded direct mail company. In such employment, he designed and programmed all of the mail order processing systems from order entry through billing, shipping, statistical marketing and financial reporting.

MICHAEL MCQUILLAN, 47, has been CFO and Vice President of the Company since February 11, 2002. Mr. McQuillan has over 20 years experience in finance, international and domestic operations, mergers and acquisition within the Telecommunications, Technology, and Consumer Products Distribution industries. Prior to joining the Company, Mr. McQuillan served as CFO and Executive Vice President of Operations with Lanco Solutions, Inc., where Mr. McQuillan headed up the merger and acquisition strategies for worldwide operations. Before Lanco Solutions, Mr. McQuillan served as Corporate Controller and interim CFO for Arbinet Communications, Inc. where he help launch one of the first successful global telecom exchanges.

BARBARA CHENEY, 64, has been Vice President and Controller of the Company since January 29, 1999. Ms. Cheney has over 42 years experience in the direct mail industry. For 30 years, Ms. Cheney worked in various departments of HYAID. She was responsible for outlining each department's budget, all payroll and hospitalization functions, client billing, book and record keeping and general administrative functions. Prior to that time, she was employed by Grolier Enterprises where her responsibilities included the management of the computer control department. The control department reconciled all production runs submitted to the computer department from the input department and balances from all output created by the department. She managed a large control staff and trained all personnel.

JANINE LEVINSON, 38, has been Vice President of Client Services of the Company since January 29, 1999. Ms. Levinson has over 16 years experience in the direct mail industry. For 14 years, she was employed by HYAID and initially managed Merge Purge (list and life maintenance), a division of HYAID. Her responsibilities at HYAID include working closely with clients to set up all procedures with respect to their direct marketing efforts. She also consults with clients in an operations, marketing and credit capacity. She is responsible for the client service department, the control department personnel and the entire Merge Purge division of HYAID. Prior to working for HYAID, she was a manager for Fulfillment Associates for two years. Initially she managed a shift of inserting machine operations and then she managed the Merge Purge division (list management) at Fulfillment Associates.

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

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in 1998, 1999, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM COMPENSATION
                                                                ----------------------
                                  ANNUAL COMPENSATION            RESTRICTED     SECURITIES
NAME AND PRINCIPAL                                               STOCK          UNDERLYING
POSITION                      YEAR      SALARY ($)   BONUS       AWARDS         OPTIONS
--------                      ----      ----------   -----       ------         -------
RICHARD LEVINSON             2001     $375,000    $101,562
President                    2000     $411,095          0                0         0
                             1999     $138,600    $96,000                0         0
                             1998     $235,700          0                0         0
MICHAEL MCQUILLAN
CFO/Vice President           2001     $      0          0                0         0

BARBARA CHENEY               2001      $81,095
Vice President/Controller    2000      $88,000          0                0         0
                             1999      $81,375          0                0         0
                             1998      $88,000          0                0         0

JANINE LEVINSON               2001    $125,008
Vice President               2000     $125,000          0                0         0
                             1999     $101,038          0                0         0
                             1998     $ 85,000          0                0         0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of December 31, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                            Number of Shares of
Name of Beneficial Owner/                   Common Stock               % of Beneficial
IDENTITY OF GROUP                           BENEFICIALLY OWNED         OWNERSHIP
-----------------                           ------------------         -----------------
Richard Levinson                            18,462,404                 63.96%

Barbara Cheney                                       0                     0%

Janine Levinson                              5,000,000                 17.35%

All Executive Officers and Directors
as a Group (3 persons)                      23,462,404                 81.45%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.  Exhibits:   None


(b)  Reports on Form 8-K.   None

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

Dated: April 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                TITLE                         DATE
                                    -----                         ----

/s/ Richard Levinson               Chief Executive Officer,      April 12, 2002
---------------------------        President and Director
    RICHARD LEVINSON

/s/ Barbara Cheney                 Vice President                April 12, 2002
---------------------------
    BARBARA CHENEY

/s/ Janine Levinson                Vice President                April 12, 2002
---------------------------
    JANINE LEVINSON

/s/ Michael LcQuillan              Chief Financial Officer       April 12, 2002
---------------------------
    MICHAEL MCQUILLAN