Form 10QSB
period 2002-03-31
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2002-05-14
CIK 1106213

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                  Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2002, the Company had 28,805,071 shares of Common Stock outstanding, $0.0001 par value.

                              DIAMOND INTERNATIONAL

                                   GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DIAMOND INTERNATIONAL GROUP, INC.

                                TABLE OF CONTENTS


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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2001 and 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

                        DIAMOND INTERNATIONAL GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page

  Consolidated Balance Sheets                                   2
  Consolidated Statements of Operations                         3
  Consolidated Statements of Stockholders' Equity               4
  Consolidated Statements of Cash Flows                         5
  Notes to Consolidated Financial Statements                   6-7

                        Diamond International Group, Inc.

                           Consolidated Balance Sheets

                                     ASSETS

                                                                             March 31,              December 31,
                                                                                2002                    2001
                                                                       --------------------     -------------------
CURRENT ASSETS
   Cash and cash equivalents                                           $            29,138      $           36,818
   Accounts receivable                                                           1,919,241               1,738,896
   Prepaid expenses                                                                 73,212                  45,144
                                                                       --------------------     -------------------

           Total Current Assets                                                  2,021,591               1,820,858
                                                                       --------------------     -------------------
FIXED ASSETS

   Furniture and fixtures                                                           91,266                  87,914
   Machinery and equipment                                                         818,892                 789,813
   Leasehold improvements                                                          870,078                 870,078
   Delivery equipment                                                               10,404                  10,404
   Equipment held under capital leases                                           1,201,718               1,201,718
                                                                       --------------------     -------------------
                                                                                 2,992,358               2,959,927
    Less:  Accumulated Depreciation                                             (1,321,525)             (1,236,025)
                                                                       --------------------     -------------------

           Fixed Assets , net                                                    1,670,833               1,723,902
                                                                       --------------------     -------------------
OTHER ASSETS

   Goodwill                                                                         84,973                  84,973
   Security deposits and other assets                                               46,356                  46,356
                                                                       --------------------     -------------------

           Total Other Assets                                                      131,329                 131,329
                                                                       --------------------     -------------------

           Total Assets                                                $         3,823,753      $        3,676,089
                                                                       ====================     ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,               December 31,
                                                                                 2002                      2001
                                                                         --------------------      -------------------
CURRENT LIABILITIES
   Loans payable - State Bank of Long Island - note 2                    $         1,050,358       $        1,200,008
   Obligations under capital leases                                                  101,101                  117,278
   Accounts payable                                                                  474,328                  365,122
   Accrued expenses and taxes                                                        458,655                  384,781
   Deferred tax liability                                                             15,040                   15,040
                                                                         --------------------      -------------------
           Total Current Liabilities                                               2,099,482                2,082,229
                                                                         --------------------      -------------------
LONG-TERM LIABILITIES
   Loans payable - stockholders- note 3                                               70,000                        -
   Obligations under capital leases - long-term                                      132,062                  173,592
   Deferred tax liability                                                            315,829                  315,829
                                                                         --------------------      -------------------

           Total Long-term Liabilities                                               517,891                  489,421
                                                                         --------------------      -------------------

           Total Liabilities                                                       2,617,373                2,571,650
                                                                         --------------------      -------------------
STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value;100,000,000 shares
      authorized; 28,655,000 shares issued and outstanding                             2,865                    2,865
   Additional paid-in capital                                                      2,016,737                2,016,737
   Accumulated deficit                                                              (742,782)                (844,723)
   Notes receivable from stock sales                                                 (70,440)                 (70,440)
                                                                         --------------------      -------------------

           Total Stockholders' Equity                                              1,206,380                1,104,439
                                                                         --------------------      -------------------

           Total Liabilities and Stockholders' Equity                    $         3,823,753       $        3,676,089
                                                                         ====================      ===================

                        Diamond International Group, Inc.

                      Consolidated Statements of Operations

                                                                               Three Months Ended March 31,
                                                                                2002                   2001
                                                                       --------------------     --------------------
Fulfillment Income                                                     $         2,199,899   $            1,865,218

Cost of Operations                                                               1,445,706                1,403,013
                                                                       --------------------  -----------------------

Gross Profit                                                                       754,193                  462,205

Selling, general and administrative expenses                                       526,591                  344,366
                                                                       --------------------  -----------------------

Income before other expenses                                                       227,602                  117,839
                                                                       --------------------  -----------------------
Other Expenses

    Interest expense                                                                38,033                   46,174
    Depreciation and amortization                                                   85,500                   85,500
                                                                       --------------------  -----------------------

         Total Other Expenses                                                      123,533                  131,674
                                                                       --------------------  -----------------------

Income (loss) before provision for income taxes                                    104,069                  (13,835)

Provision for income taxes                                                           2,128                    2,010
                                                                       --------------------  -----------------------

Net income (loss)                                                      $           101,941   $              (15,845)
                                                                       ====================  =======================

Basic and diluted net income (loss) per common share                   $              0.00   $                (0.00)
                                                                       ====================  =======================

Weighted average common shares used in computing net
income (loss) per common share                                         $        28,655,000   $           23,005,000
                                                                       ====================  =======================

                        Diamond International Group, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                     Additional                     Notes
                                                      Common         Paid-In         Accumulated    Receivable
                                     Shares           Stock          Capital           Deficit      from Stock Sales     Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001          23,005,000     $     2,300     $ 1,550,237     $  (890,976)     $  (315,000)     $   346,561

Proceeds from notes receivable              --              --              --              --           36,750           36,750

Net loss                                    --              --              --         (15,845)              --          (15,845)
                                   -----------     -----------     -----------     -----------      -----------      -----------

Balance at March 31, 2001           23,005,000     $     2,300     $ 1,550,237     $  (906,821)     $  (278,250)     $   367,466
                                   ===========     ===========     ===========     ===========      ===========      ===========



Balance at January 1, 2002          28,655,000     $     2,865     $ 2,016,737     $  (844,723)     $   (70,440)     $ 1,104,439


Net income                                  --              --              --         101,941               --          101,941
                                   -----------     -----------     -----------     -----------      -----------      -----------

Balance at March 31, 2002           28,655,000     $     2,865     $ 2,016,737     $  (742,782)     $   (70,440)     $ 1,206,380
                                   ===========     ===========     ===========     ===========      ===========      ===========

                        Diamond International Group, Inc.

                      Consolidated Statements of Cash Flows

                                                                              Three months ended March 31,
                                                                                2002                  2001
                                                                         ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $         101,941    $          (15,845)
                                                                         ------------------   -------------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                 85,500                85,500
      Changes in assets and liabilities:
        Accounts receivable                                                       (180,345)             (129,314)
        Prepaid expenses                                                           (28,068)              (30,374)
        Security deposits and other assets                                               -                  (952)
        Accounts payable                                                           109,206                (4,438)
        Accrued expenses and taxes                                                  73,874                71,560
                                                                         ------------------   -------------------
           Total adjustments                                                        60,167                (8,018)
                                                                         ------------------   -------------------
            Net Cash Provided by (Used in) Operating Activities                    162,108               (23,863)
                                                                         ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of machinery and equipment                                            (32,431)              (49,811)
                                                                         ------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in loans payable - State Bank of Long Island                            (149,650)               85,931
   Principal payments of capital lease obligations                                 (57,707)              (50,185)
   Proceeds from notes receivable                                                        -                36,750
   Loan proceeds from stockholders                                                  70,000                     -
                                                                         ------------------   -------------------

            Net Cash (Used In) Provided by Financing Activities                   (137,357)               72,496
                                                                         ------------------   -------------------

Net decrease in cash and cash equivalents                                           (7,680)               (1,178)

Cash and cash equivalents - beginning of period                                     36,818                10,876
                                                                         ------------------   -------------------

Cash and cash equivalents - end of period                                $          29,138    $            9,698
                                                                         ==================   ===================
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                         $          38,033    $           46,174
                                                                         ==================   ===================
   State income tax paid                                                 $             813    $            2,010
                                                                         ==================   ===================
   New capital lease obligations                                         $               -    $           21,500
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

The consolidated financial statements for the three months ended March 31, 2002 and 2001 together with the balance sheet as of March 31, 2002 included herein have not been audited by Diamond's (together with Hyaid, the "Company") independent public accountants. In the opinion of management, all adjustments necessary to present faily the financial position at March 31, 2002 and the results of operations and cash flows for the period presented herein have been made.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - LOAN PAYABLE - STATE BANK OF LONG ISLAND

The Company entered into a revolving line of credit agreement with State Bank of Long Island (the "Line of Credit") in the amount of $1,100,000. On October 18, 2001, the line of credit was increased to $1,200,000 and on April 30, 2002, the line of credit was increased to $1,300,000. The Line of Credit provides for advances subject to a limit of 70% of eligible accounts receivable up to 150 days (180 days on receivables from one major customer). Repayments of interest must be made on a monthly basis at a rate of 3.0% per annum in excess of State Bank of Long Island's prime rate of interest. The outstanding balance is payable on demand at any time during the term of the Line of Credit. The Line of Credit is secured by a security interest in all of the assets of the Company, as well as a $200,000 life insurance policy on the primary stockholder of the Company.

The Line of Credit provides for certain covenants which (a) prevent the Company from incurring, without prior written consent, capital expenditures in excess of $100,000 per year, (b) prevent the Company from paying cash dividends to its stockholders and (c) require the Company to report its operating results on a timely basis. The Company is in compliance with these covenants.

The line of credit expires on May 31, 2002, at which time all unpaid principal and interest are due.

                        Diamond International Group, Inc.

                   Notes To Consolidated Financial Statements

NOTE 3 - LOANS PAYABLE - STOCKHOLDERS

On March 1, 2001, the primary stockholder of the Company made an unsecured loan to the Company for working capital purposes in the amount of $70,000. Interest only of $1,400 is payable monthly. The loan matures on March 1, 2007 at which time the principal balance is due.

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

Results of Operations (In Thousands)
------------------------------------

                                  Quarters Ended March 31,
                               2002                      2001
                               ----                      ----
     Net Sales             $       2,200           $        1,865

     Cost of Operations            1,456                    1,403

     Gross Profit                    754                      462

     Selling, General and
     Administrative

     Expenses                        526                      344

Revenues from operations during the quarter ended March 31, 2002 were $2,200, as compared to $1,865 for the quarter ended March 31, 2001. The increase in sales was due to the increase in certain clients' programs and the expansion of correspondence business from selected other clients.

Selling, general and administrative expenses increased to $526 for the quarter ended March 31, 2002 as compared to $344 for the quarter ended March 31, 2001. This increase is a result of increased revenues.

Liquidity (In Thousands)
------------------------

                                   Quarter Ended March 31,
                                  2002                2001
                                  ----                ----
     Net Cash Provided by

         (Used in) Operations    $    162            $    (24)

     Working Capital                 (78)                (261)


Net cash flows from operations increased from $(24) during the quarter ended March 31, 2001 to $162 during the quarter ended March 31, 2002. This increase was primarily due to the net income for the period ended March 31, 2002 together with an increase in accounts payable.

The Company had a working capital deficit of $78 as of March 31, 2002 as compared to a working capital deficit of $261 as of March 31, 2001. This improvement in working capital deficit is primarily due to the Company's net income together with loan proceeds from the Company's officer of $70,000.

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

Item 2. Changes in Securities.  None

Item  3.   Defaults Upon Senior Securities.  Not applicable.

Item  4.   Submission of Matters to a Vote of Security Holders.    None

Item  5.   Other information.  None.

Item  6.   None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 10, 2002.

                         DIAMOND INTERNATIONAL GROUP, INC.

Date: May 13, 2002           /s/ Richard Levinson
                         -------------------------------
                                 Richard Levinson
                                 Chairman and President