Form 10QSB
period 2002-06-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2002-08-13
CIK 1106213

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-29461

DIAMOND INTERNATIONAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6 Commercial Street, Hicksville, New York 11801
(Address of Principal Executive Offices)

(516) 433-3800
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2002: 28,805,071 shares of common stock outstanding, $0.0001 par value.

DIAMOND INTERNATIONAL
GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets	1
Liabilities and Stockholders' Equity	2
Consolidated Statements of Income	3
Consolidated Statements of Stockhlders' Equity	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

Diamond International Group, Inc.

Index to Consolidated Financial Statements

		PAGE
Consolidated Balance Sheets	....................................................................	1-2
Consolidated Statements of Income	....................................................................	3
Consolidated Statements of Stockholders' Equity	....................................................................	4
Consolidated Statements of Cash Flows	....................................................................	5
Notes to Consolidated Financial Statements	....................................................................	6

                       Diamond International Group, Inc.
                          Consolidated Balance Sheets

                                     ASSETS

                                             June 30,              December 31,
                                               2002                    2001
                                         ------------------      ------------------

CURRENT ASSETS

   Cash and cash equivalents             $          93,336       $          36,818
   Accounts receivable                           2,478,761               1,738,896
   Prepaid expenses                                 93,764                  45,144
                                           ----------------        ----------------

            Total current assets                 2,665,861               1,820,858
                                           ----------------        ----------------

FIXED ASSETS

   Furniture and fixtures                           91,266                  87,914
   Machinery and equipment                         899,007                 789,813
   Leasehold improvements                          873,353                 870,078
   Delivery equipment                               10,404                  10,404
   Trade show equipment                             20,235                       -
   Equipment held under capital leases           1,201,718               1,201,718
                                           ----------------        ----------------
                                                 3,095,983               2,959,927
    Less:  accumulated depreciation             (1,424,381)             (1,236,025)
                                           ----------------        ----------------

            Fixed assets, net                    1,671,602               1,723,902
                                           ----------------        ----------------

OTHER ASSETS

   Goodwill                                         84,973                  84,973
   Security deposits and other assets               32,524                  46,356
                                           ----------------        ----------------

            Total other assets                     117,497                 131,329
                                           ----------------        ----------------

                Total assets             $       4,454,960       $       3,676,089
                                           ================        ================

See notes to financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,              December 31,
                                                                 2002                    2001
                                                           ------------------      ------------------
CURRENT LIABILITIES

   Loans payable - State Bank of Long Island - Note 2      $       1,297,405       $       1,200,008
   Obligations under capital leases                                   93,112                 117,278
   Accounts payable                                                  568,606                 365,122
   Accrued expenses and taxes                                        516,318                 384,781
   Deferred tax liability                                             15,040                  15,040
                                                             ----------------        ----------------

            Total current liabilities                              2,490,481               2,082,229
                                                             ----------------        ----------------

LONG-TERM LIABILITIES
   Loans payable - Stockholders - Note 3                              70,000                       -
   Obligations under capital leases                                  113,510                 173,592
   Deferred tax liability                                            315,829                 315,829
                                                             ----------------        ----------------

            Total long-term liabilities                              499,339                 489,421
                                                             ----------------        ----------------

            Total liabilities                                      2,989,820               2,571,650
                                                             ----------------        ----------------

STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value;
     100,000,000 shares authorized                                     2,880                   2,865
   Additional paid-in capital                                      2,024,822               2,016,737
   Accumulated deficit                                              (492,122)               (844,723)
   Notes receivable from stock sales                                 (70,440)                (70,440)
                                                             ----------------        ----------------

            Total stockholders' equity                             1,465,140               1,104,439
                                                             ----------------        ----------------

              Total liabilities and stockholders' equity   $       4,454,960       $       3,676,089
                                                             ================        ================

See notes to financial statements.

                  Diamond International Group, Inc.
                  Consolidated Statements of Income

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                         2002            2001           2002             2001
                                                     -----------     -----------     -----------     -----------

Fulfillment income                                   $ 2,785,808     $ 1,895,774     $ 4,985,707     $ 3,760,992

Cost of operations                                     1,767,654       1,335,064       3,310,992       2,738,077
                                                     -----------     -----------     -----------     -----------

Gross profit                                           1,018,154         560,710       1,674,715       1,022,915

Selling, general and administrative expenses             463,031         382,204         891,990         726,570
                                                     -----------     -----------     -----------     -----------

Income before other expenses                             555,123         178,506         782,725         296,345
                                                     -----------     -----------     -----------     -----------

Other expenses

    Interest expense                                      47,148          55,975          85,181         102,149
    Depreciation and amortization                        102,856          88,667         188,356         174,167
                                                     -----------     -----------     -----------     -----------

            Total other expenses                         150,004         144,642         273,537         276,316
                                                     -----------     -----------     -----------     -----------

Income before provision for income taxes                 405,119          33,864         509,188          20,029

Provision for income taxes                               154,459              --         156,587           2,010
                                                     -----------     -----------     -----------     -----------

                Net income                           $   250,660     $    33,864     $   352,601     $    18,019
                                                     ===========     ===========     ===========     ===========

Basic and diluted net income per common share        $      0.01     $      0.00     $      0.01     $      0.00
                                                     ===========     ===========     ===========     ===========

Weighted average common shares used in computing
  net income per common share                         28,805,071      25,305,000      28,730,036      24,155,000
                                                     ===========     ===========     ===========     ===========

See notes to financial statements.

                        Diamond International Group, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                                  Additional                      Notes
                                                     Common       Paid-in       Accumulated     Receivable
                                     Shares          Stock        Capital         Deficit     from Stock Sales    Total
                                   ----------     ----------     ----------     ----------      ----------      ----------

Balance at January 1, 2001         23,005,000     $    2,300     $1,550,237     $ (890,976)     $ (315,000)     $  346,561

Issuance of common stock            5,650,000            565        466,500             --              --         467,065

Proceeds from notes receivable             --             --             --             --         244,560         244,560

Net income                                 --             --             --         18,019              --          18,019
                                   ----------     ----------     ----------     ----------      ----------      ----------

Balance at June 30, 2001           28,655,000     $    2,865     $2,016,737     $ (872,957)     $  (70,440)     $1,076,205
                                   ==========     ==========     ==========     ==========      ==========      ==========

Balance at January 1, 2002         28,655,000     $    2,865     $2,016,737     $ (844,723)     $  (70,440)     $1,104,439

Issuance of common stock              150,071             15          8,085             --              --           8,100

Net income                                 --             --             --        352,601              --         352,601
                                   ----------     ----------     ----------     ----------      ----------      ----------

Balance at June 30, 2002           28,805,071     $    2,880     $2,024,822     $ (492,122)     $  (70,440)     $1,465,140
                                   ==========     ==========     ==========     ==========      ==========      ==========

See notes to financial statements.

                       Diamond International Group, Inc.
                     Consolidated Statements of Cash Flows

                                                                         Six months ended June 30,
                                                                       2002                    2001
                                                                 ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $         352,601       $          18,019
                                                                   ----------------         ---------------

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:

    Depreciation and amortization                                          188,356                 174,167
    Changes in assets and liabilities:
      Accounts receivable                                                 (739,865)                 80,303
      Prepaid expenses                                                     (48,620)                (22,423)
      Security deposits and other assets                                    13,832                   2,450
      Accounts payable                                                     203,484                (144,525)
      Accrued expenses and taxes                                           131,537                  21,462
                                                                   ----------------         ---------------
         Total adjustments                                                (251,276)                111,434
                                                                   ----------------         ---------------

            Net cash provided by operating activities                      101,325                 129,453
                                                                   ----------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of machinery and equipment                                   (127,709)                (87,610)
                                                                   ----------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in loans payable - State Bank of Long Island                      97,397                 (92,036)
   Principal payments of capital lease obligations                         (92,595)               (101,472)
   Proceeds from notes receivable                                                -                 244,561
   Issuance of common stock                                                  8,100                      65
   Loan proceeds from (payments to) stockholders                            70,000                 (55,203)
                                                                   ----------------         ---------------

            Net cash provided by (used in) financing activities             82,902                  (4,085)
                                                                   ----------------         ---------------

Net increase in cash and cash equivalents                                   56,518                  37,758

Cash and cash equivalents - Beginning of period                             36,818                  10,876
                                                                   ----------------         ---------------

Cash and cash equivalents - End of period                        $          93,336       $          48,634
                                                                   ================         ===============

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                 $          47,148       $         102,149
                                                                   ================         ===============
   State income tax paid                                         $             798       $           2,010
                                                                   ================         ===============
   New capital lease obligations                                 $           8,347       $          21,500
                                                                   ================         ===============

See notes to financial statements.

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

The consolidated financial statements for the six months ended June 30, 2002 and 2001 together with the balance sheet as of June 30, 2002 included herein have not been audited by Diamond’s (together with Hyaid, the “Company”) independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2002 and the results of operations and cash flows for the periods presented herein have been made.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2  -  LOAN PAYABLE  -  STATE BANK OF LONG ISLAND

On May 31, 2002, the Company renewed its revolving line of credit agreement with State Bank of Long Island (the “Line of Credit”) in the amount of $1,300,000. The Line of Credit provides for advances subject to a limit of 70% of eligible accounts receivable up to 150 days (180 days on receivables from one major customer). Repayments of interest must be made on a monthly basis at a rate of 3.0% per annum in excess of State Bank of Long Island’s prime rate of interest. The outstanding balance is payable on demand at any time during the term of the Line of Credit. The Line of Credit is secured by a security interest in all of the assets of the Company, as well as a $200,000 life insurance policy on the primary stockholder of the Company.

The Line of Credit provides for certain covenants which (a) prevent the Company from incurring, without prior written consent, capital expenditures in excess of $100,000 per year, (b) prevent the Company from paying cash dividends to its stockholders and (c) require the Company to report its operating results on a timely basis. The Company is in compliance with these covenants.

The line of credit expires on April 30, 2003, at which time all unpaid principal and interest are due.

NOTE 3  -  LOANS PAYABLE  -  STOCKHOLDERS

On March 1, 2002, the primary stockholder of the Company made an unsecured loan to the Company for working capital purposes in the amount of $70,000. Interest only of $1,400 is payable monthly. The loan matures on March 1, 2007 at which time the principal balance is due.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

Forward-looking statements, based on management’s current views and assumptions, are made throughout the Management’s Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of our change in focus; competitive environment; and general economic conditions.

Results of Operations

Revenues from operations during the three months ended June 30, 2002 were $2,785,808 as compared to $1,895,774 for the three months ended June 30, 2001. Revenues during the six months ended June 30, 2002 were $4,985,707 as compared to $3,760,992 for the six months ended June 30, 2001. These increases in sales are primarily due to the expansion in certain clients’ programs and an increase in the level of correspondence business from various clients.

Cost of operations during the three months ended June 30, 2002 was $1,767,654 as compared to $1,335,064,for the three months ended June 30, 2001. Cost of operations during the six months ended June 30, 2002 was $3,310,992 as compared to $2,738,077 for the six months ended June 30, 2001. These increases are primarily due to increases in payroll and outside services needed to support the increased revenues.

Selling, general and administrative expenses for the three months ended June 30, 2002 increased to $463,031 as compared to $382,204 for the three months ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 30, 2002 increased to $891,990 as compared to $726,570 for the six months ended June 30, 2001. These increases are primarily a result of increased overhead, including commissions and office expenses, related to the increased revenues.

Liquidity

Net cash flows from operations decreased from $129,453 during the six months ended June 30, 2001 to $101,325 during the six months ended June 30, 2002. This decrease was primarily due to the build up of accounts receivable. The impact of this build up was partially offset by an increase in accounts payable and accrued expenses.

Capital expenditures of $127,709 and $87,610 for the six months ended June 30, 2002 and 2001, respectively, were primarily for data processing equipment and related software upgrades. The expenditures in 2002 were partially funded by a stockholder loan in the amount of $70,000.

We had working capital of $175,380 as of June 30, 2002 as compared to a working capital deficit of $261,371 as of December 31, 2001. The improvement in working capital is primarily due to our net income together with proceeds from a stockholder loan.

Future Outlook

We are aggressively looking for profitable companies to acquire as well as to joint venture and/or partner with all in the direct mail marketing sales and servicing industry. The businesses that we acquire, joint venture and/or partners with will be mainly in the area of product sales either in the direct mail, space, internet, infomercial and other large scale consumer penetration mediums. This is the most natural fit, given the experiences of management in the success running of types of businesses and the proprietary software and systems developed to service these businesses. In addition, we are in the process of expanding our operations to include the licensing of our custom service software. Currently, we have a contract to license this software to a major credit and collections company and anticipate entering into additional contracts in the near future.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 12, 2002.

DIAMOND INTERNATIONAL GROUP, INC.

Date: August 12, 2002	By: /s/ Richard Levinson Richard Levinson Chairman and President