Form 10QSB
period 2002-09-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2002-11-12
CIK 1106213

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2002: 28,805,071 shares of common stock outstanding, $0.0001 par value.

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
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

Diamond International Group, Inc.

                       Diamond International Group, Inc.

                          Consolidated Balance Sheets

                                     ASSETS

                                                              September 30,           December 31,
                                                                  2002                    2001
                                                            ------------------      ------------------

CURRENT ASSETS

   Cash and cash equivalents                                $         280,461       $          36,818
   Accounts receivable                                              2,590,501               1,738,896
   Prepaid expenses                                                    95,290                  45,144
                                                              ----------------        ----------------

            Total current assets                                    2,966,252               1,820,858
                                                              ----------------        ----------------

FIXED ASSETS

   Furniture and fixtures                                              91,266                  87,914
   Machinery and equipment                                            929,596                 789,813
   Leasehold improvements                                             873,353                 870,078
   Delivery equipment                                                  10,404                  10,404
   Trade show equipment                                                20,235                       -
   Equipment held under capital leases                              1,210,065               1,201,718
                                                              ----------------        ----------------
                                                                    3,134,919               2,959,927
    Less:  accumulated depreciation                                (1,526,881)             (1,236,025)
                                                              ----------------        ----------------

            Fixed assets, net                                       1,608,038               1,723,902
                                                              ----------------        ----------------

OTHER ASSETS

   Goodwill                                                            84,973                  84,973
   Security deposits and other assets                                  33,340                  46,356
                                                              ----------------        ----------------

            Total other assets                                        118,313                 131,329
                                                              ----------------        ----------------

                Total assets                                $       4,692,603       $       3,676,089
                                                              ================        ================

                                       1

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,           December 31,
                                                                  2002                    2001
                                                            ------------------      ------------------
CURRENT LIABILITIES

   Line of credit - Note 2                                  $         722,647       $       1,200,008
   Obligations under capital leases                                    91,066                 117,278
   Accounts payable                                                   513,515                 365,122
   Accrued expenses and taxes                                         911,872                 384,781
   Deferred tax liability                                              15,040                  15,040
                                                              ----------------        ----------------

            Total current liabilities                               2,254,140               2,082,229
                                                              ----------------        ----------------

LONG-TERM LIABILITIES
   Loans payable - Stockholders - Note 3                               70,000                       -
   Obligations under capital leases                                    87,505                 173,592
   Deferred tax liability                                             315,829                 315,829
                                                              ----------------        ----------------

            Total long-term liabilities                               473,334                 489,421
                                                              ----------------        ----------------

            Total liabilities                                       2,727,474               2,571,650
                                                              ----------------        ----------------

STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value;
     100,000,000 shares authorized                                      2,880                   2,865
   Additional paid-in capital                                       2,024,822               2,016,737
   Retained earnings (accumulated deficit)                              7,867                (844,723)
   Notes receivable from stock sales                                  (70,440)                (70,440)
                                                              ----------------        ----------------

            Total stockholders' equity                              1,965,129               1,104,439
                                                              ----------------        ----------------

                Total liabilities and stockholders' equity  $       4,692,603       $       3,676,089
                                                              ================        ================

                                       2

                        Diamond International Group, Inc.

                        Consolidated Statements of Income

                                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                                            2002               2001            2002             2001
                                                      ----------------    -------------    ------------    -------------

Fulfillment income                                        $  3,535,585    $  1,601,382     $  8,521,292    $  5,362,374

Cost of operations                                           1,992,192       1,230,447        5,302,387       3,970,534
                                                          ------------    ------------     ------------    ------------

Gross profit                                                 1,543,393         370,935        3,218,905       1,391,840

Selling, general and administrative expenses                   552,217         428,299        1,446,334       1,154,869
                                                          ------------    ------------     ------------    ------------

Income (loss) before other expenses                            991,176         (57,364)       1,772,571         236,971
                                                          ------------    ------------     ------------    ------------

Other expenses

    Interest expense                                            83,559          49,475          168,740         151,624
    Depreciation and amortization                              110,500          87,084          298,856         261,251
                                                          ------------    ------------     ------------    ------------

            Total other expenses                               194,059         136,559          467,596         412,875
                                                          ------------    ------------     ------------    ------------

Income (loss) before provision for income taxes                797,117        (193,923)       1,304,975        (175,904)

Provision for income taxes                                     297,128              --          452,385              --
                                                          ------------    ------------     ------------    ------------

                Net income (loss)                         $    499,989    $   (193,923)    $    852,590    $   (175,904)
                                                          ============    ============     ============    ============

Basic and diluted net income (loss) per common share $            0.02    $      (0.01)    $       0.03    $      (0.01)
                                                          ============    ============     ============    ============

Weighted average common shares used in computing
  net income (loss) per common share                        28,805,071      28,655,000       28,730,036      24,155,000
                                                          ============    ============     ============    ============
                                                                                                                      3

                        Diamond International Group, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                          Additional       Retained Earnings
                                                        Common              Paid-in        (Accumulated
                                        Shares          Stock               Capital         Deficit)
                                        ------          -----               -------         --------

Balance at January 1, 2001            23,005,000       $     2,300       $ 1,550,237       $  (890,976)

Issuance of common stock               5,650,000               565           466,500                --

Proceeds from notes receivable                --                --                --                --

Net loss                                      --                --                --          (175,904)
                                     -----------       -----------       -----------       -----------

Balance at September 30, 2001         28,655,000       $     2,865       $ 2,016,737       $(1,066,880)
                                     ===========       ===========       ===========       ===========

Balance at January 1, 2002            28,655,000       $     2,865       $ 2,016,737       $  (844,723)

Issuance of common stock                 150,071                15             8,085                --

Net income                                    --                --                --           852,590
                                     -----------       -----------       -----------       -----------

Balance at September 30, 2002         28,805,071       $     2,880       $ 2,024,822       $     7,867
                                     ===========       ===========       ===========       ===========

                                            Notes
                                          Receivable
                                      from Stock Sales          Total
                                      ----------------          -----
Balance at January 1, 2001           $  (315,000)       $   346,561

Issuance of common stock                      --            467,065

Proceeds from notes receivable           244,560            244,560

Net loss                                      --           (175,904)
                                     -----------        -----------

Balance at September 30, 2001        $   (70,440)       $   882,282
                                     ===========        ===========

Balance at January 1, 2002           $   (70,440)       $ 1,104,439

Issuance of common stock                      --              8,100

Net income                                    --            852,590
                                     -----------        -----------

Balance at September 30, 2002        $   (70,440)       $ 1,965,129
                                     ===========        ===========

                       Diamond International Group, Inc.

                     Consolidated Statements of Cash Flows

                                                                                      Nine months ended September 30,
                                                                                       2002                    2001
                                                                                 ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                             $         852,590       $        (175,904)
                                                                                   ----------------         ---------------

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

       Provision for doubtful accounts                                                      18,526                       -
       Depreciation and amortization                                                       298,856                 261,251
       Changes in assets and liabilities:
         Accounts receivable                                                              (870,131)                 76,159
         Prepaid expenses                                                                  (50,146)                 (6,464)
         Security deposits and other assets                                                 13,016                   1,643
         Accounts payable                                                                  148,393                  41,658
         Accrued expenses and taxes                                                        527,091                  95,067
                                                                                   ----------------         ---------------
            Total adjustments                                                               85,605                 469,314
                                                                                   ----------------         ---------------

            Net cash provided by operating activities                                      938,195                 293,410
                                                                                   ----------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of machinery and equipment                                                   (174,645)               (152,180)
                                                                                   ----------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net principal payments of line of credit                                               (477,361)                (41,500)
   Principal payments of capital lease obligations                                        (120,646)               (154,955)
   Proceeds from notes receivable                                                                -                 244,561
   Issuance of common stock                                                                  8,100                      65
   Loan proceeds from (payments to) stockholders                                            70,000                 (55,203)
                                                                                   ----------------         ---------------

            Net cash used in financing activities                                         (519,907)                 (7,032)
                                                                                   ----------------         ---------------

Net increase in cash and cash equivalents                                                  243,643                 134,198

Cash and cash equivalents - Beginning of period                                             36,818                  10,876
                                                                                   ----------------         ---------------

Cash and cash equivalents - End of period                                        $         280,461       $         145,074
                                                                                   ================         ===============

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                                 $         168,740       $         151,624
                                                                                   ================         ===============
   State income tax paid                                                         $           4,873       $           2,010
                                                                                   ================         ===============
   New capital lease obligations                                                 $           8,347       $          21,500
                                                                                   ================         ===============

Diamond International Group, Inc.
Notes to Consolidated Financial Statements

NOTE 1  -  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Diamond International Group, Inc. ("Diamond") was incorporated on November 5, 1998 for the express purpose of acquiring all of the outstanding common stock of H. Y. Applied Inter-Data Services, Inc. ("Hyaid"). Hyaid operates a computerized order fulfillment service for clients in the direct mail order business.

The consolidated financial statements for the nine months ended September 30, 2002 and 2001 together with the balance sheet as of September 30, 2002 included herein have not been audited by Diamond’s (together with Hyaid, the “Company”) independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2002 and the results of operations and cash flows for the periods presented herein have been made.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2  -  LINE OF CREDIT

In August 2002, the Company entered into an agreement to procure a revolving line of credit. The line is subject to a limit of 80% of eligible accounts receivable (as defined) with a maximum of $1,5000,000.

The line provides for interest payments monthly based upon the outstanding balance on the line at a rate equal to the one-month libor rate plus 2.75%. The line further requires the Company to maintain a tangible net worth of at least $1,200,000. The line expires on August 31, 2003 at which time, unless renewed, all unpaid principal and interest is due.

Simultaneous with the commencement of the agreement, the Company drew sufficient funds to fully pay all amounts due under its former line of credit agreement.

NOTE 3  -  LOANS PAYABLE  -  STOCKHOLDERS

On March 1, 2002, the primary stockholder of the Company made an unsecured loan to the Company for working capital purposes in the amount of $70,000. Interest only of $1,400 was payable monthly. The loan was scheduled to mature on March 1, 2007 at which time the principal balance was due. In October 2002, the Company repaid the loan.

DIAMOND INTERNATIONAL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

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

Results of Operations (In Thousands)

	Three Months Ended September 30,
	2002	2001
Net Sales	$3,535	$1,601
Cost of Operations	1,992	1,230
Gross Profit	1,543	371
Selling, General and Administrative Expenses	552	428
Operating results before Depreciation, interest, and taxes	991	(57)

	Nine Months Ended September 30,
	2002	2001
Net Sales	$8,521	$5,362
Cost of Operations	5,302	3,970
Gross Profit	3,219	1,392
Selling, General and Administrative Expenses	1,446	1,155
Operating results before Depreciation, interest, and taxes	1,773	237

Revenues from operations during the three and nine months ended September 30, 2002 were $3,535 and $8,521, respectively, as compared to $1,601 and $5,362, respectively, for the three and nine months ended September 30, 2001. The increases in sales were due to the expansion in certain clients programs and an increase in the level of correspondence business from various clients.

The gross profit margin over the nine months ended September 30, 2002 improved by 12.4% over the same period last year primarily due to the fixed portion of direct expenses being spread over a higher volume of Fulfillment revenues causing the realization of the efficiencies of scale in our operations.

While the Selling, general and administrative expenses increased to $1,446 for the nine months ended September 30, 2002 as compared to $1,154 for the nine months ended September 30, 2001, this increase is mostly a result of variable expenses that directly relates to the increased revenue volumes. The actual percentage of Selling, general and administrative expenses as compared to revenues has decreased from 22% in 2001, to 17% in 2002.

Liquidity (In Thousands)

	Nine Months Ended September 30,
	2002	2001
Net Cash Provided by Operations	$938	$293
	September 30,	September 30,
	2002	2001
Working Capital	712	(261)

Net cash flows from operations increased from $293 during the nine months ended September 30, 2001 to $938 during the nine months ended September 30, 2002. This increase was primarily due to the flow through of operating profits as well as the timing of collections of receivables and payments of payables for the period.

The Company had a working capital surplus of $712 as of September 30, 2002 as compared to a working capital deficit of $261 as of December 31, 2001. The major improvement in the working capital resulted from the increase in receivables due to the increase in revenues, as well as the ability to pay down the line of credit out of the net cash flows from operations.

Future Outlook

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 8, 2002.

DIAMOND INTERNATIONAL GROUP, INC.

Date: November 12, 2002	By: /s/ Richard Levinson Richard Levinson Chairman and President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard Levinson certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Diamond International Group, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 12, 2002

/s/ Richard Levinson Richard Levinson Chairman and President

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Michael McQuillan, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Diamond International Group, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 12, 2002

/s/ Michael McQuillan Michael McQuillan Chief Financial Officer