Form 10KSB
period 2002-12-31
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2003-03-31
CIK 1106213

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2002

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $11,782,657

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2003, was: $1,175,386.70.

Number of shares of the registrant's common stock outstanding as of March 27, 2003 is: 28,805,071

Transfer Agent as of March 27, 2003:

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

Although the average yearly sales of Hyaid range between 7 and 12 million dollars annually, it processes and collects between one hundred and one hundred and fifty million dollars of revenue on behalf of its clients. The software developed by Hyaid is proprietary and unique and is without rival in its originality, flexibility and modularity. The Officers and Directors of the Company are familiar with and understand the direct mail industry. The Company structure will remain small through the use of carefully selected consultants, contractors and service companies.

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

Hyaid has developed unique approaches and systems software applications using the Internet and individual web sites of its clients. Its list of clients include some of the largest companies in the mail order service industry.

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

3. Building 12: approximately 20,300 square feet (we sublease approximately 4,500 square feet); The lease term from March 2003 until February 2008 and the rental payments are follows:

     A. $13,702.50 per month for the twelve months ending February 2004(we receive $3,937.50 per month from our sublease for the same period),

     B. $14,125.42 per month for the twelve months ending February 2005(we receive $4,326.98 per month from our sublease for the same period),

     C. $14,548.33 per month for the twelve months ending February 2006(we receive $4,467.75 per month from our sublease for the same period),

     D. $14,971.25 per month for the twelve months ending February 2007(we receive $4,608.63 per month from our sublease for the same period),

     E. $15,428.00 per month for the twelve months ending February 2008(we receive $4,749.50 per month from our sublease for the same period);

ITEM 3.  LEGAL PROCEEDINGS

No court or governmental agency has assumed jurisdiction over any substantial part of the Company's business or assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 27, 2003, there were approximately 1,455 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 1,455. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "DMDI."

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


Period                              HIGH BID         LOW BID
--------                            -------------    ------------

2000
Fourth Quarter
(December 2001 only)                 2.00              0.50

2001
First Quarter                        1.09              0.31
Second Quarter                       0.58              0.24
Third Quarter                        0.30              0.11
Fourth Quarter                       0.23              0.09

2002

First Quarter                        0.16              0.04
Second Quarter                       0.19              0.04
Third Quarter                        0.18              0.06
Fourth Quarter                       0.25              0.10

2003

First Quarter (as of 3/26/03)        0.30              0.17

DIVIDENDS

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

Results of Operations
------------------------------------

                                    Years Ended December 31,
                                 2002                      2001
                                 ----                      ----

     Net Sales             $11,782,657             $   7,539,992

     Cost of Operations    $ 7,843,574             $    5,366,318

     Gross Profit          $ 3,939,083             $    2,173,674

     Selling, General and  $ 1,943,304             $    1,579,955
     Administrative
     Expenses

Revenues from operations during the year ended December 31, 2002 were $11,782,657, as compared to $7,539,992 for the year ended December 31, 2001. The increase in sales was due to the increase in certain client's programs, in addition to the expansion of correspondence business from the utilization of proprietary technology in our call center from other selected clients.

Gross profits for the year ended December 31, 2002 improved as a percentage of sales to 33.4%. This is a 4.6 point increase from the 28.8% reported for the year ended December 31, 2001. The gross profit improvement is attributable to spreading the fixed direct cost over the greater revenue volumes, in addition to the benefits of the proprietary "Home-run system" that provides a competitive advantage by using remote customer service representatives in our call center operations.

Selling, general and administrative expenses increased to $1,943,304 for the year ended December 31, 2002 as compared to $1,579,955 for the year ended December 31, 2001. The increase in expenses were primarily the result of increase sales activity in commissions, promotions, and recruiting fees due to the growth in gross billings for the year.

Liquidity
------------------------
                                      Year Ended December 31,
                                     2002                 2001
                                     ----                 ----
     Net Cash (Used in)
         Provided by Operations      $420,107           $ (107,527)

     Working Capital                 $621,644           $ (261,000)

Net cash flows from operations increased from $(107,527) during the year ended December 31, 2001 to $420,107 during the year ended December 31, 2002. This increase was primarily due to the flow through of profits generated by the increased revenues which was partly offset by the increase in accounts receivable as a result of the timing of collections.

The Company had a working capital surplus of $621,644 as of December 31, 2002 as compared to a working capital deficit of $261,000 as of December 31, 2001. This improvement in working capital is primarily due to the Company's increase in trade receivables as a result of the increase in sales volumes.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                        Diamond International Group, Inc.

                              Financial Statements

                           December 31, 2002 and 2001



                        Diamond International Group, Inc.

                                Table of Contents

                           December 31, 2002 and 2001
                                                                           PAGE

     Independent Auditors' Report.......................................     1


     CONSOLIDATED FINANCIAL STATEMENTS


         Consolidated Balance Sheets....................................     2


         Consolidated Statements of Operations..........................     3


         Consolidated Statements of Stockholders' Equity................     4


         Consolidated Statements of Cash Flows..........................     5


         Notes to Consolidated Financial Statements.....................   6-12

                          Independent Auditors' Report


To the Stockholders of
Diamond International Group, Inc.


We have audited the accompanying consolidated balance sheets of Diamond International Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond International Group, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, Diamond International Group, Inc. generates significant revenues from a limited number of clients.




Hicksville, New York
March 5, 2003
(Except for Note 8, as to which
  the date is March 18, 2003)

                        Diamond International Group, Inc.
                           Consolidated Balance Sheets
                                  December 31,



                                                       ASSETS


                                                                                 2002                  2001
                                                                         --------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                             $        295,945      $         36,818
   Accounts receivable                                                          3,129,595             1,738,896
   Prepaid expenses                                                                51,348                45,144
                                                                           --------------------  --------------------

            Total current assets                                                3,476,888             1,820,858
                                                                           --------------------  --------------------

FIXED ASSETS
   Furniture and fixtures                                                          91,266                87,914
   Machinery and equipment                                                        998,404               789,813
   Leasehold improvements                                                         873,352               870,078
   Delivery equipment                                                              10,404                10,404
   Equipment under capital leases                                               1,307,399             1,201,718
                                                                           --------------------  --------------------
                                                                                3,280,825             2,959,927
    Less:  accumulated depreciation and amortization                           (1,582,187)           (1,236,025)
                                                                           --------------------  --------------------

            Fixed assets, net                                                   1,698,638             1,723,902
                                                                           --------------------  --------------------

OTHER ASSETS
   Goodwill, net                                                                   84,973                84,973
   Security deposits and other assets                                              66,573                46,356
                                                                           --------------------  --------------------

            Total other assets                                                    151,546               131,329
                                                                           --------------------  --------------------

                Total assets                                              $     5,327,072       $     3,676,089
                                                                           ====================  ====================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       2002               2001
                                                                                 -------------------------------------

CURRENT LIABILITIES
   Line of credit                                                                $       1,399,159 $        1,200,008
   Obligations under capital leases - Current                                              133,727            117,278
   Accounts payable                                                                        329,935            365,122
   Accrued expenses and taxes                                                              966,802            384,781
   Deferred tax liability                                                                   25,621             15,040
                                                                                   ----------------  -----------------

         Total current liabilities                                                       2,855,244          2,082,229
                                                                                   ----------------  -----------------

LONG-TERM LIABILITIES
   Obligations under capital leases - Long-term                                            109,810            173,592
   Deferred tax liability                                                                  321,771            315,829
                                                                                   ----------------  -----------------

         Total long-term liabilities                                                       431,581            489,421
                                                                                   ----------------  -----------------

            Total liabilities                                                            3,286,825          2,571,650
                                                                                   ----------------  -----------------

COMMITMENTS AND CONTINGENCIES - Note 5

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value; 100,000,000 shares authorized                            2,880              2,865
   Additional paid-in capital                                                            2,024,822          2,016,737
   Retained earnings (accumulated deficit)                                                  82,985          (844,723)
   Notes receivable from stock sales                                                      (70,440)           (70,440)
                                                                                   ----------------  -----------------

            Total stockholders' equity                                                   2,040,247          1,104,439
                                                                                   ----------------  -----------------

              Total liabilities and stockholders' equity                         $       5,327,072 $        3,676,089
                                                                                   ================  =================

                                         Diamond International Group, Inc.
                                       Consolidated Statements of Operations
                                          For the Years Ended December 31,



                                                                                   2002                 2001
                                                                           ------------------------------------------

Revenue                                                                    $         11,782,657 $          7,539,992

Cost of operations                                                                    7,843,574            5,366,318
                                                                             -------------------  -------------------

Gross profit                                                                          3,939,083            2,173,674

Selling, general and administrative expenses                                          1,943,304            1,579,955
                                                                             -------------------  -------------------

Income before other expenses                                                          1,995,779              593,719
                                                                             -------------------  -------------------

Other expenses
    Interest expense                                                                    161,074              180,178
    Depreciation and amortization                                                       346,162              370,077
                                                                             -------------------  -------------------

            Total other expenses                                                        507,236              550,255
                                                                             -------------------  -------------------

Income before income tax provision (benefit)                                          1,488,543               43,464

Income tax provision (benefit)                                                          560,835              (2,789)
                                                                             -------------------  -------------------

            Net income                                                     $            927,708 $             46,253
                                                                             ===================  ===================

   Basic and diluted earnings per common share                             $               0.03 $               0.00
                                                                             ===================  ===================

Weighted average common shares used in computing
basic and diluted earnings per common share                                          28,767,553           26,405,000
                                                                             ===================  ===================


                        Diamond International Group, Inc.
                 Consolidated Statements of Stockholder's Equity
                 For the Years Ended December 31, 2002 and 2001



                                                                        Additional  Notes
                                                Common      Paid-In    Accumulated  Receivable
                                   Shares       Stock       Capital      Deficit    from Stock Sales   Total
                                 ------------------------------------------------------------------------------

Balance at January 1, 2001       23,005,000 $    2,300 $   1,550,237 $  (890,976) $     (315,000)   $  346,561


Proceeds from notes receivable            -            -            -            -       244,560       244,560


Issuance of common stock          5,650,000          565      466,500            -             -       467,065


Net income                                -            -            -       46,253             -        46,253
                                 ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 2001     28,655,000        2,865    2,016,737     (844,723)      (70,440)    1,104,439


Issuance of common stock            150,071           15        8,085            -             -         8,100


Net income                                -            -            -      927,708             -       927,708
                                 ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 2002     28,805,071   $    2,880   $2,024,822   $   82,985    $  (70,440)   $2,040,247
                                 ==========   ==========   ==========   ==========    ==========    ==========

                                         Diamond International Group, Inc.
                                       Consolidated Statements of Cash Flows
                                          For the Years Ended December 31,



                                                                                     2002                2001
                                                                             ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $            927,708 $           46,253
                                                                               -------------------  -----------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
     operating activities:
       Depreciation and amortization                                                      346,162            370,077

       Provision for uncollectible accounts                                                53,068                  -
       Changes in assets and liabilities:
         Accounts receivable                                                          (1,443,767)          (470,218)
         Prepaid expenses                                                                 (6,204)              5,584

         Security deposits and other assets                                              (20,217)                335
         Accounts payable                                                                (35,187)           (82,799)
         Accrued expenses and taxes                                                       582,021             26,030
         Deferred tax liability                                                            16,523            (2,789)
                                                                               -------------------  -----------------
            Total adjustments                                                           (507,601)          (153,780)
                                                                               -------------------  -----------------

            Net cash provided by (used in) operating activities                           420,107          (107,527)
                                                                               -------------------  -----------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                                            (215,039)          (170,288)
                                                                               -------------------  -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                                                       199,151            325,202
   Principal payments of capital lease obligations                                      (153,192)          (210,868)

   Proceeds from issuance of common stock                                                   8,100                565

   Proceeds from notes receivable                                                               -            244,560

   Repayments of loans payable - Stockholders                                                   -           (55,702)
                                                                               -------------------  -----------------

            Net cash provided by financing activities                                      54,059            303,757
                                                                               -------------------  -----------------

Net increase in cash and cash equivalents                                                 259,127             25,942

Cash and cash equivalents - Beginning of year                                              36,818             10,876
                                                                               -------------------  -----------------

Cash and cash equivalents - End of year                                      $            295,945 $           36,818
                                                                               ===================  =================

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                             $            138,594 $          176,348
                                                                               ===================  =================
   Income taxes paid                                                         $                898 $            2,082
                                                                               ===================  =================
   New capital lease obligations                                             $            105,859 $           98,250
                                                                               ===================  =================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

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

     Use of Estimates
     ----------------

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Financial Instruments
     ---------------------

     All financial instruments are carried at amounts that approximate fair value.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Accounts Receivable
     -------------------

     The accounts receivable arise in the normal course of business. It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. After exhausting all collection efforts, if in management's opinion, an account is still unable to be collected, it is written off against the allowance. Based on its review, management has determined that no allowance for doubtful accounts is necessary at December 31, 2002 and 2001. However, see Note 8, "Concentration of Credit Risk" for further discussion of significant clients.

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

     Internal Use Software
     ---------------------

     The Company follows the provisions of Statement of Position 98-1 to account for the costs of computer software developed or obtained for internal use. For the years ended December 31, 2002 and 2001, all costs incurred have been for the "application development stage" of the software's development. Accordingly, such costs have been capitalized as part of fixed assets and are being amortized using the straight-line method over five years.

     Revenue Recognition
     -------------------

     Revenue is recorded upon the performance of fulfillment and other services for the Company's clients. Revenue from reimbursable expenses is recorded in the same period as the corresponding expenses.

     Advertising
     -----------

     The Company expenses advertising costs as they are incurred. For the years ended December 31, 2002 and 2001, advertising costs amounted to $13,833 and $4,498, respectively.

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

     Earnings per Share
     ------------------

     The calculation of earnings per share is based upon the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share for the years ended December 31, 2002 and 2001. For the year ended December 31, 2002, earnings per share before income taxes amounted to $.05; earnings per share before interest, depreciation and amortization and income taxes amounted to $.07.

     Recently Issued Accounting Standards
     ------------------------------------

     On June 29, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. See Note 2, "Goodwill, Net" in the accompanying consolidated financial statements for a discussion of the effect of adopting SFAS No. 142.

NOTE 2 - GOODWILL, NET

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill, and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review of these assets for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. In accordance with SFAS No. 142, the Company ceased amortization of its goodwill balances. The Company currently does not have any indefinite-lived intangible assets or intangible assets that have finite useful lives. In accordance with SFAS No. 142, the Company is required to perform an impairment test of its existing goodwill within the first six months following adoption of SFAS No. 142. The Company completed step one of the impairment test under SFAS No. 142, and it is management's assessment that the carrying value of its goodwill is not in excess of its fair value at December 31, 2002; accordingly, impairment has not occurred. The accounting standard requires the presentation of a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of the goodwill amortization net of related tax effect.

                                                 December 31, 2002          December 31, 2001
                                                 ------------------         ------------------
Goodwill                                         $          95,000          $          95,000
Less:  accumulated amortization                            (10,027)                   (10,027)
                                                     --------------             --------------
            Goodwill, net                        $          84,973          $          84,973
                                                     ==============             ==============

     Net income and income per share for 2001 as adjusted for the exclusion of amortization expense, were as follows:


                                                                                               Impact of
                                                                                               Exclusion
                                                                                              of Goodwill
                                                    As Reported          As Adjusted       Amortization Expense
                                                ----------------     ----------------      --------------------
Income before income taxes                      $        43,464      $        43,464       $         -
  (as originally reported)
Adjustment for the exclusion
  of goodwill amortization                                    -                6,333               6,333
                                                    ------------         ------------         -----------------
Income before income taxes                               43,464               49,797               6,333
(Benefit) for income taxes                               (2,789)              (1,206)              1,583
                                                    ------------         ------------         -----------------
            Net income                          $        46,253      $        51,003       $       4,750
                                                    ============         ============         =================
Basic and diluted income per share              $          0.00      $          0.00       $       0.00
                                                    ============         ============         =================

NOTE 3 - LINE OF CREDIT

     In August 2002, the Company secured a revolving line of credit agreement. The line is subject to a limit of 80% of eligible accounts receivable (as defined) with a maximum of $1,500,000.

     The line provides for interest payments monthly based upon the outstanding balance on the line at a rate equal to the one-month libor rate plus 2.75%. The underlying agreement requires the Company to maintain a tangible net worth of at least $1,200,000 and obtain written approval for (1) acquisitions of assets and stock of another entity, and (2) incurrence of other debt in excess of $100,000. The Company is currently in compliance with all covenants. Borrowings under the line are collateralized by all of the assets of the Company and are personally guaranteed by the Chief Executive Officer who is also a significant stockholder. The line expires on August 31, 2003 at which time, unless renewed, all unpaid principal and interest are due.

     Simultaneous with the commencement of the agreement, the Company drew sufficient funds to fully pay all amounts due under its former line of credit agreement.


NOTE 4 - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2002 and 2001, the Company paid compensation to the Chief Executive Officer and another officer (who is also a significant stockholder) in the aggregate amounts of $1,385,894 and $601,569, respectively. The 2002 compensation includes a fourth quarter bonus to the Chief Executive Officer in the amount of $500,000.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company has entered into various non-cancelable capital lease agreements for computer and office equipment. The Company has also entered into non-cancelable operating lease agreements for their three operating facilities and computer equipment, and has entered into sub-lease agreements with unrelated parties to sub-lease a portion of their operating facilities. The leases expire in varying periods through 2008. Rent expense recorded under the operating leases, net of sublease income, amounted to $368,116 and $495,406 for the years ended December 31, 2002 and 2001, respectively.

     Future minimum capital lease payments at December 31, 2002 are as follows:

                                      Year Ended
                                      ----------

December 31, 2003                                            $    152,978
December 31, 2004                                                 93,994
December 31, 2005                                                 17,440
December 31, 2006                                                  7,664
                                                                ------------
Total minimum lease payments                                      272,076
Less:  amount representing interest                               28,539
                                                                ------------

        Present value of minimum lease payments              $    243,537
                                                                ============

     Accumulated amortization for assets under capital leases was $992,732 and $874,317 as of December 31, 2002 and 2001, respectively.

     Future minimum operating lease payments at December 31, 2002 are as follows:

         Year Ended                   Minimum Rental            Minimum Sublease                Net
                                         Payments                    Income
-----------------------------       --------------------       -------------------       -------------------
December 31, 2003                   $       324,929            $       77,718             $      247,211
December 31, 2004                           325,444                       53,370                 272,074
December 31, 2005                           279,468                       53,370                 226,098
December 31, 2006                           259,226                       53,370                 205,856
December 31, 2007                           197,973                       53,370                 144,603
Thereafter                                  30,856                         8,895                 21,961
                                        ----------------           ---------------            --------------
                                    $      1,417,896           $      300,093             $     1,117,803
                                        ================           ===============            ==============


NOTE 6 - PROFIT SHARING PLAN

     The Company maintains a 401(k) plan for substantially all full-time employees of the Company. Employer contributions are voluntary at the discretion of the board of directors. The Company did not contribute to the plan for the years ended December 31, 2002 and 2001.


NOTE 7 - INCOME TAXES

     Income tax provision (benefit) consists of the following:

                                                                        Year ended December 31, 2002
                                                    ---------------------------------------------------------------------
                                                          Federal                   State                    Total
                                                    -------------------- --- -------------------- ---- ------------------
Current tax provision                                $      452,282          $       128,436           $      580,718
Benefit of loss carryforwards                               (29,873)                  (6,533)                 (36,406)
                                                         ---------------         ----------------          --------------
   Total current tax provision                              422,409                  121,903                  544,312
Deferred tax provision (benefit)                             16,999                     (476)                  16,523
                                                         ---------------         ----------------          --------------
   Total income tax provision                        $      439,408          $       121,427           $      560,835
                                                         ===============         ================          ==============


                                                                        Year ended December 31, 2001
                                                    ---------------------------------------------------------------------
                                                          Federal                   State                    Total
                                                    --------------------     --------------------      ------------------
Current tax provision                                $        6,520          $        3,814            $      10,334
Benefit of loss carryforwards                                (6,520)                 (3,814)                 (10,334)
                                                         ---------------         ----------------          --------------
   Total current tax provision                                 -                        -                        -
Deferred tax (benefit)                                       (2,145)                   (644)                  (2,789)
                                                         ---------------         ----------------          --------------
   Total income tax (benefit)                        $       (2,145)         $         (644)            $     (2,789)
                                                         ===============         ================          ==============

     In connection with the benefit obtained from the use of loss carryforwards, the Company adjusted the valuation allowance recorded at the beginning of each year in the amount of the benefit obtained.

     A reconciliation of the tax provision at the federal statutory rate to the effective tax rate is as follows:

                                                          2002                    2001
                                                          ----                    ----
                                                    ----------------        ----------------
Tax provision at federal                                       34.0%                   34.0%
------------------------                            ----------------        ----------------
  statutory rate
----------------

                State income taxes                              6.1%                    7.3%
                ------------------                  ----------------        ----------------

      Meals and entertainment and penalties                     1.2%                   13.3%
      -------------------------------------         ----------------        ----------------
          Valuation allowance and other                      (  3.6%)                 (61.0%)
          -----------------------------             ----------------        ----------------
Effective tax rate                                           (37.7%)            ( 6.4%)
------------------                                  ================        ================


     The deferred tax liability at December 31, 2002 is primarily from differences between the financial statement and tax bases of fixed assets.


NOTE 8 - CONCENTRATION OF CREDIT RISK
-------------------------------------

     The Company performs fulfillment and other services for a limited number of clients. In 2002, approximately 46% and 41% of the Company's revenues, respectively, were derived from the two most significant clients. Approximately 33% and 54% of the Company's accounts receivable, respectively, are due from these clients.

     It has come to management's attention that one of these clients reported a net loss for the nine months ended September 30, 2002. It also reported that it was not in compliance with certain financial covenants required under its credit facility. Since the date of that report, the client's management informed the Company that it had cured the non-compliance and that it is currently in compliance with all covenants.

     The Company believes the accounts receivable from this client will be fully collected. The Company has procured a payment schedule to which, through March 18, 2003, the client has been in compliance. As of March 18, 2003, uncollected accounts receivable arising before December 31, 2002 that are still outstanding amounted to approximately $593,000. These receivables are scheduled to be collected in April 2003. The Company recently entered into a five-year contract with this client and is negotiating a long-term extension of the contract with the other significant client with which the Company currently has a one-year contract, automatically renewable in one-year increments unless cancelled by either party. Management is optimistic that such an extension will be secured and that the Company will continue to provide services to both of these significant clients.

     Revenue for the year ended December 31, 2001, and accounts receivable at December 31, 2001 from these two major clients on a combined basis amounted to 68% and 45% of total revenues and accounts receivable, respectively.

NOTE 9 - SUBSEQUENT EVENT

     In February 2003, the Company approved a formal stock repurchase program whereby the Company, at its discretion, may acquire shares of its common stock in the open market. The Company's acquisition of such stock has not been significant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------
ACCOUNTING AND  FINANCIAL DISCLOSURE
------------------------------------

Our accountant is Weisberg, Mole, Krantz & Goldfarb, LLP independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
---------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

Our directors and officers, as of March 27, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                AGE          DIRECTOR/POSITION

Richard Levinson                    62           President
Michael McQuillan                   48           CFO
Barbara Cheney                      65           Vice President;Controller
Janine Levinson                     39           Vice President;Client Services


The following is a biographical summary of the directors and officers of the
Company:

RICHARD LEVINSON, 62, has been the President of the Company since January 29, 1999 when HYAID, Inc. became a wholly owned subsidiary of the Company. Mr. Levinson has over 38 years experience in the direct mail industry. Mr. Levinson owned and operated HYAID, Inc. which is a direct mail service which processes orders for book clubs, record clubs, collectible clubs, catalogs and all related processes. In such capacity his responsibilities include consulting, credit and collection work, inbound telemarketing services, Internet processing, list management, caging operations and statistical reporting in both marketing and accounting areas. In addition, he is involved in the general management in all facets of client marketing efforts. Prior to that time, he worked for six years as a programming manager and director of Data Processing for Grolier Enterprises, which was a publicly traded direct mail company. In such employment, he designed and programmed all of the mail order processing systems from order entry through billing, shipping, statistical marketing and financial reporting.

MICHAEL MCQUILLAN, 48, has been CFO and Vice President of the Company since February 11, 2002. Mr. McQuillan has over 20 years experience in finance, international and domestic operations, mergers and acquisition within the Telecommunications, Technology, and Consumer Products Distribution industries. Prior to joining the Company, Mr. McQuillan served as CFO and Executive Vice President of Operations with Lanco Solutions, Inc., where Mr. McQuillan headed up the merger and acquisition strategies for worldwide operations. Before Lanco Solutions, Mr. McQuillan served as Corporate Controller and interim CFO for Arbinet Communications, Inc. where he help launch one of the first successful global telecom exchanges.

BARBARA CHENEY, 65, has been Vice President and Controller of the Company since January 29, 1999. Ms. Cheney has over 42 years experience in the direct mail industry. For 30 years, Ms. Cheney worked in various departments of HYAID. She was responsible for outlining each department's budget, all payroll and hospitalization functions, client billing, book and record keeping and general administrative functions. Prior to that time, she was employed by Grolier Enterprises where her responsibilities included the management of the computer control department. The control department reconciled all production runs submitted to the computer department from the input department and balances from all output created by the department. She managed a large control staff and trained all personnel.

JANINE LEVINSON, 39, has been Vice President of Client Services of the Company since January 29, 1999. Ms. Levinson has over 16 years experience in the direct mail industry. For 14 years, she was employed by HYAID and initially managed Merge Purge (list and life maintenance), a division of HYAID. Her responsibilities at HYAID include working closely with clients to set up all procedures with respect to their direct marketing efforts. She also consults with clients in an operations, marketing and credit capacity. She is responsible for the client service department, the control department personnel and the entire Merge Purge division of HYAID. Prior to working for HYAID, she was a manager for Fulfillment Associates for two years. Initially she managed a shift of inserting machine operations and then she managed the Merge Purge division (list management) at Fulfillment Associates.

The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2003. Directors will be elected for one year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

CERTAIN LEGAL PROCEEDINGS
-------------------------

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following information relates to compensation received by our officers in 1998, 1999, 2000, 2001 and 2002.

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                                LONG-TERM COMPENSATION
                                                                ----------------------
                                  ANNUAL COMPENSATION            RESTRICTED     SECURITIES
NAME AND PRINCIPAL                                               STOCK          UNDERLYING
POSITION                      YEAR      SALARY ($)   BONUS       AWARDS         OPTIONS
--------                      ----      ----------   -----       ------         -------

RICHARD LEVINSON             2002     $375,000    $861,305               0         0
President                    2001     $375,000    $101,562               0         0
                             2000     $411,095          0                0         0
                             1999     $138,600    $96,000                0         0
                             1998     $235,700          0                0         0
MICHAEL MCQUILLAN
CFO/Vice President           2002     $ 88,467          0                0         0
                             2001     $      0          0                0         0

BARBARA CHENEY               2002      $81,798          0                0         0
Vice President/Controller    2001      $81,095          0                0         0
                             2000      $88,000          0                0         0
                             1999      $81,375          0                0         0
                             1998      $88,000          0                0         0

JANINE LEVINSON              2002     $149,589          0                0         0
Vice President               2001     $125,008          0                0         0
                             2000     $125,000          0                0         0
                             1999     $101,038          0                0         0
                             1998     $ 85,000          0                0         0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth as of December 31, 2002, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


                                            Number of Shares of
Name of Beneficial Owner/                   Common Stock               % of Beneficial
IDENTITY OF GROUP                           BENEFICIALLY OWNED         OWNERSHIP
-----------------                           ------------------         -----------------

Richard Levinson                            18,462,404                 63.96%

Barbara Cheney                                       0                     0%

Michael McQuillan                                    0                     0%

Janine Levinson                              5,000,000                 17.35%

All Executive Officers and Directors
as a Group (4 persons)                      23,462,404                 81.45%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

None

PART IV
-------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

                        DIAMOND INTERNATIONAL GROUP, INC.

                        By:/s/ RICHARD LEVINSON
                        -----------------------------------
                                RICHARD LEVINSON
                                President, Chief Executive Officer
                                and Director

Dated: March  27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                TITLE                         DATE
                                    -----                         ----

/s/ RICHARD LEVNISON               Chief Executive Officer,      March 27, 2003
---------------------------        President and Director
    RICHARD LEVINSON

/s/ BARBARA CHENEY                 Vice President                March 27, 2003
---------------------------
    BARBARA CHENEY

/s/ JANINE LEVINSON                Vice President                March 27, 2003
---------------------------
    JANINE LEVINSON

/s/ MICHAEL MCQUILLAN              Chief Financial Officer       March 27, 2003
---------------------------
    MICHAEL MCQUILLAN

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Richard Levinson certify that:

1. I have reviewed this annual report on Form 10-KSB of Diamond International Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/  Richard Levinson
-----------------------------
Richard Levinson
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002
I Michael McQuillan certify that:
1. I have reviewed this annual report on Form 10-KSB of Diamond International Group, Inc.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

     c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March 31, 2003

/s/     Michael McQuillan
------------------------------
Michael McQuillan
Chief Financial Officer