Form 10QSB
period 2003-03-31
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2003-05-14
CIK 1106213

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2003: 28,805,071 shares of common stock outstanding, $0.0001 par value.

                              DIAMOND INTERNATIONAL
                                   GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
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
     Item 2. Management's Discussion and Analysis of Financial Condition
      Item 3. Controls and Procedures
Part II-- OTHER INFORMATION
     Item 1. Legal Proceedings
     Item 2. Changes in Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K
     Signature



Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                        Diamond International Group, Inc.

                   Index to Consolidated Financial Statements

                                                                            PAGE
                                                                            ----

Consolidated Balance Sheets ................................................   2

Consolidated Statements of Income ..........................................   3

Consolidated Statements of Stockholders' Equity ............................   4

Consolidated Statements of Cash Flows ......................................   5

Notes to Consolidated Financial Statements .................................   6

                        Diamond International Group, Inc.
                           Consolidated Balance Sheets


                                     ASSETS

                                                    March 31,       December 31,
                                                      2003             2002
                                                   -----------      -----------

CURRENT ASSETS
   Cash and cash equivalents                       $   539,739      $   295,945
   Accounts receivable                               2,865,513        3,129,595
   Prepaid expenses                                     93,066           51,348
                                                   -----------      -----------

            Total current assets                     3,498,318        3,476,888
                                                   -----------      -----------


FIXED ASSETS
   Furniture and fixtures                               91,266           91,266
   Machinery and equipment                           1,008,837          998,404
   Leasehold improvements                              873,352          873,352
   Delivery equipment                                   10,404           10,404
   Equipment held under capital leases               1,307,399        1,307,399
                                                   -----------      -----------
                                                     3,291,258        3,280,825
    Less:  accumulated depreciation                 (1,666,383)      (1,582,187)
                                                   -----------      -----------

            Fixed assets, net                        1,624,875        1,698,638
                                                   -----------      -----------


OTHER ASSETS
   Goodwill                                             84,973           84,973
   Security deposits and other assets                   66,573           66,573
                                                   -----------      -----------

            Total other assets                         151,546          151,546
                                                   -----------      -----------

                Total assets                       $ 5,274,739      $ 5,327,072
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,    December 31,
                                                                 2003           2002
                                                             -----------    -----------
CURRENT LIABILITIES
   Line of credit                                            $ 1,499,199    $ 1,399,159
   Obligations under capital leases - Current                    115,097        133,727
   Accounts payable                                              241,838        329,935
   Accrued expenses and taxes                                    784,547        966,802
   Deferred tax liability                                         25,621         25,621
                                                             -----------    -----------

            Total current liabilities                          2,666,302      2,855,244
                                                             -----------    -----------


LONG-TERM LIABILITIES
   Obligations under capital leases - Long-term                   86,239        109,810
   Deferred tax liability                                        321,771        321,771
                                                             -----------    -----------

            Total long-term liabilities                          408,010        431,581
                                                             -----------    -----------

               Total liabilities                               3,074,312      3,286,825
                                                             -----------    -----------


STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value; 100,000,000
      shares authorized                                            2,880          2,880
   Additional paid-in capital                                  2,024,822      2,024,822
   Retained earnings                                             248,165         82,985

   Treasury stock, at cost                                        (5,000)           -
   Notes receivable from stock sales                             (70,440)       (70,440)
                                                             -----------    -----------

            Total stockholders' equity                         2,200,427      2,040,247
                                                             -----------    -----------

                Total liabilities and stockholders' equity   $ 5,274,739    $ 5,327,072
                                                             ===========    ===========

                        Diamond International Group, Inc.
                        Consolidated Statements of Income


                                               Three Months Ended March 31,
                                                    2003          2002
                                                -----------   -----------

Fulfillment income                              $ 2,680,673   $ 2,199,899

Cost of operations                                1,792,004     1,445,706
                                                -----------   -----------

            Gross profit                            888,669       754,193

Selling, general and administrative expenses        494,766       526,591
                                                -----------   -----------

            Income before other expenses            393,903       227,602
                                                -----------   -----------


OTHER EXPENSES
    Interest expense                                 27,215        38,033
    Depreciation and amortization                    84,196        85,500
                                                -----------   -----------

           Total other expenses                     111,411       123,533
                                                -----------   -----------

Income before provision for income taxes            282,492       104,069

Provision for income taxes                          117,312         2,128
                                                -----------   -----------

                Net income                      $   165,180   $   101,941
                                                ===========   ===========

Basic and diluted net income per common share   $      0.01   $      0.00
                                                ===========   ===========

Weighted average common shares used in
  computing net income per common share         $28,795,404   $28,655,000
                                                ===========   ===========

                        Diamond International Group, Inc.
                 Consolidated Statements of Stockholders' Equity



                                                                        Additional                 Notes
                                             Common        Paid-In       Retained    Treasury    Receivable
                               Shares         Stock        Capital       Earnings      Stock  from Stock Sales    Total
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003    28,805,071   $     2,880   $ 2,024,822   $    82,985          -   $   (70,440)   $ 2,040,247


Purchase of treasury stock           -             -             -             -       (5,000)          -           (5,000)


Net income                           -             -             -         165,180          -           -          165,180
                             -----------   -----------   -----------   -----------    -------   -----------    -----------

Balance at March 31, 2003     28,805,071   $     2,880   $ 2,024,822   $   248,165    $(5,000)  $   (70,440)   $ 2,200,427
                             ===========   ===========   ===========   ===========    =======   ===========    ===========



Balance at January 1, 2002    28,655,000   $     2,865   $ 2,016,737   $  (844,723)   $     -   $   (70,440)   $ 1,104,439


Net income                           -             -             -         101,941          -           -          101,941
                             -----------   -----------   -----------   -----------    -------   -----------    -----------

Balance at March 31, 2002     28,655,000   $     2,865   $ 2,016,737   $  (742,782)   $     -   $   (70,440)   $ 1,206,380
                             ===========   ===========   ===========   ===========    =======   ===========    ===========

                        Diamond International Group, Inc.
                      Consolidated Statements of Cash Flows



                                                                         Three months ended March 31,
                                                                              2003        2002
                                                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $ 165,180    $ 101,941
                                                                           ---------    ---------

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                           84,196       85,500
      Changes in assets and liabilities:
        Accounts receivable                                                  264,082     (180,345)
        Prepaid expenses                                                     (41,718)     (28,068)
        Accounts payable                                                     (88,097)     109,206
        Accrued expenses and taxes                                          (182,255)      73,874
                                                                           ---------    ---------
            Total adjustments                                                 36,208       60,167
                                                                           ---------    ---------

            Net cash provided by operating activities                        201,388      162,108
                                                                           ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                                 (10,433)     (32,431)
                                                                           ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                                          100,040     (149,650)
   Principal payments of capital lease obligations                           (42,201)     (57,707)

   Purchase of treasury stock                                                 (5,000)          --

   Loan proceeds from stockholders                                                --       70,000
                                                                           ---------    ---------

            Net cash provided by (used in) financing activities               52,839     (137,357)
                                                                           ---------    ---------


Net increase (decrease) in cash and cash equivalents                         243,794       (7,680)

Cash and cash equivalents - Beginning of period                              295,945       36,818
                                                                           ---------    ---------

Cash and cash equivalents - End of period                                  $ 539,739    $  29,138
                                                                           =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                           $  27,215    $  38,033
                                                                           =========    =========
   Income taxes paid                                                       $ 460,497    $     813
                                                                           =========    =========

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

     The consolidated financial statements for the three months ended March 31, 2003 and 2002 together with the balance sheet as of March 31, 2003 included herein have not been audited by Diamond's (together with Hyaid, the "Company") independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the periods presented herein have been made.

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Results of Operations (In Thousands)
------------------------------------


                                Three Months Ended March 31,
                               2003                      2002
                               ----                      ----
         Net Sales            $2,681                    $2,200
     Cost of Operations        1,792                     1,446
        Gross Profit             889                       754
    Selling, General and
  Administrative Expenses        495                       527

  Operating results before
Depreciation, interest, and
           taxes                 394                       227

Revenues from operations during the three months ended March 31, 2003 were $2.6 million, as compared to $2.2 million, for the three months ended March 31, 2002. The increases in sales were due to the expansion in certain clients programs and an increase in the level of correspondence business from various clients.

The gross profit margin over the three months ended March 31, 2003 decreased slightly by 1.1% over the same period last year primarily due to price increases of some of the direct expenses used in our operations.


The selling, general and administrative expenses decreased to $494,700 for the three months ended March 31, 2003 as compared to $526,600 for the three months ended March 31, 2002. This decrease is mostly a result of controlling the cost of repairs, maintenance and office supplies. The actual percentage of Selling, general and administrative expenses as compared to revenues has decreased from 24% in 2002, to18% in 2003.

Liquidity (In Thousands)
------------------------
                                                    Three Months Ended March 31,
                                                        2003                2002
                                                        ----                ----
Net Cash Provided by                                  $   201               $162
Operations
                                                        March 31,   December 31,
                                                             2003           2002
                                                             ----           ----
Working Capital                                               832            622

Net cash flows from operations increased from $162,000 during the three months ended March 31, 2002 to $201,000 during the three months ended March 31, 2003. This increase was primarily due to the flow through of operating profits as well as the timing of collections of receivables and payments of payables for the period.

The Company had a working capital surplus of $832,000 as of March 31, 2003 as compared to a working capital deficit of $622,000 as of December 31, 2002. The major improvement in the working capital resulted from the decrease in current liabilities which was made possible by the net income of the company in the first quarter of 2003.

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

Item 3. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange
      Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.


(b)   Changes in internal controls.

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 None



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.


                             DIAMOND INTERNATIONAL GROUP, INC.

Date:  May 14, 2003          By: /s/  Richard Levinson
                             -------------------------
                             Richard Levinson
                             Chairman and President

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

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 14, 2003

/s/ Richard Levinson
-------------------------
Richard Levinson
Chairman and President

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 14, 2003

/s/ Michael McQuillan
---------------------------
Michael McQuillan
Chief Financial Officer