Form 10QSB
period 2003-06-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2003-08-04
CIK 1106213

         U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 4, 2003: 5,762,056 shares of common stock outstanding, $0.0001 par value.

                              DIAMOND INTERNATIONAL
                                   GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
                Consolidated Balance Sheets                                   1
                Liabilities and Stockholders' Equity                          2
                Consolidated Statements of Income                             3
                Consolidated Statements of Stockholders' Equity               4
                Consolidated Statements of Cash Flows                         5
                Notes to Financial Statements                                 6
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

                        Diamond International Group, Inc.
                           Consolidated Balance Sheets


                                 ASSETS

                                            June 30,   December 31,
                                              2003          2002
                                         --------------------------
CURRENT ASSETS
   Cash and cash equivalents             $   116,721    $   295,945
   Accounts receivable                     1,706,455      3,129,595
   Prepaid expenses                          251,576         51,348
                                         -----------    -----------

            Total current assets           2,074,752      3,476,888
                                         -----------    -----------


FIXED ASSETS
   Furniture and fixtures                     91,266         91,266
   Machinery and equipment                 1,011,451        998,404
   Leasehold improvements                    873,352        873,352
   Delivery equipment                         10,404         10,404
   Equipment held under capital leases     1,307,399      1,307,399
                                         -----------    -----------
                                           3,293,872      3,280,825
    Less:  accumulated depreciation       (1,748,493)    (1,582,187)
                                         -----------    -----------

            Fixed assets, net              1,545,379      1,698,638
                                         -----------    -----------


OTHER ASSETS
   Goodwill                                   84,973         84,973
   Other non-current receivables             229,163              -
   Security deposits and other assets         43,065         66,573
                                         -----------    -----------

            Total other assets               357,201        151,546
                                         -----------    -----------

                Total assets             $ 3,977,332    $ 5,327,072
                                         ===========    ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,   December 31,
                                                                2003          2002
                                                             ----------    ----------
CURRENT LIABILITIES
   Line of credit                                           $   961,365  $  1,399,159
   Obligations under capital leases                             101,496       133,727
   Accounts payable                                             274,020       329,935
   Accrued expenses and taxes                                   385,010       966,802
   Deferred tax liability                                        25,621        25,621
                                                             ----------    ----------

            Total current liabilities                         1,747,512     2,855,244
                                                             ----------    ----------


LONG-TERM LIABILITIES
   Obligations under capital leases                              62,047       109,810
   Deferred tax liability                                       321,771       321,771
                                                             ----------    ----------

            Total long-term liabilities                         383,818       431,581
                                                             ----------    ----------

               Total liabilities                              2,131,330     3,286,825
                                                             ----------    ----------


STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value; 100,000,000

      shares authorized                                             576         2,880
   Additional paid-in capital                                 2,024,822     2,024,822
   Retained earnings (accumulated deficit)                     (101,456)       82,985

   Treasury stock                                                (7,500)            -
   Notes receivable from stock sales                            (70,440)      (70,440)
                                                             ----------    ----------

            Total stockholders' equity                        1,846,002     2,040,247
                                                             ----------    ----------

                Total liabilities and stockholders' equity  $ 3,977,332  $  5,327,072
                                                             ==========    ==========

                        Diamond International Group, Inc.
                        Consolidated Statements of Income

                                                         Three Months Ended June 30, Six Months Ended June 30,
                                                              2003         2002          2003          2002
                                                          -------------------------- --------------------------

Fulfillment income                                        $  2,031,285 $   2,785,808 $  4,711,958 $   4,985,707

Cost of operations                                           1,537,442     1,767,654    3,329,446     3,310,992
                                                            ----------    ----------   -----------   ----------

Gross profit                                                   493,843     1,018,154    1,382,512     1,674,715

Selling, general and administrative expenses                   452,599       463,031      947,365       891,990
                                                            ----------    ----------   -----------   ----------

Income before other expenses                                    41,244       555,123      435,147       782,725
                                                            ----------    ----------   -----------   ----------

Other expenses

   Write-off of uncollectible accounts receivible              500,000             -      500,000             -
    Interest expense                                            26,234        47,148       53,449        85,181
    Depreciation and amortization                               82,110       102,856      166,306       188,356
                                                            ----------    ----------   -----------   ----------

            Total other expenses                               608,344       150,004      719,755       273,537
                                                            ----------    ----------   -----------   ----------

Income (loss) before provision (benefit) for income taxes     (567,100)      405,119     (284,608)      509,188

Provision (benefit) for income taxes                          (215,175)      154,459      (97,863)      156,587
                                                            ----------    ----------   -----------   ----------

                Net income (loss)                         $   (351,925) $    250,660  $  (186,745) $    352,601
                                                            ==========    ==========   ===========   ==========

Basic and diluted net income (loss) per common share      $      (0.06) $       0.04  $     (0.03) $       0.06
                                                            ==========    ==========   ===========   ==========

Weighted average common shares used in computing
  net income (loss) per common share                         5,754,882     5,761,014    5,756,982     5,746,007
                                                            ==========    ==========   ===========   ==========

                        Diamond International Group, Inc.
                 Consolidated Statements of Stockholders' Equity



                                                                          Retained
                                                           Additional     Earnings                     Notes
                                             Common         Paid-in     (Accumulated    Treasury     Receivable
                                Shares        Stock         Capital        Deficit)       Stock   from Stock Sales      Total
                             -----------    -----------   ------------   ------------   --------- ----------------   -----------

Balance at January 1, 2003    28,805,071    $     2,880    $ 2,024,822   $    82,985    $       -   $ (70,440)      $ 2,040,247

Reverse stock split          (23,044,057)        (2,304)             -         2,304            -           -                 -

Purchase of treasury stock             -              -              -             -       (7,500)          -            (7,500)

Net loss                               -              -              -      (186,745)           -           -          (186,745)
                             -----------    -----------   ------------   ------------   ---------   -----------     -----------

Balance at June 30, 2003       5,761,014    $       576    $ 2,024,822   $  (101,456)   $  (7,500) $  (70,440)      $ 1,846,002
                             ===========    ===========   ===========    ============   =========   ===========     ===========


Balance at January 1, 2002    28,655,000    $     2,865    $ 2,016,737   $  (844,723)   $       -  $   (70,440)     $ 1,104,439

Issuance of common stock         150,071             15          8,085             -            -             -           8,100

Net income                             -              -              -       352,601            -             -         352,601
                             -----------    -----------   -----------    ------------   ---------   -----------     -----------
Balance at June 30, 2002      28,805,071    $     2,880    $ 2,024,822   $  (492,122)   $       -  $   (70,440)     $ 1,465,140
                             ===========    ===========   ===========    ============   =========   ===========     ===========


                        Diamond International Group, Inc.
                      Consolidated Statements of Cash Flows

                                                                   Six months ended June 30,
                                                                      2003           2002
                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                 $  (186,745)   $   352,601
                                                                  -----------    -----------

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
    Depreciation and amortization                                     166,306        188,356
    Changes in assets and liabilities:
      Accounts receivable                                           1,423,140       (739,865)
      Prepaid expenses                                               (200,228)       (48,620)
      Security deposits and other assets                               23,508         13,832
      Other non-current receivables                                  (229,163)             -
      Accounts payable                                                (55,915)       203,484
      Accrued expenses and taxes                                     (581,792)       131,537
                                                                  -----------    -----------
         Total adjustments                                            545,856       (251,276)
                                                                  -----------    -----------

            Net cash provided by operating activities                 359,111        101,325
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of machinery and equipment                               (13,047)      (127,709)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) borrowings on line of credit                     (437,794)        97,397
   Principal payments of capital lease obligations                    (79,994)       (92,595)

   Purchase of treasury stock                                          (7,500)             -
   Issuance of common stock                                                 -          8,100
   Loan proceeds from (payments to) stockholders                            -         70,000
                                                                  -----------    -----------

            Net cash (used in) provided by financing activities      (525,288)        82,902
                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents                 (179,224)        56,518

Cash and cash equivalents - Beginning of period                       295,945         36,818
                                                                  -----------    -----------

Cash and cash equivalents - End of period                         $   116,721    $    93,336
                                                                  ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                       53,449         47,148
                                                                  ===========    ===========
   Income taxes paid                                              $   607,652    $       798
                                                                  ===========    ===========
   New capital lease obligations                                  $         -    $     8,347
                                                                  ===========    ===========


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

     The consolidated financial statements for the three and six months ended June 30, 2003 and 2002 together with the balance sheet as of June 30, 2003 included herein have not been audited by Diamond's (together with Hyaid, the "Company") independent public accountants. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2003 and the results of operations and cash flows for the periods presented herein have been made.

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


NOTE 2 - REVERSE STOCK SPLIT

     In April 2003, the Board of Directors approved a 1-for-5 stock split of Diamond's outstanding shares of common stock. The reverse stock split became effective in May 2003. The par value of the common stock did not change. The computation of weighted average common shares and earnings per share for all periods presented have been adjusted to reflect this reverse stock split.


NOTE 3 - TREASURY STOCK

     Treasury stock is shown at cost and consists of 6,400 shares (post reverse split) of common stock.


NOTE 4 - UNCOLLECTIBLE ACCOUNTS RECEIVABLE

     In June 2003, the parent company of one of the Company's clients declared bankruptcy. In connection with this bankruptcy, the Company wrote off $500,000 of uncollectible accounts receivable.

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

Results of Operations (In Thousands)
------------------------------------

                                                                              Three Months Ended June 30,
                                                                             2003                    2002
                                                                             ----                     ----
Net Sales                                                                $      2,031              $    2,786
Cost of Operations                                                              1,537                   1,768
Gross Profit                                                                      494                   1,018
Selling, General and Administrative Expenses                                      453                     463
Operating results before Depreciation, interest,and taxes                          41                     555

                                                                                 Six Months Ended June 30,
                                                                               2003                    2002
                                                                               ----                    ----
Net Sales                                                                $     4,712               $   4,985
Cost of Operations                                                             3,330                   3,311
Gross Profit                                                                   1,382                   1,674
Selling, General and Administrative Expenses                                     947                     892
Operating results before Depreciation, interest, and taxes                       435                     782


Revenues from operations during the three and six months ended June 30, 2003 were $2,031 and $4,712, respectively, as compared to $2,786 and $4,985, respectively, for the three and six months ended June 30, 2002. The decreases in sales were due to suspending services for one client for failure to make timely payments. The client's parent company sold the client to a third party for whom the Company has resumed performing services.

The gross profit margin over the six months ended June 30, 2003 declined by 4.3% over the same period last year primarily due to the fixed portion of direct expenses being spread over a lower volume of fulfillment revenues.

Selling, general and administrative expenses increased to $947 for the six months ended June 30, 2003 as compared to $892 for the six months ended June 30, 2002, mostly a result of additional consulting and maintenance fees related to the Company's data processing applications. This increase is partially mitigated by decreases in office and other administrative expenses.

Liquidity (In Thousands)
------------------------

                                         Six Months Ended June 30,
                                         2003                2002
                                         ----               ----
Net Cash Provided by Operations       $   359            $    101


                                        June 30,          December 31,
                                         2003                2002
                                         ----                ----
Working Capital                          327                 622


Net cash flows from operations increased from $101 during the six months ended June 30, 2002 to $359 during the six months ended June 30, 2003. This increase was due to the substantial collections of receivables during the period offset by the timing of payments of expenses, primarily income taxes.

The Company had a working capital surplus of $327 as of June 30, 2003 as compared to a working capital surplus of $622 as of December 31, 2002. The decline in the working capital resulted from the net loss for the period as well as the reclassification of certain accounts receivable to non-current.

Future Outlook
--------------

The Company is aggressively looking for profitable companies to acquire as well as to joint venture and/or partner with all in the direct mail marketing sales and servicing industry. The businesses that the Company acquires, joint venture and/or partners with will be mainly in the area of product sales either in the direct mail, space, internet, infomercial and other large-scale consumer penetration mediums. This is the most natural fit, given the experiences of management in the success running of types of businesses and the proprietary software and systems developed to service these businesses. In addition, the Company is in the process of expanding its operations to include the licensing of its customer service software. Currently, the Company has a contract to license this software to a major credit and collections company and anticipates entering into additional contracts in the near future.

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



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       On April 21, 2003. a majority of
          Holders.                                           the shareholders of the Company
                                                            approved a 1-5
                                                            reverse split of the
                                                            Company's issued and
                                                            outstanding shares.
                                                            No shareholder
                                                            meeting was
                                                            undertaken for such
                                                            vote.


Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 4, 2003.


                             DIAMOND INTERNATIONAL GROUP, INC.

Date:  August 4, 2003        By: /s/  Richard Levinson
                             -------------------------
                             Richard Levinson
                             Chairman and President

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER AND
                              CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

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


Dated: August 4, 2003

/s/ Richard Levinson
-------------------------
Richard Levinson
President, Chief Executive Officer
and Chief Financial Officer