Form 10QSB
period 2003-09-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2003-11-14
CIK 1106213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                        Commission file number 000-29461

                        Diamond International Group, Inc.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         73-1556428
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                          405 Park Avenue - 15th Floor
                            New York, New York 10022
                    (Address of principal executive offices)

                                 (403) 261-8888
                           (Issuer's telephone number)

Neither name, address nor fiscal year has changed since last report (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at November 12, 2003 Common Stock, 76,361,014

INDEX

Part I  Financial Information
   Item 1. Financial Statements
   Item 2. Management's Discussion and Analysis
   Item 3. Controls and Procedures

Part II Other Information
   Item 1. Legal Proceedings
   Item 2. Changes in Securities
   Item 3. Defaults Upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K
   Signature

ITEM 1 FINANCIAL STATEMENTS

Description                                                            Page No.

Financial Statements

Consolidated Balance Sheets...........................................    3
Liabilities and Stockholders' Equity .................................    4
Consolidated Statements of Income.....................................    5
Consolidated Statements of Stockholders' Equity.......................    6
Consolidated Statements of Cash Flows.................................    7

Notes to Consolidated Financial Statements............................    8

                        Diamond International Group, Inc.
                           Consolidated Balance Sheets

                                     ASSETS

                                                September 30,       December 31,
                                                     2003               2002
                                                ------------        -----------

CURRENT ASSETS
   Cash and cash equivalents                     $   188,801        $   295,945
   Accounts receivable                             1,540,403          3,129,595
   Prepaid expenses                                  380,623             51,348
                                                 -----------        -----------

            Total current assets                   2,109,827          3,476,888
                                                 -----------        -----------

FIXED ASSETS
   Furniture and fixtures                             92,467             91,266
   Machinery and equipment                         1,018,132            998,404
   Leasehold improvements                            873,352            873,352
   Delivery equipment                                 10,404             10,404
   Equipment held under capital leases             1,307,399          1,307,399
                                                 -----------        -----------
                                                   3,301,754          3,280,825
    Less:  accumulated depreciation               (1,833,993)        (1,582,187)
                                                 -----------        -----------

            Fixed assets, net                      1,467,761          1,698,638
                                                 -----------        -----------

OTHER ASSETS
   Goodwill                                           84,973             84,973
   Other non-current receivables                     166,664                 --
   Security deposits and other assets                 43,065             66,573
                                                 -----------        -----------

            Total other assets                       294,702            151,546
                                                 -----------        -----------

                Total assets                     $ 3,872,290        $ 5,327,072
                                                 ===========        ===========

See notes to financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30,      December 31,
                                                                   2003              2002
                                                               ------------       -----------
CURRENT LIABILITIES
   Line of credit                                               $   736,084       $ 1,399,159
   Loan payable                                                     116,167                --
   Obligations under capital leases                                  98,564           133,727
   Accounts payable                                                 193,389           329,935
   Accrued expenses and taxes                                       466,984           966,802
   Deferred tax liability                                            25,621            25,621
                                                                -----------       -----------

            Total current liabilities                             1,636,809         2,855,244
                                                                -----------       -----------

LONG-TERM LIABILITIES
   Loan payable                                                     233,833                --
   Obligations under capital leases                                  33,675           109,810
   Deferred tax liability                                           321,771           321,771
                                                                -----------       -----------

            Total long-term liabilities                             589,279           431,581
                                                                -----------       -----------

               Total liabilities                                  2,226,088         3,286,825
                                                                -----------       -----------

STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value; 100,000,000
      shares authorized                                                 576             2,880
   Additional paid-in capital                                     2,024,822         2,024,822
   Retained earnings (accumulated deficit)                         (301,256)           82,985
   Treasury stock                                                    (7,500)               --
   Notes receivable from stock sales                                (70,440)          (70,440)
                                                                -----------       -----------

            Total stockholders' equity                            1,646,202         2,040,247
                                                                -----------       -----------

                Total liabilities and stockholders' equity      $ 3,872,290       $ 5,327,072
                                                                ===========       ===========

See notes to financial statements.

                  Diamond International Group, Inc.
                  Consolidated Statements of Income

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,              September 30,
                                                           2003          2002          2003          2002
                                                       -----------    ----------   -----------    ----------
Fulfillment income                                     $ 1,633,862    $3,535,585   $ 6,345,819    $8,521,292

Cost of operations                                       1,338,917     1,992,192     4,668,363     5,302,387
                                                       -----------    ----------   -----------    ----------

Gross profit                                               294,945     1,543,393     1,677,456     3,218,905

Selling, general and administrative expenses               436,763       552,217     1,384,128     1,446,334
                                                       -----------    ----------   -----------    ----------

Income (loss) before other expenses                       (141,818)      991,176       293,328     1,772,571
                                                       -----------    ----------   -----------    ----------

Other expenses
   Write-off of uncollectible accounts receivable           26,752            --       526,752            --
    Interest expense                                        24,983        83,559        78,431       168,740
    Depreciation and amortization                           85,500       110,500       251,806       298,856
                                                       -----------    ----------   -----------    ----------

            Total other expenses                           137,235       194,059       856,989       467,596
                                                       -----------    ----------   -----------    ----------

Income (loss) before provision for income taxes           (279,053)      797,117      (563,661)    1,304,975

Provision (benefit) for income taxes                       (79,253)      297,128      (177,116)      452,385
                                                       -----------    ----------   -----------    ----------

                Net income (loss)                      $  (199,800)   $  499,989   $  (386,545)   $  852,590
                                                       ===========    ==========   ===========    ==========

Basic and diluted net income (loss) per common share   $     (0.03)   $     0.09   $     (0.07)   $     0.15
                                                       ===========    ==========   ===========    ==========

Weighted average common shares used in computing
  net income (loss) per common share                     5,754,594     5,761,014     5,756,186     5,751,009
                                                       ===========    ==========   ===========    ==========

See notes to financial statements.

                        Diamond International Group, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                                                                        Notes
                                                          Additional  Retained Earnings              Receivable
                                                Common     Paid-in      (Accumulated     Treasury       from
                                   Shares       Stock      Capital        Deficit)         Stock     Stock Sales      Total
                                -----------    -------    ----------      ---------      ---------   -----------   -----------
Balance at January 1, 2003       28,805,071    $ 2,880    $2,024,822      $  82,985      $      --     $(70,440)   $ 2,040,247

Reverse stock split             (23,044,057)    (2,304)           --          2,304             --           --             --

Purchase of treasury stock               --         --            --             --         (7,500)          --         (7,500)

Net loss                                 --         --            --       (386,545)            --           --       (386,545)
                                -----------    -------    ----------      ---------      ---------     --------    -----------

Balance at September 30, 2003     5,761,014    $   576    $2,024,822      $(301,256)     $  (7,500)    $(70,440)   $ 1,646,202
                                ===========    =======    ==========      =========      =========     ========    ===========

Balance at January 1, 2002       28,655,000    $ 2,865    $2,016,737      $(844,723)     $      --      (70,440)   $ 1,104,439

Issuance of common stock            150,071         15         8,085             --             --           --          8,100

Net income                               --         --            --        852,590             --           --        852,590
                                -----------    -------    ----------      ---------      ---------     --------    -----------

Balance at September 30, 2002    28,805,071    $ 2,880    $2,024,822      $   7,867      $      --     $(70,440)   $ 1,965,129
                                ===========    =======    ==========      =========      =========     ========    ===========

See notes to financial statements.

                       Diamond International Group, Inc.
                     Consolidated Statements of Cash Flows

                                                                Nine months ended
                                                                  September 30,
                                                               2003           2002
                                                            -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $  (386,545)   $ 852,590
                                                            -----------    ---------

   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Provision for doubtful accounts                               --       18,526
       Depreciation and amortization                            251,806      298,856
       Changes in assets and liabilities:
         Accounts receivable                                  1,589,192     (870,131)
         Prepaid expenses                                      (329,275)     (50,146)
         Security deposits and other assets                      23,508       13,016
         Other non-current receivables                         (166,664)          --
         Accounts payable                                      (136,546)     148,393
         Accrued expenses and taxes                            (499,818)     527,091
                                                            -----------    ---------
            Total adjustments                                   732,203       85,605
                                                            -----------    ---------

            Net cash provided by operating activities           345,658      938,195
                                                            -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of machinery and equipment                         (20,929)    (174,645)
                                                            -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net principal payments of line of credit                    (663,075)    (477,361)
   Principal payments of capital lease obligations             (111,298)    (120,646)
   Proceeds from loan payable                                   350,000           --
   Issuance of common stock                                          --        8,100
   Purchase of treasury stock                                    (7,500)          --
   Loan proceeds from (payments to) stockholders                     --       70,000
                                                            -----------    ---------

            Net cash used in financing activities              (431,873)    (519,907)
                                                            -----------    ---------

Net (decrease) increase in cash and cash equivalents           (107,144)     243,643

Cash and cash equivalents - Beginning of period                 295,945       36,818
                                                            -----------    ---------

Cash and cash equivalents - End of period                   $   188,801    $ 280,461
                                                            ===========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                            $    78,431    $ 168,740
                                                            ===========    =========
   State income tax paid                                    $   607,652    $   4,873
                                                            ===========    =========
   New capital lease obligations                            $        --    $   8,347
                                                            ===========    =========

See notes to financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations (In Thousands)

                                                             Three Months Ended
                                                                September 30,
                                                             2003         2002
                                                            -------       ------
Net Sales                                                   $ 1,633       $3,535
Cost of Operations                                            1,339        1,992
Gross Profit                                                    294        1,543
Selling, General and Administrative Expenses                    436          552
Operating results before write-off
 of uncollectible accounts receivable,
 depreciation and amortization,
 interest, and taxes                                           (142)         991

                                                              Nine Months Ended
                                                                September 30,
                                                              2003         2002
                                                             ------       ------
Net Sales                                                    $6,345       $8,521
Cost of Operations                                            4,668        5,302
Gross Profit                                                  1,677        3,219
Selling, General and Administrative Expenses                  1,384        1,446
Operating results before write-off of
 uncollectible accounts receivable,
 depreciation and amortization,
 interest,and taxes                                             293        1,772

Revenues from operations during the three and nine months ended September 30, 2003 were $1,633 and $6,345, respectively, as compared to $3,535 and $8,521, respectively, for the three and nine months ended September 30, 2002. The decreases in sales were due to suspending services for one client for failure to make timely payments. The client's parent company sold the client to a third party for whom the Company has resumed performing services, however the volume of these services has declined compared to the prior year's volume.

The gross profit margin over the nine months ended September 30, 2003 declined by 11.3% over the same period last year primarily due to the fixed portion of direct expenses being spread over a lower volume of fulfillment revenues.

Selling, general and administrative expenses decreased to $1,384 for the nine months ended September 30, 2003 as compared to $1,446 for the nine months ended September 30, 2002, mostly a result of a decline in commissions, maintenance and office expense. This decrease is partially offset by increases in advertising and other consulting expenses.

Liquidity (In Thousands)

                                                             Nine Months Ended
                                                              September 30,
                                                             2003         2002
                                                           --------     --------
Net Cash Provided by Operations                            $    346     $    938

                                                  September 30,     December 31,
                                                      2003              2002
                                                      ----              ----
Working Capital                                        473               622

Net cash flows from operations decreased from $938 during the nine months ended September 30, 2002 to $346 during the nine months ended September 30, 2003. This decrease was due to the decline in income (loss) from operations and the timing of payments of expenses, primarily income taxes. The decline was partially offset by substantial collections of receivables during the period.

The Company had a working capital surplus of $473 as of September 30, 2003 as compared to a working capital surplus of $622 as of December 31, 2002. The decline in the working capital resulted from the net loss for the period as well as the reclassification of certain accounts receivable to non-current. This decline was partially offset by the reclassification of $234 of the line of credit to the non-current portion of a term-loan payable.

Future Outlook

The Company is aggressively looking for profitable companies to acquire as well as to joint venture and/or partner with.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2001. The adoption of this statement did not have a material impact on its financial statements.

In August 2001, The FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets, " which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and was adopted February 1, 2002. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The adoption of this statement did not have a material impact on its financial statements.

In May 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April 2002." This statement rescinds previously issued pronouncements relating to reporting gains and losses from extinguishments of debt to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, amends the pronouncement on accounting for leases, and also amends various other pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that this statement will have a material impact on its financial statements.

In June 2002, the FASB issued Statement No 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

ITEM 3 CONTROLS AND PROCEDURES

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

                                     PART II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIAMOND INTERNATIONAL GROUP, INC.

                                        /s/ L.B. (Brad) Clarke
                                        ----------------------------------------
                                        Name:  L.B. (Brad) Clarke
                                        Title: President, Chief Financial
                                               Officer and Chairman of the Board
                                        Date:  November 13, 2003

                           CERTIFICATION OF PRESIDENT
                         AND PRINCIPAL FINANCIAL OFFICER

I, L. B. (Brad) Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond International Group, Inc.;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2003

                                        /s/ L.B. (Brad) Clarke
                                        ----------------------------------------
                                        Name:  L. B. (Brad) Clarke
                                        Title: President, Chief Financial
                                               Officer and Chief Financial
                                               Officer