Form 10QSB/A
period 2003-09-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2003-12-04
CIK 1106213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                  FORM 10-QSB/A

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

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Organetix, Inc. (the "Company") on Form 10-QSB/A for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L.B. (Brad) Clarke, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

L.B. (Brad) Clarke
---------------------------
Name: L.B. (Brad) Clarke
Title: Chief Executive Officer and President
Date: December 3, 2003