Form 10KSB
period 2003-12-31
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2004-04-14
CIK 1106213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003                     Commission File
                                                                Number 000-29462

                                ORGANETIX, INC.
                 (Name of small business issuer in its charter)

    Delaware                                                     73-1556428
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             603 - 7th Avenue S.W., Calgary, Alberta, Canada T2P 2T5
               (Address of principal executive offices) (Zip Code)
                    Issuer's telephone number: (403) 261-8888
         Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
Title of Each Class                                         on Which Registered
     NONE                                                           NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 13, 2004 was approximately $4,854,030 based on 11,839,098 shares of common stock. The number of shares of Common Stock of the registrant outstanding on April 13, 2004 was 81,359,098.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Prior to November 7, 2003, we were in the direct mail business and were named Diamond International Group, Inc. ("Diamond"). However, on such date, pursuant to a Share Exchange Agreement between Diamond and Organetix, Inc. and all of the shareholders of Organetix, Inc. ("Exchange Agreement"), Diamond acquired all of the shares of Organetix, Inc. from its shareholders in consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix, Inc. shareholders (this transaction is referred to herein as the "Exchange"). Pursuant to the Exchange Agreement: (i) Organetix, Inc. became a wholly-owned subsidiary of Diamond; (ii) Diamond divested itself of all of its pre-Exchange assets to the pre-Exchange shareholders; (iii) Diamond changed its name to Organetix, Inc.; (iv) Diamond changed its symbol to "OGTX"; and (v) Sylvio Martini resigned as the sole director and officer of the Company and L.B. (Brad) Clarke was appointed to the Board of Directors and named as President, Chief Executive Officer and Chief Financial Officer of Diamond. The present company shall be referred to as Organetix or the Company.

The Exchange was approved by the unanimous consent of the Board of Directors of both companies on October 31, 2003.

Organetix is a biotechnology company that has the exclusive worldwide license for the formula of a proprietary medical discovery relating to the liver. Organetix will patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical. This liver product has been used specifically to treat patients with Hepatitis C. Limited research shows it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus. Therefore, this product may be useful for treating all liver disorders including cirrhosis and may someday eliminate most liver transplants. Much like insulin being used for diabetes, this proprietary liver product does not cure Hepatitis C but has the capability of regenerating the liver.

Management, together with research and medical advisors are reporting that the formula, in the limited tests conducted to date eliminates most of the symptoms of Hepatitis C quickly and effectively without any known side effects. The liver product will directly compete in a billion dollar market that currently exists around the world. Additional testing will be ongoing. Analog products will also be evaluated.

Organetix will specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a unique history of medicinal use. We feel that Nutraceuticals and Bioceuticals are the foundations for the new and exciting drugs to be discovered in the 21st Century.

The following describes the Company's immediate priorities:

1. Register patents and research synthesis of the existing nutraceuticals and bioceuticals from the licensed liver product;

2. Complete a larger clinical study of Hepatitis C patients suffering from severe symptoms and late stages of liver disease;

3. Sub-license, market and distribute the licensed liver products with strategic partners;

4. Develop new nutraceuticals and bioceuticals from the licensed liver product.

Alliances & Collaborations

The following sets forth alliances and collaborations which we have established to further our goals:

1. Dr. Eloy Rodriguez of Cornell University and the University of Miami will assist in the research and phytochemistry of the liver product. Further collaboration could result in the Company's use of research facilities in the Dominican Republic, the Amazon, Miami and in New York.

2. Dr. Brad Thompson, President and Dr. Matt Coffey, Vice President of Oncolytics Biotech Inc. (a publicly held Canadian company), both PhD's, have agreed to assist with the research and patent process and all subsequent drug and/or nutraceutical registration steps.

3. Organetix has also had discussions relating to future clinical testing with Dr. Erminia M. Guarneri, F.A.C.C., Medical Director of Scripps Center for Integrative Medicine in La Jolla California.

4. Dr. Howard Rosenfeld who presently has an active Internal Medicine private practice in New York has agreed to join Organetix as a Medical Advisor. Over the past ten years he has been a consultant and advisor to numerous private and public companies. Dr. Rosenfeld has a post-doctorate degree from Columbia University. He has been a Clinical Instructor at Methodist Hospital, an affiliate of Mt. Sinai Hospital, New York. Over the past fifteen years, Dr. Rosenfeld has been treating patients suffering from Hepatitis C and other liver ailments.

The Sales and Marketing for The Liver Product

Our sales and marketing strategy is to immediately start selling the Liver Product as soon as the patents are filed. We plan to be selling no later than twelve months after our patents are filed. Strategic alliances and sub-licensing will allow us to distribute larger volumes.

Because Hepatitis C is experiencing epidemic proportions, we plan to use the multi-media already available. There are Hepatitis C patients, web sites, organizations and liver specialists all over the world very well connected by e-mail and newsletters. The news media will also be used to expand the information knowledge base of our products. Word of mouth alone will be powerful and worldwide.

The database of doctors and patients available today will allow us an inexpensive way of communicating our solution. Foundations around the world may be interested in providing our product to less fortunate children and adults who cannot afford to purchase our liver product.

Patent Protection

Patent protection will make our product proprietary and will protect our shareholders, offering a secure position for sub-licensing and selling around the world. Management is currently engaged in discussions with research professionals for purposes of providing scientific DNA fingerprinting, active ingredient identification, HPLC testing and patent protection.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's main facility is located at Suite 200, Manulife House, 603 - 7th Avenue S.W., Calgary, Alberta T2P 2T5. This facility is rented on a month to month basis by the Company. The Company is also sharing space at no cost to the Company on a month to month basis with Rubin, Bailin, Ortoli LLP, located at the 15th floor of 405 Park Avenue, New York, New York 10022. This facility is approximately 200 square feet. The Company is also renting on a month to month basis a facility located in the District of Chaclalayo, near Lima, Peru. This facility is approximately 700 square meters and is used for manufacturing, research, bulk packaging and storage. The Company is also renting on an annual basis a small business office located in Mira Flores, Lima, Peru. This facility is approximately 70 square meters.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1) On December 17, 2003, the majority shareholder approved a forward split of the Company's Common Stock on a 11-10 basis. The action was taken in lieu of a formal meeting.

2) On January 2, 2004, the majority shareholder elected two persons, neither of whom are officers or directors of the Company to the Company's compensation committee. The action was taken in lieu of a formal meeting.

3) On January 2, 2004, the majority shareholder approved the adoption of the 2004 Omnibus Stock Option Plan. The action was taken in lieu of a formal meeting.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol OGTX. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2001 through April 13, 2004. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

                                      High Close        Low Close

        2001

        First Quarter                    1.09              0.31
        Second Quarter                   0.58              0.24
        Third Quarter                    0.30              0.11
        Fourth Quarter                   0.23              0.09

        2002

        First Quarter                    0.16              0.04
        Second Quarter                   0.19              0.04
        Third Quarter                    0.18              0.06
        Fourth Quarter                   0.25              0.10

        2003

        First Quarter                    0.30              0.17
        Second Quarter                   1.20              0.30
        Third Quarter                    0.50              0.25
        Fourth Quarter                   1.40              0.24

        2004

        First Quarter (through
        April 13th)                      0.90              0.37

(b) The approximate number of holders of the Common Stock of the Company as of April 13, 2004 was 1,500.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2003. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares were available for issuance under any equity compensation plan at December 31, 2003. However, on January 2, 2004, the Company issued a total of 5,950,000 options to purchase that number of shares of Common Stock to consultants, advisors and management of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

RESULTS OF OPERATIONS

We are currently in the development stage and have generated no revenues to date. Our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest in the A4+L compound.

We have financed our operations to date through the sale of our securities and affiliates of our shareholders have provided administrative services for which we have been billed.

Operating costs for the period from inception to December 31, 2003 aggregated $394,682. This includes costs incurred in research and development of $119,226, operating expenses for our research facility in Peru of $43,260 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $124,969.

As a result of the above we realized a loss of $394,682 or $.01 per share.

As of December 31, 2003 the Company had completed a reverse takeover of Diamond International Group Inc., changed its name to Organetix, Inc., changed its OTC-BB symbol to OGTX and began a new harvest of materials necessary to begin formulating new bulk inventories of the A4+L liver product in 2004.

The Company is planning to purchase D & O insurance in the second quarter of 2004 at which time the Company will announce its new management team and additional members of the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

From inception through December 31, 2003, net cash used to fund operating activities totaled approximately $190,000, net cash utilized by investing activities totaled $150,000 and net cash provided by financing activities totaled $526,000.

Net cash used in operating activities for the period from inception to December 31, 2003 was $189,525. The Company has not generated revenues and has financed its operations to date through the sale of securities and has received $525,760 from such sales. The Company also paid $150,000 towards its license for the A4+L compound. As a result, cash on hand was $186,235 as of December 31, 2003.

The Company is presently seeking to raise between $2 to $5 million in order to fund research, phytochemistry, clinical studies, patents, manufacturing, marketing and to fund the Company's exclusive option to purchase the intellectual property for the A4+L liver product. Current discussions are ongoing with a number of potential funding sources and we hope to have a definitive funding agreement in place within the next 30 days.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard had no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements became effective immediately.

ITEM 7. FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                           A DEVELOPMENT STAGE COMPANY

                                      INDEX

                                                                                               PAGE(S)
Independent Auditors' Report                                                                   F - 2
Financial Statements:
  Balance Sheet as of December 31, 2003                                                        F - 3
  Statement of Operations for the Period from Inception (May 28, 2003) to December 31, 2003    F - 4
  Statement of Shareholders' Equity for the Period from Inception (May 28, 2003) to
    December 31, 2003                                                                          F - 5
  Statement of Cash Flows for the Period from Inception (May 28, 2003) to December 31, 2003    F - 6

Notes to Financial Statements                                                                  F - 7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Organetix, Inc.
New York, New York

We have audited the accompanying balance sheet of Organetix, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, shareholders' equity and cash flows for the period from inception (May 28, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Organetix, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ LAZAR, LEVINE & FELIX LLP
                                        ----------------------------------------
                                        LAZAR LEVINE & FELIX LLP

New York, New York
March 27, 2004

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                   - ASSETS -
CURRENT ASSETS:
    Cash                                                                 $   186,235
    Raw material inventory                                                    15,000
    Prepaid expenses                                                          10,000
                                                                         -----------

TOTAL CURRENT ASSETS                                                                    $   211,235

OTHER ASSETS:

    License agreement - net of accumulated amortization                                   2,146,250
                                                                                        -----------
                                                                                        $ 2,357,485
                                                                                        ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                               $    11,490
    Due to affiliate                                                                         52,656
    Due to shareholders                                                                     122,261
                                                                                        -----------
TOTAL CURRENT LIABILITIES                                                                   186,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

    Common stock, $.0001 par value; 100,000,000 shares authorized;
       76,362,056 shares issued and outstanding                          $     7,636
    Additional paid-in capital                                             2,564,364
    Subscription receivable                                                   (6,240)
    Deficit accumulated during the development stage                        (394,682)     2,171,078
                                                                         -----------    -----------
                                                                                        $ 2,357,485
                                                                                        ===========


                            See accompanying notes.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                  FOR THE PERIOD FROM INCEPTION (MAY 28, 2003)
                              TO DECEMBER 31, 2003

REVENUES                                                              $         --

COSTS AND EXPENSES:

    Operating expenses - research facility                 $ 43,260
    Research and development expenses                       119,226
    Consulting fees                                          64,528
    Professional fees                                        60,441
    Travel and accommodations                                22,817
    Telephone                                                 9,807
    Insurance                                                 4,603
    Rent                                                      5,538
    Shipping expense                                          1,720
    Office and other expense                                 18,992
    Amortization expense                                     43,750        394,682
                                                           --------   ------------
NET LOSS                                                              $   (394,682)
                                                                      ============
LOSS PER SHARE:

    Basic and diluted                                                 $       (.01)
                                                                      ============
    Weighted average number of common shares outstanding                45,200,028
                                                                      ============

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (MAY 28, 2003)
                              TO DECEMBER 31, 2003

                                                                                                          Deficit
                                                                                                        Accumulated
                                                    Common Shares         Additional                    During the
                                                --------------------       Paid-in       Subscription   Development    Shareholders'
                                                Number        Amount       Capital        Receivable       Stage          Equity
                                                ------        ------       -------        ----------       -----          ------
At inception                                   12,362,056   $     1,236   $   298,764    $        --    $        --    $   300,000

Issuance at inception to founders               7,200,000           720        71,280         (6,240)            --         65,760

Issuance pursuant to private placement            640,000            64       159,936             --             --        160,000

Assignment of license agreement                 8,160,000           816     2,039,184             --             --      2,040,000

Additional shares issued pursuant to merger    48,000,000         4,800        (4,800)            --             --             --

Net  loss  for  period  from  inception  to
  December 31, 2003                                    --            --            --             --       (394,682)      (394,682)
                                               ----------   -----------   -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2003                   76,362,056   $     7,636   $ 2,564,364    $    (6,240)   $  (394,682)   $ 2,171,078
                                               ==========   ===========   ===========    ===========    ===========    ===========

                            See accompanying notes.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM INCEPTION (MAY 28, 2003)
                              TO DECEMBER 31, 2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                       $(394,682)

  Adjustment to reconcile net loss to net cash utilized by operating activities:

    Amortization                                                                      43,750

  Changes in assets and liabilities:
    Raw material inventory                                                           (15,000)
    Prepaid expenses                                                                 (10,000)
    Accounts payable and accrued expenses                                             11,490
    Due to affiliates                                                                 52,656
    Due to shareholders                                                              122,261
                                                                                   ---------
       NET CASH UTILIZED BY OPERATING ACTIVITIES                                    (189,525)

CASH FLOWS FROM INVESTING ACTIVITIES

    Payment regarding license                                                       (150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock to founders                            $     65,760
    Proceeds from private placement of common stock                      160,000
    Cash received in merger                                              300,000
       NET CASH PROVIDED BY FINANCING ACTIVITIES                    ------------     525,760
                                                                                   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          $ 186,235
                                                                                   =========

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS:

      Organetix, Inc. ("the Company" or "Organetix"), a Delaware Corporation, was incorporated on May 28, 2003.

      The Company is a biotechnology company that has the exclusive worldwide license (see Note 5) for the formula of a proprietary medical discovery relating to the liver. Organetix intends to patent, research, develop, produce and sell this proprietary liver product initially as a nutra-ceutical/herbal supplement, referred to as "A4+L Compound". This liver product has been used specifically to treat patients with Hepatitis
      C. Organetix intends to also specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a distinctive history of medicinal use.

      On November 7, 2003 (the "Effective Date"), pursuant to a Share Exchange Agreement ("Agreement") between Diamond International Group, Inc. ("Diamond"), a Delaware corporation and Organetix, Inc. ("Organetix"), a Delaware corporation and all of the shareholders of Organetix, Diamond acquired all of the shares of Organetix as consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix shareholders. As a result of this Agreement, Diamond International Group, Inc. (the legal acquirer) received 100% of the issued and outstanding common stock of Organetix, Inc. in exchange for 64,000,000 shares of common stock of Diamond. Pursuant to the Agreement, Organetix became a wholly owned subsidiary of Diamond which entity filed a Certificate of Amendment with the State of Delaware changing its name to Organetix, Inc. This reverse merger transaction was treated retroactively as a recapitalization with Organetix, Inc. being treated as the accounting acquirer.

      The Company has been devoting its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

      (A)   USE OF ESTIMATES:

            In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

      (B)   STATEMENTS OF CASH FLOWS:

            For purposes of the statement of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (C)   AMORTIZATION - LICENSE AGREEMENT:

            The cost of the license (see Note 5) is being amortized on the straight-line method over its contractual life of 40 years. As of December 31, 2003, the Company believes that the carrying value of this license is fully recoverable.

      (D)   LOSS PER SHARE:

            Basic and diluted earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period.

      (E)   RECENT ACCOUNTING PRONOUNCEMENTS:

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard had no impact on the Company's financial statements.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements became effective immediately.

NOTE 3 - RAW MATERIAL INVENTORY:

            As of December 31, 2003, the Company had expended $15,000 in raw materials purchased for production of its nutra-ceutical supplement. The Company did not commence production until 2004.

NOTE 4 - DUE TO AFFILIATE/SHAREHOLDERS:

            The Company is indebted to certain of its shareholders and an affiliate, Amma Corporation, for expenses (administrative and managerial costs) incurred in connection with the Company's operations from inception. These amounts are non-interest bearing and are payable on demand.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 5 - ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS:

      (A)   LICENSE AGREEMENT:

            On July 15, 2003, Amma Corporation ("Amma"), a privately held entity domiciled in Alberta, Canada, assigned all of its right, title and interest in and to the A4+L compound as defined in a License Agreement, dated June 5, 2003, between Amma and Dr. Jose Cabanillas Coral, a Canadian resident and citizen of Peru, in exchange for 8,160,000 shares of Company common stock.

            The A4+L compound (the "technology"), is a multiple plant formulation used for the relief of certain medical symptoms associated with Hepatitis C.This license grants the Company the exclusive right to use and sublicense the technology, and any improvements, and to research, manufacture, distribute and sell products throughout the world excluding Peru.

            This 40-year license also requires that the Company pay a royalty equal to 3% of gross sales and sublicensing revenues to Dr. Coral.

      (B)   CONSULTING AGREEMENT:

            Concurrently with the assignment of the license agreement described above, Amma also assigned its consulting agreement, dated June 1, 2001, with Dr. Coral to the Company.

            This agreement, which expires on June 1, 2006, requires that Dr. Coral provide general and research duties as requested, in exchange for a monthly fee of $12,000.

NOTE 6 - STOCKHOLDERS' EQUITY:

            The Company has authorized 100 million shares of common stock, par value $.0001 per share.

            In May 2003, the Company issued 7,200,000 shares of common stock to its founders, at a per share price of $.01, for aggregate proceeds of $72,000 of which $6,240 had not been received as of December 31, 2003.

            In June 2003, the Company began offering its common stock in a private offering of such securities and, has generated proceeds of $160,000, for the sale of 640,000 shares of its common stock at a per share price of $.25.

            In July 2003, the Company issued 8,160,000 shares of its common stock in connection with the assignment of a license agreement (see
            Note 5). These shares were deemed to have a fair value of $.25 per share at the time of issuance.

            In November 2003, the Company issued 48 million shares pursuant to a share exchange agreement (see Note 1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Through the September 30, 2003 reporting period, our accountants were Weisberg, Mole, Krantz & Goldfarb LLP independent certified public accountants. However, recently we changed accountants to Lazar, Levine & Felix LLP also independent certified public accountants. At no time has there been any disagreement with either such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

Mr. Clarke is the sole officer and director of the Company. The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:

        Name                        Age   Positions and Offices With The Company
        -------                    -----  --------------------------------------
        L. B. (Brad) Clarke          48   Chairman; Chief Executive Officer;
                                          President; Chief Financial Officer;
                                            and Secretary

The following is a biographical summary of the directors and officers of the
Company:

L.B. (BRAD) CLARKE, 48, has been President, Chief Executive Officer, Chief Financial Officer and Director of the Company since November 7, 2003. Brad Clarke has over 28 years of business experience. For 23 of these years he has been providing management consulting internationally. His experience ranges from being on project management teams of mega projects to being the president of a successful accounting and management consulting practice.

Mr. Clarke has assisted numerous firms and individuals in managing their affairs. His domestic and international experience, industry contacts, finance, negotiating and management skills have been proven by meeting and accomplishing the short and long-term goals. Mr. Clarke specializes in project management; accounting; joint venture and internal auditing; personnel; production, revenue, and royalty consulting; software systems; management consulting; joint venture management and project construction.

Some major clients include Marathon Canada Limited, Conoco Canada Resources Limited, Total Petroleum Canada Ltd., Goldman Sachs (J. Aron Resources Ltd.), Signalta Resources Ltd., Shell Canada Ltd., Harvard International Group, and Esso Resources Canada Ltd. (Exxon). His experience in making appropriate recommendations and decisions is demonstrated through the success of his consulting practice.

Mr. Clarke has also been directly involved in the complementary and integrated medicine industry for the past 11 years. He is a devoted student of Qi Gong, Traditional Chinese Medicine and herbology. He is also currently the Director and an instructor of Qi Gong at the Calgary Qi Gong Centre. One of his key areas of focus is teaching and informing children through the elderly of simple self help, preventative medicine practices and therapies that can significantly reduce anger, negative stress and improve their immune system and foster happiness.

Mr. Clarke also teaches Joint Venture Agreements, Accounting and Auditing courses that he authored and which are sponsored by the PJVA and CAPPA through SAIT, Mount Royal College and private seminars. He was a director and treasurer of the Petroleum Joint Venture Association (PJVA) for three years. He has spoken at Insight Conferences and has chaired one Insight Conference.

Mr. Clarke is President of a company that established harvesting, manufacturing, production and packaging of medicinal plant products internationally.

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

As the Board of Directors only has one director and the Company one employee, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

                      COMPLIANCE WITH SECTION 16(A) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that Amma Corporation is the only executive officer, director and greater than ten percent (10%) beneficial owner of the Company. The Company believes that Amma Corporation complied with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2003. As the operating company (Organetix, Inc. prior to the share exchange with Diamond International Group, Inc.) was formed in 2003, only one year of compensation is available.

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2003 to the Company's sole Director and Executive
Officer:

Summary Compensation Table

                                                    LONG-TERM
                                                  COMPENSATION
                                                     AWARDS
                                               -----------------
                                                      SECURITIES
                                                      UNDERLYING
                                                       OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR  SALARY  BONUS    /SARS      COMPENSATION
---------------------------      ----  ------  -----    -----      ------------

L. B. (Brad) Clarke -            2003    $0      0    600,000(1)         0
Chairman, Chief Executive
Officer, President, Chief
Financial Officer and Secretary

(1) Options granted January 2, 2004. Includes 100,000 options granted to Mr. Clarke's wife and 100,000 options granted to Joint Venture Management, Inc., a company in which Mr. Clarke and his wife collectively own approximately 37%.

DIRECTORS' COMPENSATION

During the fiscal year ended December 31, 2003 no fees were paid to our Director.

EMPLOYMENT CONTRACTS

On January 2, 2004, the Company entered into an Employment Agreement with Mr. L.
B. (Brad) Clarke as a "senior executive" (the "Employment Agreement"). The Employment Agreement is for a 3 year term for with annual salaries of $120,000 for 2004, $180,000 for 2005 and $240,000 for 2006. Other remuneration under the Employment Agreement is a $700 per month automobile allowance and 30 days paid vacation. The Employment Agreement may be terminated for "cause".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at April 13, 2004, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group. Other than Mr. Clarke, each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Title of Class       Name of Beneficial Owner     Shares of Common Stock       Percent of Class
--------------       ------------------------     ----------------------       ----------------
Common               Stanley Druckenmiller               4,400,000                   5.4%

Common               Amma Corporation                   46,200,000                  56.9%

Common               Dr. Jose Cabanillas                 4,400,000                   5.4%

Common               L.B. (Brad) Clarke1

Directors and
Officers as a group(1)                                  47,320,000                  58.2%

(1) Mr. Brad Clarke, the sole Officer and Director of the Company, does not directly own any shares of the Company. However, Mr. Clarke is the principal shareholder of Amma Corporation which owns 46,200,000 shares of the Company and Mr. Clarke is also the principal shareholder of Lennox Resources Ltd. which owns 1,120,000 shares of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 5, 2003, Amma Corporation entered into an Amended Consulting Agreement with Dr. Jose Gonzalo Cabanillas Coral. Such Agreement was for a three year term at a fee of $12,000 per month to the Dr. Cabanillas, the consultant. Dr. Cabanillas was to provide general and research services. Such Agreement was assigned to the Company on July 15, 2003 and is attached hereto as Exhibit 10.1.

Also on June 5, 2003, Amma Corporation entered into a Licensing Agreement with Dr. Jose Gonzalo Cabanillas Coral. Such Agreement granted Amma Corporation the exclusive right to develop, market and sell the A4+L Compound and an option to acquire the intellectual property (formula) in exchange for an agreed upon amount. An initial payment of $150,000 has been incurred as of December 31, 2003. Such Agreement was assigned to the Company on July 15, 2003 and is attached hereto as Exhibit 10.2.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

Exhibit   Exhibit
Number    Description
------    -----------

2.1 Exchange Agreement as found as Exhibit 2.1 to the Form 8-K filed on November 18, 2003 with the Securities and Exchange Commission, and incorporated herein by reference.

10.1 Amended Consulting Agreement dated June 5, 2003 between Amma Corporation and Dr. Jose Gonzalo Cabanillas Coral.

10.2 Licensing Agreement dated June 5, 2003 between Amma Corporation and Dr. Jose Gonzalo Cabanillas Coral.

10.3 Assignment Agreement between the Company and Amma Corporation, dated July 15, 2003.

32.1      Certification of Chief Executive Officer and Principal Financial
          Officer

99.1      Consent from Weisberg, Mole, Krantz & Goldfarb LLP

(b) Reports on Form 8-K.

On November 18, 2003 the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the change of control from Richard Levinson to Amma Corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, the estimated cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB is approximately $12,000 to $15,000. We were billed approximately $3,000 for professional services rendered for the audit as of October 15, 2003 and review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003. We were also billed in February 2004 $3,498 for preparation and review of our proforma financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2003, the estimated cost for professional services rendered for tax compliance, tax advice, and tax planning is approximately $3,000 to $5,000.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003, however, the Company did incur a cost of $1,187.50 for professional services rendered by the accounting firm of Weisberg, Mole, Krantz & Goldfarb LLP relating to the final accounting for Diamond International Group, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.


/s/ L. B. (Brad) Clarke
-----------------------------------
Name: L. B. (Brad) Clarke

Title: Chairman of the Board, Chief Executive Officer,
President, Chief Financial Officer and Secretary

Date: April 13, 2004