Form 10QSB
period 2004-03-31
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2004-05-17
CIK 1106213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                        Commission file number 333-63432

                                 ORGANETIX, INC.
--------------------------------------------------------------------------------
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

                    Issuer's telephone number: (403) 261-8888
                    (Address of principal executive offices)

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on April 26, 2004 was 78,217,456.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

        PART I          FINANCIAL INFORMATION                                                                      PAGE(S)

        Item 1.         Financial Statements:

                        Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003                             3.

                        Statements of Operations -Three Months Ended March 31, 2004 and the Period from
                        Inception (May 28, 2003) to March 31, 2004                                                    4.

                        Statements of Cash Flows - Three Months Ended March 31, 2004 and the Period from
                        Inception (May 28, 2003) to March 31, 2004                                                    5.

                        Notes to Interim Financial Statements (unaudited)                                             6.

        Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations         8.

        Item 3.         Controls and Procedures                                                                      10.


        PART II         OTHER INFORMATION

                        Signatures

                        Exhibits

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS

                                                                           March 31,           December 31,
                                                                             2004                 2003
                                                                      -----------------     -----------------
                                                                         (UNAUDITED)
                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                              $         141,167     $         186,235
     Raw material inventory                                                       77,000                15,000
     Prepaid expenses                                                              5,000                10,000
                                                                       -----------------     -----------------
TOTAL CURRENT ASSETS                                                             223,167               211,235

OTHER ASSETS:
     License agreement - net of accumulated amortization                       2,132,563             2,146,250
                                                                       -----------------     -----------------

                                                                       $       2,355,730     $       2,357,485
                                                                       =================     =================
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                             $           4,383     $          11,490
     Due to affiliate                                                             64,966                52,656
     Due to shareholders                                                          58,669               122,261
                                                                       -----------------     -----------------
TOTAL CURRENT LIABILITIES                                                        128,018               186,407
                                                                       -----------------     -----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common  stock,  $.0001  par  value;  100,000,000  shares
    authorized; 81,234,857 and 76,362,056 shares issued and                       8,123                 7,636
    outstanding in 2004 and 2003, respectively                                2,786,934             2,564,364
 Additional paid-in capital, Subscription receivable                             (4,800)               (6,240)
 Deficit accumulated during the development stage                              (562,545)             (394,682)
                                                                      ------------------    ------------------
                                                                              2,227,712             2,171,078
                                                                      ------------------    ------------------

                                                                      $       2,355,730     $       2,357,485
                                                                       =================     =================


                            See accompanying notes.
                                                                        Page 3.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For the Period From
                                                                     Inception (May 28,
                                                                     2003) to March 31,   Three Months Ended
                                                                           2004             March 31, 2004
                                                                      ---------------       ---------------
REVENUES                                                              $            -        $            -
                                                                      ---------------       ---------------

COSTS AND EXPENSES:
     Operating expenses - research facility                                    60,260                17,000
     Research and development expenses                                        155,801                36,575
     Consulting fees                                                           99,528                35,000
     Professional fees                                                         78,206                17,765
     Travel and accommodations                                                 36,096                13,279
     Telephone                                                                 12,558                 2,751
     Insurance                                                                  4,603                    -
     Rent                                                                       8,713                 3,175
     Shipping expense                                                           1,863                   143
     Office and other expense                                                  27,080                 8,088
     Marketing and public relations                                            20,400                20,400
     Amortization expense                                                      57,437                13,687
                                                                      ---------------       ---------------
                                                                              562,545               167,863
                                                                      ---------------       ---------------

NET LOSS                                                              $      (562,545)      $      (167,863)
                                                                      ================      ===============
LOSS PER SHARE:
     Basic and diluted                                                $         (.01)       $            -
                                                                      ================      ===============
     Weighted average number of common shares outstanding                  55,324,497            77,279,561
                                                                      ===============       ===============

                             See accompanying notes.

                                                                        Page 4.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Period
                                                                        From Inception
                                                                       (May 28, 2003) to   Three Months Ended
                                                                        March 31, 2004       March 31, 2004
                                                                      ---------------      ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                          $ (562,545)          $ (167,863)
   Adjustment  to  reconcile  net  loss to net  cash  utilized
        by  operating activities: Amortization                                 57,437               13,687
   Changes in assets and liabilities:
     Raw material inventory                                                   (77,000)             (62,000)
     Prepaid expenses                                                          (5,000)               5,000
     Accounts payable and accrued expenses                                      4,383               (7,107)
     Due to affiliates                                                         64,966               12,310
     Due to shareholders                                                       58,669              (63,592)
                                                                      ---------------      ----------------
        NET CASH UTILIZED BY OPERATING ACTIVITIES                            (459,090)            (269,565)
                                                                      ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment regarding license                                               (150,000)                    -
                                                                      ----------------       --------------
        NET CASH UTILIZED BY INVESTING ACTIVITIES                            (150,000)                    -
                                                                      ----------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock to founders                                      65,760                    -
     Proceeds from private placement of common stock                          384,497              224,497
     Cash received in merger                                                  300,000                    -
                                                                      ---------------      --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                             750,257              224,497
                                                                      ---------------      ---------------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  141,167              (45,068)
                                      Cash, beginning of period                    -               186,235
                                                                      ---------------      ---------------
                                     CASH, END OF PERIOD              $       141,167      $       141,167
                                                                      ===============      ===============

                             See accompanying notes.

                                                                         Page 5.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1 -      DESCRIPTION OF COMPANY/OPERATIONS:

              Organetix,  Inc.  ("the  Company"  or  "Organetix"),   a  Delaware
              Corporation, was incorporated on May 28, 2003.

              The Company is a biotechnology company that has the exclusive worldwide license (see Note 3) for the formula of a proprietary medical discovery relating to the liver. Organetix intends to patent, research, develop, produce and sell this proprietary liver product initially as a nutra-ceutical/herbal supplement, referred to as "A4+L Compound". This liver product has been used specifically to treat patients with Hepatitis C. Organetix intends to also specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a distinctive history of medicinal use.

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

              In the opinion of management, the accompanying unaudited interim consolidated financial statements of Organetix, Inc. ("the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of March 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2004 and the period from inception (May 28, 2003) to March 31, 2004. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

              The accounting  policies  followed by the Company are set forth in
              Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

NOTE 2 -      DUE TO AFFILIATE/SHAREHOLDERS:

              The Company is indebted to certain of its shareholders and an affiliate, Amma Corporation, for expenses (administrative and managerial costs) incurred in connection with the Company's operations from inception. These amounts are non-interest bearing and are payable on demand.


                                                                        Page 6.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 3 - ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS:

   (A) LICENSE AGREEMENT:

       On July 15, 2003, Amma Corporation ("Amma"), a privately held entity domiciled in Alberta, Canada, assigned, to the Company, all of its right, title and interest in and to the A4+L compound as defined in a License Agreement, dated June 5, 2003, between Amma and Dr. Jose Cabanillas Coral, a Canadian resident and citizen of Peru, in exchange for 8,160,000 shares of Company common stock.

       The A4+L compound (the "technology"), is a multiple plant formulation used for the relief of certain medical symptoms associated with Hepatitis
       C. This license grants the Company the exclusive right to use and sublicense the technology, and any improvements, and to research, manufacture, distribute and sell products throughout the world excluding Peru. This 40-year license also requires that the Company pay a royalty equal to 3% of gross sales and sublicensing revenues to Dr. Cabanillas.

   (B) CONSULTING AGREEMENT:

       Concurrently with the assignment of the license agreement described above, Amma also assigned its consulting agreement, dated June 1, 2001, with Dr. Cabanillas to the Company. This agreement, which expires on June 1, 2006, requires that Dr. Cabanillas provide general and research duties as requested, in exchange for a monthly fee of $12,000.


NOTE 4 - STOCKHOLDERS' EQUITY:

       The Company has authorized 100 million shares of common stock, par value $.0001 per share.

       During the quarter ended March 31, 2004, the Company received $125,000 in exchange for the issuance of 1,000,000 shares of common stock. The Company also issued 855,400 common shares for aggregate net proceeds of $98,057. The Company declared a 10% stock dividend and accordingly issued 3,017,401 shares of common stock.

                                                                        Page 7.

       ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

       OVERVIEW

       Organetix is a biotechnology company that has the exclusive worldwide license for the formula of a proprietary medical discovery relating to the liver. Organetix will patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical. This liver product has been used specifically to treat patients with Hepatitis C. Limited research shows that the product regenerates liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus. Therefore, this product may be useful for treating all liver disorders including cirrhosis and may someday eliminate most liver transplants. Much like insulin being used for diabetes, this proprietary liver product does not cure Hepatitis C but has the capability of regenerating the liver.

       Management, together with research and medical advisors are reporting that the formula, in the limited tests conducted to date, eliminates most of the symptoms of Hepatitis C quickly and effectively without any known side effects. The liver product will directly compete in a billion dollar market that currently exists around the world. Additional testing will be ongoing. Analog products will also be evaluated.

       Organetix will specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a unique history of medicinal use. We feel that Nutraceuticals and Bioceuticals are the foundations for the new and exciting drugs to be discovered in the 21st Century.

       The following describes the Company's immediate priorities:

      o Register patents and research synthesis of the existing nutraceuticals and bioceuticals from the licensed liver product;

      o Complete a larger clinical study of Hepatitis C patients suffering from severe symptoms and late stages of liver disease;

      o Sub-license, market and distribute the licensed liver products with strategic partners;


                                                                        Page 8.

      o Develop new nutraceuticals and bioceuticals from the licensed liver product.

      The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below.

      We have not had any significant revenues since inception. Our sole objective is to become an operating business.

      Our ability to become and continue as a going concern is dependent upon obtaining additional substantial capital. Because we have virtually no funds and no commitments which would enable us to obtain funds, we may exhaust our limited financial resources before we are ever able to commence operations.









                                                                        Page 9.

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS

      We are currently in the development stage and have generated no revenues to date. Our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest in the A4+L compound. During 2003 the Company completed a reverse acquisition of Diamond International Group Inc., changed its name to Organetix, Inc., changed its OTC-BB symbol to OGTX and began a new harvest of materials necessary to begin formulating new bulk inventories of the A4+L liver product in 2004. We have financed our operations to date through the sale of our securities and affiliates of our shareholders have provided administrative services for which we have been billed.

      Operating costs for the period from inception to March 31, 2004 aggregated $562,545. This includes costs incurred in research and development of $155,801, operating expenses for our research facility in Peru of $60,260 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $177,736. As a result of the above we realized a cumulative loss of $562,545 or $.01 per share.

      Operating costs for the three-month period ended March 31, 2004 aggregated $167,863. This includes costs incurred in research and development of $36,575, operating expenses for our research facility in Peru of $17,000 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $52,765. As a result of the above we realized a loss of $167,863 for the three-month period ended March 31, 2004 or $.00 per share.

      The Company is planning to purchase D & O insurance in the second quarter of 2004 at which time the Company will announce its new management team and additional members of the Board of Directors.

      LIQUIDITY AND CAPITAL RESOURCES

      From inception through March 31, 2004, net cash used to fund operating activities totaled $459,090, net cash utilized by investing activities totaled $150,000 and net cash provided by financing activities totaled $750,257. For the three-month period ended March 31, 2004, net cash used to fund operating activities totaled $269,565 and net cash provided by financing activities totaled $224,497.

      The Company has not generated revenues and has financed its operations to date through the sale of securities and has received $450,257 from such sales from inception to March 31, 2004. To date, the Company has also paid $150,000 towards its license for the A4+L compound. As a result, cash on hand was $141,167 as of March 31, 2004.

      The  Company is  presently  seeking  to raise  between $2 to $5 million in order to fund research, phytochemistry, clinical studies, patents, manufacturing, marketing and to fund the Company's exclusive option to purchase the intellectual property for the A4+L liver product. The Company has initiated a new 10 patient study to ascertain the effectiveness of its A4+L Liver Product relating to the quality of life of Hepatitis C patients.

      Specific criteria has been established by the medical team to scientifically measure the quality of life results of our product on Hepatitis C patients. We are planning on commencing our study during May 2004 and are expecting results in early July 2004. Current discussions are ongoing with a number of potential funding sources and we hope to have a definitive funding agreement in place within the next 60 days.

      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                                                                        Page 10.

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

      ITEM 3 - CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of March 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                                                                        Page 11.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit Index

Exhibit 31.1 Certification of President and Principal Financial Officer

Exhibit  32.2  Certification  of Chief  Financial  Officer  and Chief  Executive
Officer

b. Reports on Form 8-K

On January 22, 2004, the Company filed an amended 8-K with respect to its change of control.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.


/s/ L. B. Brad Clarke
---------------------
Name: L. B. (Brad) Clarke
Title: President, Chief Financial Officer and Chairman of the Board
Date:  May 13, 2004

                                                                        Page 13.