Form 10QSB
period 2004-06-30
DIAMOND INTERNATIONAL GROUP INC/NY/
filed 2004-08-13
CIK 1106213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                        Commission file number 333-63432

                                 Organetix, Inc.
        (Exact name of small business issuer as specified in its charter)



        Delaware                                                 73-1556428
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


       603 - 7th Avenue S.W. - Suite 200, Calgary, Alberta, Canada T2P 2T5
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (403) 261-8888

                    (Address of principal executive offices)

             (Former name, former address and former fiscal year,
                         if changed since last report.)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes|X| No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on July 27, 2004 was 84,548,157.

                                 ORGANETIX, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                        PAGE(S)
                                                                        -------
PART I   FINANCIAL INFORMATION

Item 1.      Financial Statements:

              Balance Sheets - June 30, 2004 (unaudited)
                 and December 31, 2003                                       3.

              Statements of Operations - Six and Three Months
                 Ended June 30, 2004 and the Period from
                 Inception (May 28, 2003) to March 31, 2004                  4.

              Statements of Cash Flows - Six Months Ended June 30,
                 2004 and the Period from
                 Inception (May 28, 2003) to March 31, 2004                  5.

              Notes to Interim Financial Statements (unaudited)              6.

Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8.

Item 3.      Controls and Procedures                                         10.


PART II      OTHER INFORMATION                                               11.

             Signatures                                                      12.

             Exhibits                                                        13.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                               June 30,      December 31,
                                   - ASSETS -                                                     2004            2003
                                                                                              -----------     -----------
                                                                                               (unaudited)
CURRENT ASSETS:
     Cash                                                                                     $   257,909     $   186,235
     Raw material inventory                                                                        92,000          15,000
     Prepaid expenses                                                                              19,822          10,000
                                                                                              -----------     -----------
TOTAL CURRENT ASSETS                                                                              369,731         211,235
FIXED ASSETS:
     Transportation equipment - net of accumulated depreciation of $0                              30,000              --
OTHER ASSETS:
     License agreement - net of accumulated amortization                                        2,118,875       2,146,250
                                                                                              -----------     -----------
                                                                                              $ 2,518,606     $ 2,357,485
                                                                                              ===========     ===========
                     -LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                    $    18,480     $    11,490
     Due to affiliate                                                                              94,966          52,656
     Due to shareholders                                                                           41,669         122,261
                                                                                              -----------     -----------
TOTAL CURRENT LIABILITIES                                                                         155,115         186,407
                                                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common  stock,  $.0001  par  value;  100,000,000  shares  authorized;
     84,548,157  and  76,362,056 shares issued and outstanding in 2004 and
     2003, respectively                                                                             8,455           7,636
     Additional paid-in capital                                                                 3,341,411       2,564,364
     Subscription receivable                                                                           --          (6,240)
     Deficit accumulated during the development stage                                            (986,375)       (394,682)
                                                                                              -----------     -----------
                                                                                                2,363,491       2,171,078
                                                                                              -----------     -----------
                                                                                              $ 2,518,606     $ 2,357,485
                                                                                              ===========     ===========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                  For the
                                                            For the Period                       Period From
                                                            From Inception                        Inception
                                                            (May 28, 2003)    Six Months Ended  (May 28, 2003     Three Months
                                                              to June 30,      June 30, 2004       to June 30,     Ended June 30,
                                                                 2004                                2003             2004
                                                              ------------      ------------      ------------     ------------
REVENUES                                                      $         --      $         --      $         --     $         --
                                                              ------------      ------------      ------------     ------------
COSTS AND EXPENSES:
     Operating expenses - research facility                         88,050            44,790                --           27,790
     Research and development expenses                             451,863           332,637                --          296,062
     Consulting fees                                               124,528            60,000                --           25,000
     Professional fees                                             109,506            49,065                --           31,300
     Travel and accommodations                                      44,902            22,085                --            8,806
     Telephone                                                      15,919             6,112                --            3,361
     Insurance                                                       8,773             4,170                --           18,992
     Rent                                                           13,190             7,652                --            4,477
     Shipping expense                                                2,545               825                --              682
     Office and other expense                                       35,412            16,420                --            8,332
     Marketing and public relations                                 20,562            20,562                --              162
     Amortization expense                                           71,125            27,375                --           13,688
                                                              ------------      ------------      ------------     ------------
                                                                   986,375           591,693                --          438,652
                                                              ------------      ------------      ------------     ------------
NET LOSS                                                      $   (986,375)     $   (591,693)     $         --     $   (438,652)
                                                              ============      ============      ============     ============
LOSS PER SHARE:

     Basic and diluted                                        $       (.02)     $       (.01)     $         --     $       (.01)
                                                              ============      ============      ============     ============

     Weighted average number of common shares outstanding       55,571,804        47,656,991                --       81,382,807
                                                              ============      ============      ============     ============

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                For the Period                       For the Period
                                                                                From Inception                       From Inception
                                                                                (May 28, 2003)   Six Months Ended    (May 28, 2003
                                                                               to June 30, 2004    June 30, 2004    to June 30, 2003
                                                                               ------------------ ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $  (986,375)     $  (591,693)     $        --

   Adjustment to reconcile net loss to net cash utilized by operating activities:
     Amortization                                                                       71,125           27,375               --
     Compensatory shares                                                                 6,000            6,000               --

   Changes in assets and liabilities:
     Raw material inventory                                                            (92,000)         (77,000)              --
     Prepaid expenses                                                                  (19,822)          (9,822)              --
     Accounts payable and accrued expenses                                              18,480            6,990               --
     Due to affiliates                                                                  94,966           42,310               --
     Due to shareholders                                                                41,669          (80,592)              --
                                                                                   -----------      -----------      ---------
        Net cash utilized by operating activities                                     (865,957)        (676,432)              --
                                                                                   -----------      -----------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
     Payment regarding license                                                        (150,000)              --               --
     Capital expenditures                                                              (30,000)         (30,000)              --
                                                                                   -----------      -----------      ---------
        Net cash utilized by investing activities                                     (180,000)         (30,000)              --
                                                                                   -----------      -----------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock to founders                                               65,760               --               --
     Proceeds from private placement of common stock                                   938,106          778,106               --
     Cash received in merger                                                           300,000               --               --
                                                                                   -----------      -----------      ---------
        Net cash provided by financing activities                                    1,303,866          778,106               --
                                                                                   -----------      -----------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              257,909           71,674               --

         Cash, beginning of period                                                          --          186,235               --
                                                                                   -----------      -----------      ---------

CASH, END OF PERIOD                                                                $   257,909      $   257,909      $        --
                                                                                   ===========      ===========      =========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

      In the opinion of management, the accompanying unaudited interim consolidated financial statements of Organetix, Inc. ("the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations and its cash flows for the six and three months ended June 30, 2004 and the period from inception (May 28, 2003) to June 30, 2004. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE  3 - ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS:

      (a) License Agreement:

      On July 15, 2003, Amma Corporation ("Amma"), a privately held entity domiciled in Alberta, Canada, assigned, to the Company, all of its right, title and interest in and to the A4+L compound as defined in a License Agreement, dated June 5, 2003, between Amma and Dr. Jose Cabanillas Coral, a Peruvian resident and citizen of Peru, in exchange for 8,160,000 shares of Company common stock.

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

      During the quarter ended June 30, 2004, the Company received $553,608 for the issuance of 3,227,313 shares of common stock. The Company also issued 85,714 shares of common stock as payment for professional fees in the amount of $6,000.

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

The following describes the Company's immediate priorities:

      o     Register   patents   and   research   synthesis   of  the   existing
            nutraceuticals and bioceuticals from the licensed liver product;
      o     Complete a larger  clinical study of Hepatitis C patients  suffering from severe symptoms and late stages of liver disease;
      o Sub-license, market and distribute the licensed liver products with strategic partners;
      o Develop new nutraceuticals and bioceuticals from the licensed liver product.

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

Operating costs for the period from inception to June 30, 2004 aggregated $986,375. This includes costs incurred in research and development of $451,863, operating expenses for our research facility in Peru of $88,050 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $234,034. As a result of the above we realized a cumulative loss of $986,375 or $.02 per share.

Operating costs for the six-month period ended June 30, 2004 aggregated $591,693. This includes costs incurred in research and development of $332,637, operating expenses for our research facility in Peru of $44,790 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $109,065. As a result of the above we realized a loss of $591,693 for the six-month period ended June 30, 2004 or $.01 per share.

The Company currently maintains a D & O insurance policy with AIG and during the third quarter intends on adding a new management team and additional members to the Board of Directors.


LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2004, net cash used to fund operating activities totaled $865,957, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,303,866. For the six-month period ended June 30, 2004, net cash used to fund operating activities totaled $676,432 and net cash provided by financing activities totaled $778,106.

The Company has not generated revenues and has financed its operations to date through the sale of securities and has received $938,106 from such sales from inception to June 30, 2004. To date, the Company has also paid $150,000 towards its license for the A4+L compound. As a result, cash on hand was $257,909 as of June 30, 2004.

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

COMPLETION OF TEN-PATIENT STUDY IN PERU

In June 2004, the Company completed a study to determine the effectiveness of its A4+L Liver Product on the quality of life of Hepatitis C patients. The study was designed by independent doctors in the United States and Peru and was conducted in Peru. Based on the results reported by the doctors, who tested and examined the patients, the Company has decided that there was significant success in the areas of depression, health-related quality of life burden, clinical symptoms and nutritional status to continue further research and development of the A4+L Liver Product. The Company's medical advisors and consultants continue to review the data from the study and hope to have a placebo controlled long term study underway as soon as practicable considering the Company's financial limitations at this time.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.


                                     PART II
Item 1. Legal Proceedings

         None

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

ORGANETIX, INC.

/s/ L. B. (Brad) Clarke
-------------------------------------------------------------------
Name: L. B. (Brad) Clarke
Title: President, Chief Financial Officer and Chairman of the Board
Date:  August 13, 2004