Form 10QSB
period 2004-09-30
Organetix
filed 2004-11-16
CIK 1106213

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                        Commission file number 333-63432

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__ No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on November 7, 2004, 2004 was 84,605,300.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                                 PAGE(S)
PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements:

             Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003                  3.

             Statements of Operations - Nine and Three Months Ended September 30, 2004
               and the Period from Inception (May 28, 2003) to September 30, 2004                   4.

             Statements of Cash Flows - Nine Months Ended September 30, 2004 and the
               Period from Inception (May 28, 2003) to September 30, 2004                           5.

             Notes to Interim Financial Statements (unaudited)                                      6.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations    8.

Item 3.    Controls and Procedures                                                                 10.


PART II    OTHER INFORMATION                                                                       11.

           Signatures                                                                              12.

           Exhibits                                                                                13.

                             See accompanying notes.

                                                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2004             2003
                                                                                   --------------    --------------
                                                                                    (UNAUDITED)
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                                          $       47,977    $      186,235
     Raw material inventory                                                                92,000            15,000
     Prepaid expenses                                                                      20,303            10,000
                                                                                   --------------    --------------

TOTAL CURRENT ASSETS                                                                      160,280           211,235

FIXED ASSETS:
     Transportation equipment - net of accumulated
      depreciation of $2,500                                                               27,500                --

OTHER ASSETS:
     License agreement - net of accumulated amortization                                2,105,187         2,146,250
                                                                                   --------------    --------------

                                                                                   $    2,292,967    $    2,357,485
                                                                                   ==============    ==============



                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                         $           73    $       11,490
     Due to affiliate                                                                     124,966            52,656
     Due to shareholders                                                                       --           122,261
                                                                                   --------------    --------------

TOTAL CURRENT LIABILITIES                                                                 125,039           186,407
                                                                                   --------------    --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common  stock,  $.0001  par  value;  100,000,000  shares
        authorized;   84,605,300  and 76,362,056 shares issued
        and outstanding in 2004 and 2003, respectively                                      8,470             7,636
     Additional paid-in capital                                                         3,376,396         2,564,364
     Subscription receivable                                                                   --            (6,240)
     Deficit accumulated during the development stage                                  (1,216,938)         (394,682)
                                                                                   --------------    --------------
                                                                                        2,167,928         2,171,078
                                                                                   --------------    --------------


                                                                                   $    2,292,967    $    2,357,485
                                                                                   ==============    ==============



                            See accompanying notes.

                                                                         Page 3.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Period
                                                            From Inception                       THREE MONTHS    For the Period
                                                            (May 28, 2003)                          ENDED        From Inception
                                                             to September   NINE MONTHS ENDED    SEPTEMBER 30,   (May 28, 2003 to
                                                               30, 2004     SEPTEMBER 30, 2004       2004       September 30, 2003
                                                            --------------  ------------------  --------------  ------------------
REVENUES                                                    $           --    $           --    $           --    $           --
                                                            --------------    --------------    --------------    --------------

COSTS AND EXPENSES:
     Operating expenses - research facility                        111,930            68,670            23,880                --
     Research and development expenses                             529,901           410,675            78,038                --
     Consulting fees                                               154,528            90,000            30,000                --
     Professional fees                                             127,506            67,065            18,000                --
     Travel and accommodations                                      73,364            50,547            28,462                --
     Telephone                                                      18,860             9,053             2,941                --
     Insurance                                                      33,270            28,667            24,497                --
     Rent                                                           15,390             9,852             2,200                --
     Shipping expense                                                2,797             1,077               252                --
     Office and other expense                                       40,890            21,900             5,478                --
     Marketing and public relations                                 21,189            21,187               627                --
     Depreciation and amortization expense                          87,313            43,563            16,188                --
                                                            --------------    --------------    --------------    --------------
                                                                 1,216,938           822,256           230,563                --
                                                            --------------    --------------    --------------    --------------


NET LOSS                                                    $   (1,216,938)   $     (822,256)   $     (230,563)   $           --
                                                            ==============    ==============    ==============    ==============



LOSS PER SHARE:

     Basic and diluted                                      $         (.02)   $         (.01)   $           --    $           --
                                                            ==============    ==============    ==============    ==============

     Weighted average number of common shares outstanding       63,662,798        88,480,357        84,580,766                --
                                                            ==============    ==============    ==============    ==============

                            See accompanying notes.

                                                                         Page 4.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Period                      For the Period
                                                           From Inception                      From Inception
                                                           (May 28, 2003)     NINE MONTHS      (May 28, 2003
                                                            to September     ENDED SEPTEMBER    to September
                                                              30, 2004          30, 2004          30, 2003
                                                           --------------    --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $   (1,216,938)   $     (822,256)   $           --

   Adjustment to reconcile net loss to net cash utilized
    by operating activities:
     Depreciation and amortization                                 87,313            43,563                --
     Compensatory shares                                           14,000            14,000                --

   Changes in assets and liabilities:
     Raw material inventory                                       (92,000)          (77,000)               --
     Prepaid expenses                                             (20,303)          (10,303)               --
     Accounts payable and accrued expenses                             73           (11,417)               --
     Due to affiliates                                            124,966            72,310                --
     Due to shareholders                                               --          (122,261)               --
                                                           --------------    --------------    --------------
        NET CASH UTILIZED BY OPERATING ACTIVITIES              (1,102,889)         (913,364)               --
                                                           --------------    --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Payment regarding license                                   (150,000)               --                --
     Capital expenditures                                         (30,000)          (30,000)               --
                                                           --------------    --------------    --------------
        NET CASH UTILIZED BY INVESTING ACTIVITIES                (180,000)          (30,000)               --
                                                           --------------    --------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock to founders                          65,760                --                --
     Proceeds from private placement of common stock              965,106           805,106                --
     Cash received in merger                                      300,000                --                --
                                                           --------------    --------------    --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES               1,330,866           805,106                --
                                                           --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               47,977          (138,258)               --

         Cash, beginning of period                                     --           186,235                --
                                                           --------------    --------------    --------------

CASH, END OF PERIOD                                        $       47,977    $       47,977    $           --
                                                           ==============    ==============    ==============

                            See accompanying notes.

                                                                         Page 5.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

            In the opinion of management, the accompanying unaudited interim consolidated financial statements of Organetix, Inc. ("the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of September 30, 2004 and the results of its operations and its cash flows for the nine and three months ended September 30, 2004 and the period from inception (May 28, 2003) to September 30, 2004. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                                                                         Page 6.

\                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

            During the quarter ended September 30, 2004, the Company received $7,000 for the issuance of 100,000 shares of common stock, in addition to $20,000 also contributed by this investor. The Company also issued 57,143 shares of common stock as payment for professional fees in the amount of $8,000.

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

                                                                         Page 8.

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

Operating costs for the period from inception to September 30, 2004 aggregated $1,216,938. This includes costs incurred in research and development of $529,901, operating expenses for our research facility in Peru of $111,930 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $282,034. As a result of the above we realized a cumulative loss of $1,216,938 or $.02 per share.

Operating costs for the nine-month period ended September 30, 2004 aggregated $822,256. This includes costs incurred in research and development of $410,675, operating expenses for our research facility in Peru of $68,670 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $157,065. As a result of the above we realized a loss of $822,256 for the nine-month period ended September 30, 2004 or $.01 per share.

Organetix, Inc.'s Board of Directors has appointed Dr. Jose Cabanillas to serve as Executive Vice President of Research and Development. Dr. Cabanillas has been a speaker at conferences and seminars and has several credited publications in relevant journals. Using Integrative Medicine, his practice incorporates both modern biomedicine and natural healing methods. Dr. Cabanillas, through a variety of roles, has in the past been active with the University of British Columbia in Vancouver, Canada. He recently lectured to Cornell University's pre-med students at their bio-diversity laboratory in Punta Cana, Dominican Republic.

In addition, Organetix, Inc.'s Board of Directors has appointed Mr. Robert Howell to serve as Executive Vice President and Chief Financial Officer. Mr. Howell is a senior executive with extensive management experience in all key areas of running first class organizations. He has provided leadership for corporate strategic planning, acquisitions, and the development of critical partnerships and has participated in all operational improvement projects. In his recent past, Mr. Howell had been President, CEO, COO, and earlier in his past was the Vice President of Finance and Treasurer/Secretary of a national private company with over $80 million in sales per year. Some of his accomplishments included building and leading a team that took a company from $5 million in sales and 25 employees to a group of companies with $80 million in sales and over 250 employees. Profitability increased 5 - 9 times. He formulated, developed and created an infrastructure which included new software technology and five new buildings. Mr. Howell headed up a team to write and execute a strategic five-year business plan, offering memorandums and financing proposals. These new initiatives were used to formalize more products and to develop and implement a corporate governance/risk analysis strategy which resulted in a more productive approach to risk management. Mr. Howell was admitted into the Society of Management Accountants of Alberta in 1982.

Organetix,  Inc.  has also  appointed  Mr.  Dennis Chan to serve as an Executive
Assistant. Mr. Chan has over 12 years of business experience in the pharmaceutical, information technology (IT) and oil and gas industries. He gained international business experience working in Asia for Merck Sharp and Dohme (Merck & Co.) where he assisted in setting up six Asian offices in countries including China, Korea and the Philippines. Returning to North America, Mr. Chan joined Trans Canada Corp., a leading North American energy company with over 2,300 employees where he was responsible for strategic planning of their IT infrastructure, and integrating systems and processes of merged and acquired companies. In addition, he structured numerous vendor agreements and managed a portion of Trans Canada's IT outsourcing contract, which was awarded to IBM. Mr. Chan has a wealth of cross-discipline experience and is very adaptive to new environments and cultures. Mr. Chan graduated with a Bachelor of Commerce degree from the University of Calgary.

                                                                         Page 9.

The Company currently maintains a D & O insurance policy with AIG and intends to continue to add new members to the management team and additional members to the Board of Directors.

The Company is now formalizing discussions with certain investment bankers and has received a proposed term sheet for up to $5,000,000 from a NASD member broker-dealer. The funding is based on the recent positive test results on the Company's A4+L liver product. The study was designed to determine the effectiveness of A4+L on the quality of life of Hepatitis C patients. The test was designed by independent doctors in the USA and Peru and was conducted in Peru.

Based on the results reported by the doctors, who tested and examined the patients, the Company has decided that there was significant success in the areas of depression, health-related quality of life burden, clinical symptoms, and within blood results relating to the prothrombin activity and the serum cholinesterase.

A recent 10 patient study reported a significant increase in the prothrombin activity and the serum cholinesterase, which suggests increased protein synthesis by the liver and a decrease in the degradation of the liver. Clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus.

As quoted by Dr. Joseph Nystrom, Chief of Staff Elect at the East Pasco Medical Center, located in the Tampa Bay Metropolitan area: "In summary, the Nutraceutical Product A4+L has enormous potential as therapy for emotional and physical suffering of the burgeoning number of Hepatitis C sufferers. A larger placebo controlled long-term study is warranted. Further study of A4+L may reveal it to be useful in other disease processes as well."

Upon the successful completion of funding, the Company intends to use the proceeds to fund additional research, clinical studies, patents, acquisition of intellectual property and working capital. The funding is subject to certain conditions including the execution of a definitive Placement Agent Agreement.

The Company has already commenced the phytochemistry and the technology processes relating to the A4+L product.


LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2004, net cash used to fund operating activities totaled $1,102,889, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,330,866. For the nine-month period ended September 30, 2004, net cash used to fund operating activities totaled $913,364 and net cash provided by financing activities totaled $805,106.

The Company has not generated revenues and has financed its operations to date through the sale of securities and has received $965,106 from such sales from inception to September 30, 2004. To date, the Company has also paid $150,000 towards its license for the A4+L compound. As a result, cash on hand was $47,977 as of September 30, 2004.

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

                                                                        Page 10.

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ORGANETIX, INC.


/s/ L. B. (Brad) Clarke
--------------------------
Name: L. B. (Brad) Clarke
Title: President, Chief Financial Officer and Chairman of the Board
Date:  November 15, 2004

                                                                        Page 12.