Form 10KSB
period 2004-12-31
Organetix
filed 2005-04-15
CIK 1106213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004                     Commission File
                                                                Number 000-29461

                                 ORGANETIX, INC.
                 (Name of small business issuer in its charter)

           Delaware                                        73-1556428
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

        603 - 7th Avenue S.W., Suite 200 Calgary, Alberta, Canada T2P 2T5
               (Address of principal executive offices) (Zip Code)
                 Issuer's telephone number: (403) 261-8888 x224
         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
  Title of Each Class                             on Which Registered
         NONE                                             NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 13, 2005 was approximately $8,348,611.75 based on 33,394,447 shares of common stock. The number of shares of Common Stock of the registrant outstanding on April 13, 2005 was 84,962,447.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Prior to November 7, 2003, Organetix, Inc. (the "Company") was in the direct mail business and was named Diamond International Group, Inc. However, on such date, pursuant to a Share Exchange Agreement between Diamond and Organetix, Inc. and all of the shareholders of Organetix ("Exchange Agreement"), Diamond acquired all of the shares of Organetix, Inc. from its shareholders in consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix, Inc. shareholders (this transaction is referred to herein as the "Exchange"). Pursuant to the Exchange Agreement: (i) Organetix, Inc. became a wholly-owned subsidiary of Diamond; (ii) and Diamond divested itself of all of its pre-Exchange assets to the pre-Exchange shareholders; (iii) Diamond changed its name to Organetix, Inc.; (iv) Diamond changed its symbol to "OGTX"; and (v) Sylvio Martini resigned as the sole director and officer of the Company and L.B.
(Brad) Clarke was appointed to the Board of Directors and named as President, Chief Executive Officer and Chief Financial Officer of Diamond. The present company shall sometimes be referred to as Organetix or the Company.

The Exchange was approved by the unanimous consent of the Board of Directors of Diamond and by unanimous consent of the Board of Directors of Organetix on October 31, 2003.

OVERVIEW

Organetix, Inc. http://www.organetixinc.com; (OTCBB: OGTX) is a biotechnology company that has the exclusive worldwide license for the formula of a proprietary medical discovery relating to the liver referred to as A4+L. Organetix will patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical and will investigate the possibility of manufacturing a synthetic drug in an alliance with a major pharmaceutical partner.

To date, Organetix, Inc. has been using this liver product to treat patients with Hepatitis C. Much like insulin being used for diabetes, this proprietary liver product does not cure Hepatitis C but clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus.

This product may be useful for treating all liver disorders, and may be useful as an anti-ager and anti-toxin and may someday help eliminate most liver transplants.

Management, together with research and medical advisors are reporting that the formula, in the limited tests conducted to date eliminates most of the symptoms of Hepatitis C quickly and effectively without any known side effects. The liver product may directly compete in a billion dollar market that currently exists around the world. Additional testing will be ongoing. Analog products will also be evaluated.

Our 10 patient study reported a significant increase in the prothrombin activity and the serum cholinesterase in the blood, which suggests increased protein synthesis by the liver and a decrease in the degradation of the liver.

The studies objective was to determine the effectiveness of A4+L on the quality of life of Hepatitis C patients. It was designed by independent doctors in the USA and Peru and was conducted in Peru on North American patients. These patients were directly under care and supervision of doctors and nurses for approximately four weeks.

Based on the results reported by the USA doctors, who tested and examined the patients at the beginning and at the end of the study, it was concluded that there was significant success in the areas of depression, health-related quality of life burden, clinical symptoms, and within blood results relating to the prothrombin activity and the serum cholinesterase.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's main facility is located at Suite 200, Manulife House, 603 - 7th Avenue S.W., Calgary, Alberta T2P 2T5. This facility is rented on a month to month basis by the Company. The Company is also sharing space at no cost to the Company on a month to month basis with Rubin, Bailin, Ortoli LLP, located at the 15th floor of 405 Park Avenue, New York, New York 10022. This facility is approximately 200 square feet. The Company is also renting on a month to month basis a facility located at Alfonso Cobian Manzana "H" Lot #1, in the District of Chaclalayo, near Lima, Peru. This facility is approximately 700 square meters and is used for manufacturing, research, bulk packaging and storage. The Company is also renting on an annual basis a small business office located at #302, 1080 Malecon de la Marina, Mita Flores, Lima, Peru. This facility is approximately 70 square meters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      1) On January 2, 2004, the majority shareholder approved the adoption of the 2004 Omnibus Stock Option Plan. The action was taken in lieu of a formal meeting.

      2) On December 8, 2004, the majority shareholder approved the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000 in anticipation of a financing which has yet to materialize.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol OGTX. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2002 through April 13, 2005. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

      -------------------------------------------------------------------
                                       High Close        Low Close
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      2002

      -------------------------------------------------------------------
      First Quarter                      $0.16             $0.04
      -------------------------------------------------------------------
      Second Quarter                      0.19              0.04
      -------------------------------------------------------------------
      Third Quarter                       0.18              0.06
      -------------------------------------------------------------------
      Fourth Quarter                      0.25              0.10
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      2003

      -------------------------------------------------------------------
      First Quarter                       0.30              0.17
      -------------------------------------------------------------------
      Second Quarter                      1.20              0.30
      -------------------------------------------------------------------
      Third Quarter                       0.50              0.25
      -------------------------------------------------------------------
      Fourth Quarter                      1.40              0.24
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      2004

      -------------------------------------------------------------------
      First Quarter                       0.90              0.37
      -------------------------------------------------------------------
      Second Quarter                      0.60              0.31
      -------------------------------------------------------------------
      Third Quarter                       0.57              0.35
      -------------------------------------------------------------------
      Fourth Quarter                      0.49              0.35
      -------------------------------------------------------------------

      -------------------------------------------------------------------
      2005 (First Quarter (through
      April 13th)                         0.49              0.24
      -------------------------------------------------------------------

(b) The approximate number of holders of the Common Stock of the Company as of April 13, 2005 was 1,500.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2004. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) On March 22, 2005, the Company granted 5,000,000 options to purchase a total of 5,000,000 shares of common stock at a price of $0.40 per share pursuant to our 2004 Omnibus Stock Option Plan wherein we have reserved 5,000,000 shares for issuance under such Plan. These options to purchase that number of shares of Common Stock is for consultants, advisers and management of the Company at a price of $0.40 per share. Such granting amended the January 2, 2004 issuance of 5,950,000 options to purchase that number of shares as a result of a change in the Company's compensation plans.

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

Operating costs for the period from inception to December 31, 2004 aggregated $1,635,008. This includes costs incurred in research and development of $667,918, operating expenses for our research facility in Peru of $133,610 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $386,016. As a result of the above we realized a cumulative loss of $1,635,008 or $.03 per share.

Operating costs for the twelve-month period ended December 31, 2004 aggregated $1,240,326. This includes costs incurred in research and development of $548,692, operating expenses for our research facility in Peru of $90,350 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $261,047. As a result of the above we realized a loss of $1,240,326 for the twelve-month period ended December 31, 2004 or $.01 per share.

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

Potential Private Placement

The Company hopes to finalize an offering in the second quarter of 2005. The basic terms of such offering would be a minimum of $1,000,000 and a maximum of $5,000,000 through the sale of units which combine common stock and warrants. The Company has entered into a placement agreement with an NASD member firm. In the event that said placement agent successfully places the minimum number of units, the Company would be obligated to compensate such agent within the parameters of the NASD guidelines.

Ongoing Product Development and Scientific Analysis

The Company has commenced the phytochemistry, pharmacology and the technology processes relating to the A4+L liver product.

In addition to treating Hepatitis C, the Company's A4+L liver product may be useful in treating cirrhosis, chemotherapy, interferon and toxic liver patients.

Organetix, Inc. has received positive independent laboratory results from tests conducted in Germany, Spain, and Argentina, which significantly confirms the effectiveness of our A4+L liver product.

Successful results from these laboratory tests are significant in supporting management's decision to continue further laboratory and patient testing.

The Company's Immediate Priorities

The following describes the Company's immediate priorities:

1. Register patents and research synthesis of the existing nutraceuticals and bioceuticals from the licensed liver product;

2. Complete a larger placebo controlled clinical study of Hepatitis C, cirrhosis, chemotherapy and interferon patients suffering from severe symptoms and late stages of liver disease;

3. Sub-license, market and distribute the licensed liver products with strategic partners; and

4. Develop new nutraceuticals and bioceuticals from the licensed liver product.

Organetix has established a pipeline to many plant based medicines through medical doctors in Peru and India. We will specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a unique history of medicinal use.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting The Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

                                ORGANETIX, INC.
                          A Development Stage Company

                                                               INDEX

                                                                                                                        Page(s)

Report of Registered Public Accounting Firm                                                                              F - 2
Financial Statements:

   Balance Sheets as of December 31, 2004 and 2003                                                                       F - 3

   Statements of Operations for the Cumulative Period from Inception (May 28, 2003)
   to December 31, 2004, the year ended December 31, 2004 and for the period from
    Inception, May 28, 2003 to December 31, 2003                                                                         F - 4

   Statement of Shareholders' Equity for the Period from Inception (May 28, 2003) to December 31, 2004                   F - 5

   Statement of Cash Flows for the Cumulative Period from Inception (May 28, 2003)
   to December 31, 2004, the year ended December 31, 2004 and for the period from
    Inception, May 28, 2003 to December 31, 2003                                                                         F - 6

Notes to Financial Statements                                                                                            F - 7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Organetix, Inc.
New York, New York

We have audited the accompanying balance sheets of Organetix, Inc. (a development stage company) as of December 31, 2004 and 2003, the related statements of operations and cash flows for the cumulative period from inception (May 28, 2003) to December 31, 2004, the year ended December 31, 2004 and the period from inception (May 28, 2003) to December 31, 2003 and the statement of shareholders' equity for the period from inception (May 28, 2003) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Organetix, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the cumulative period from inception (May 28, 2003) to December 31, 2004, the year ended December 31, 2004 and the period from inception (May 28, 2003) to December 31, 2003 for the period then ended, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ Lazar Levine & Felix LLP

                                              ------------------------
                                              LAZAR LEVINE & FELIX LLP

New York, New York
April 8, 2005

                                ORGANETIX, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                                        2004           2003
                                                                                     -----------    -----------
                                        - ASSETS -

CURRENT ASSETS:
     Cash                                                                            $    57,495    $   186,235
     Research and development supplies                                                    72,108         15,000
     Prepaid expenses                                                                     22,447         10,000
                                                                                     -----------    -----------

TOTAL CURRENT ASSETS                                                                     152,050        211,235

FIXED ASSETS:
     Transportation equipment - net of accumulated depreciation of $5,000                 25,000             --

OTHER ASSETS:
     License agreement - net of accumulated amortization                               2,091,500      2,146,250
                                                                                     -----------    -----------

                                                                                     $ 2,268,550    $ 2,357,485
                                                                                     ===========    ===========

                     - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $    47,756    $    11,490
     Due to affiliate                                                                    161,966         52,656
     Due to shareholders                                                                      --        122,261
                                                                                     -----------    -----------

TOTAL CURRENT LIABILITIES                                                                209,722        186,407
                                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.0001 par value; 150,000,000 shares authorized; 84,962,447 and
        76,362,056 shares issued and outstanding in 2004 and 2003, respectively            8,496          7,636
     Additional paid-in capital                                                        3,685,340      2,564,364
     Subscription receivable                                                                  --         (6,240)
     Deficit accumulated during the development stage                                 (1,635,008)      (394,682)
                                                                                     -----------    -----------
                                                                                       2,058,828      2,171,078
                                                                                     -----------    -----------

                                                                                     $ 2,268,550    $ 2,357,485
                                                                                     ===========    ===========

                             See accompanying notes.

                                ORGANETIX, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   For the
                                                               Cumulative Period                         For the Period
                                                                From Inception                           From Inception
                                                               (May 28, 2003) to       Year Ended       (May 28, 2003 to
                                                               December 31, 2004   December 31, 2004    December 31, 2003
                                                               -----------------   -----------------    -----------------
REVENUES                                                         $         --         $         --         $         --
                                                                 ------------         ------------         ------------

COSTS AND EXPENSES:
     Operating expenses - research facility                           133,610               90,350               43,260
     Research and development expenses                                667,918              548,692              119,226
     Consulting fees                                                  191,528              127,000               64,528
     Professional fees                                                194,488              134,047               60,441
     Travel and accommodations                                         91,258               68,441               22,817
     Telephone                                                         22,331               12,524                9,807
     Insurance                                                         34,422               29,819                4,603
     Rent                                                              18,818               13,280                5,538
     Shipping expense                                                   4,317                2,597                1,720
     Office and other expense                                          70,851               51,859               18,992
     Marketing and public relations                                   101,967              101,967                   --
     Depreciation and amortization expense                            103,500               59,750               43,750
                                                                 ------------         ------------         ------------
                                                                    1,635,008            1,240,326              394,682
                                                                 ------------         ------------         ------------

NET LOSS                                                         $ (1,635,008)        $ (1,240,326)        $   (394,682)
                                                                 ============         ============         ============

LOSS PER SHARE:

     Basic and diluted                                           $       (.03)        $       (.01)        $       (.01)
                                                                 ============         ============         ============

     Weighted average number of common shares outstanding          64,773,574           82,793,477           45,200,028
                                                                 ============         ============         ============

                             See accompanying notes.

ORGANETIX, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                         Accumulated
                                                          Common Shares       Additional                  During the
                                                     -----------------------   Paid-in     Subscription  Development   Shareholders'
                                                       Number      Amount      Capital      Receivable      Stage         Equity
                                                    -----------  -----------  -----------   -----------   -----------   -----------
At inception (May 28, 2003)                          12,362,056  $     1,236  $   298,764   $        --   $        --   $   300,000

Issuance at inception to founders                     7,200,000          720       71,280        (6,240)           --        65,760

Issuance pursuant to private placement                  640,000           64      159,936            --            --       160,000

Assignment of license agreement                       8,160,000          816    2,039,184            --            --     2,040,000

Additional shares issued pursuant to merger          48,000,000        4,800       (4,800)           --            --            --

Net loss for period from inception to
   December 31, 2003                                         --           --           --            --      (394,682)     (394,682)
                                                    -----------  -----------  -----------   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2003                         76,362,056        7,636    2,564,364        (6,240)     (394,682)    2,171,078

10% stock dividend                                    3,017,584          302         (302)           --            --            --

Issuance of shares for cash                           1,000,000          100      124,900            --            --       125,000

Regulation S offering                                   855,400           86       97,971            --            --        98,057

Issuance of shares for cash                             203,038           20       20,084            --            --        20,104

Issuance of shares for cash                           3,381,552          338      236,367            --            --       236,705

Shares issued in lieu of payment for legal services     142,857           14        9,986            --            --        10,000

Additional cash contributions received by the
   Company per agreement                                     --           --      500,000            --            --       500,000

Stock subscription received                                  --           --        6,240            --         6,240

Services received by Company - paid for by common
   shares previously issued and held in escrow               --           --      131,970            --            --       131,970

Net loss for year ended December 31, 2004                    --           --           --            --    (1,240,326)   (1,240,326)
                                                    -----------  -----------  -----------   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2004                         84,962,447  $     8,496  $ 3,685,340   $        --   $(1,635,008)  $ 2,058,828
                                                    ===========  ===========  ===========   ===========   ===========   ===========

                             See accompanying notes.

                                ORGANETIX, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                        For the
                                                                       Cumulative
                                                                       Period From                   For the Period
                                                                      Inception (May                 From Inception
                                                                       28, 2003) to    Year Ended     (May 28, 2003
                                                                       December 31,    December 31,  to December 31,
                                                                           2004           2004            2004
                                                                        -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(1,635,008)   $(1,240,326)   $  (394,682)

   Adjustment to reconcile net loss to net cash utilized by operating activities:
     Depreciation and amortization                                          103,500         59,750         43,750
     Compensatory shares                                                    148,210        148,210             --

   Changes in assets and liabilities:
     Research and development supplies                                      (72,108)       (57,108)       (15,000)
     Prepaid expenses                                                       (22,447)       (12,447)       (10,000)
     Accounts payable and accrued expenses                                   47,756         36,266         11,490
     Due to affiliates                                                      161,966        109,310         52,656
     Due to shareholders                                                         --       (122,261)       122,261
                                                                        -----------    -----------    -----------
        Net cash utilized by operating activities                        (1,268,131)    (1,078,606)      (189,525)
                                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment regarding license                                             (150,000)            --       (150,000)
     Capital expenditures                                                   (30,000)       (30,000)            --
                                                                        -----------    -----------    -----------
        Net cash utilized by investing activities                          (180,000)       (30,000)      (150,000)
                                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock to founders                                    65,760             --         65,760
     Proceeds from private placement of common stock                      1,139,866        979,866        160,000
     Cash received in merger                                                300,000             --        300,000
                                                                        -----------    -----------    -----------
        Net cash provided by financing activities                         1,505,626        979,866        525,760
                                                                        -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         57,495       (128,740)       186,235

         Cash, beginning of period                                               --        186,235             --
                                                                        -----------    -----------    -----------

CASH, END OF PERIOD                                                     $    57,495    $    57,495    $   186,235
                                                                        ===========    ===========    ===========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 -    DESCRIPTION OF COMPANY/OPERATIONS:

            Organetix, Inc. ("the Company" or "Organetix"), a Delaware Corporation, was incorporated on May 28, 2003.

            Organetix is a biotechnology company that has the exclusive worldwide license (see Note 6) for the formula of a proprietary medical discovery relating to the liver referred to as A4+L. The Company intends to patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical and will investigate the possibility of manufacturing a synthetic drug in an alliance with a major pharmaceutical partner. To date, the Company has been using this liver product to treat patients with Hepatitis
            C. Much like insulin being used for diabetes, this proprietary liver product does not cure Hepatitis C but clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus. This product may be useful for treating all liver disorders, and may also be useful as an anti-ager and anti-toxin and may someday help eliminate most liver transplants. Organetix intends to also specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a distinctive history of medicinal use.

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

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (b)   Statements of Cash Flows:

            For purposes of the statement of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

      (c)   Fair Value:

            The Company's financial instruments consist primarily of cash and cash equivalents and accounts payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.

      (d)   Fixed Assets:

            Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis over 5 years.

      (e)   Amortization - License Agreement:

            The cost of the license (see Note 6) is being amortized on the straight-line method over its contractual life of 40 years. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As of December 31, 2004, the Company believes that the carrying value of this license is fully recoverable.

      (f)   Research and Development Expenses:

            Research and development costs are charged to expense when incurred and aggregated $548,692 and $119,226 for the 2004 and 2003 periods.

      (g)   Income Taxes:

            The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

      (h)   Loss per Share:

            Basic and diluted earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (i)   Recent Accounting Pronouncements Affecting The Company:

            In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date
            (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

NOTE 3 -    RESEARCH AND DEVELOPMENT SUPPLIES:

            As of December 31, 2004, the Company had $72,108 in raw materials purchased and other costs incurred for production of its nutraceutical supplement which is currently being utilized in research. The Company only produced the nutraceutical supplement in Peru during the period of January 2004 through March 2004. The product manufactured is being used to continue the testing on the existing Hepatitis C patients along with other required testing.

NOTE 4 -    DUE TO AFFILIATE/SHAREHOLDERS:

            The Company is indebted to certain of its shareholders and an affiliate, Amma Corporation, for expenses (administrative and managerial costs) incurred in connection with the Company's operations from inception. These amounts are non-interest bearing and are payable on demand.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 5 -    INCOME TAXES:

                                                                              2004         2003
                                                                            ---------    ---------
            Deferred tax assets and liabilities consist of the following:
            Deferred tax assets:
              Net operating loss carry forwards                             $ 555,000    $ 134,000

              Less valuation allowance                                       (555,000)    (134,000)
                                                                            ---------    ---------
                                                                            $      --    $      --
                                                                            =========    =========

            At December 31, 2004, the Company had approximately $1,630,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2020. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2004 and 2003 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 6 -    ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS:

      (a)   License Agreement:

            On July 15, 2003, Amma Corporation ("Amma"), a privately held entity domiciled in Alberta, Canada, assigned all of its right, title and interest in and to the A4+L compound as defined in a License Agreement, dated June 5, 2003, between Amma and Dr. Jose Cabanillas Coral, a Canadian resident and citizen of Peru, to the Company in exchange for 8,160,000 shares of Company common stock.

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

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 7 -    STOCKHOLDERS' EQUITY:

            The Company has authorized 150 million shares of common stock, par value $.0001 per share.

            The following shares, aggregating 64,000,000, were issued in connection with the share exchange agreement described in Note 1:
            (i) in May 2003, the Company issued 7,200,000 shares of common stock to its founders, at a per share price of $.01, for aggregate proceeds of $72,000 of which $6,240 had not been received as of December 31, 2003, but was received by June 2004, (ii) in June 2003, the Company began offering its common stock in a private offering of such securities and, generated proceeds of $160,000, for the sale of 640,000 shares of its common stock at a per share price of $.25;
            (iii) in July 2003, the Company issued 8,160,000 shares of its common stock in connection with the assignment of a license agreement (see Note 6). These shares were deemed to have a fair value of $.25 per share at the time of issuance and (iv) in November 2003, the Company issued an additional 48 million shares pursuant to the share exchange agreement.

            During the year ended December 31, 2004, the Company declared and paid a 10% stock dividend to all shareholders, excluding the majority shareholder, AMMA Corporation, issuing 3,017,584 shares of its common stock in connection therewith. The Company also received $479,866 in proceeds from the sales of 5,439,990 shares of its common stock. In partial payment for legal services received, the Company issued 142,857 shares of common stock valued at $10,000. In connection with the reverse merger with Diamond International, Inc., Silvio Martini, the majority shareholder at the time, agreed to pay certain expenses of the Company from the shares retained by him. Such shares were placed in escrow and during the year, 2,500,000 shares were sold and transferred to 20 persons generating $500,000 of proceeds, which were then contributed to the Company as additional paid-in capital. Mr. Martini also transferred certain escrowed shares to consultants as payment for services provided to the Company. The value of these shares, $131,970, was recorded as additional paid-in capital.

            On January 2, 2004, the majority shareholder approved the adoption of the 2004 Omnibus Stock Option Plan under which 5,000,000 shares of Company common stock have been reserved for issuance. To date, no options have been granted under this plan.

NOTE 8 -    COMMITTMENTS:

            Leases:

            The Company leases space on a month-to-month basis in Calgary, Alberta, for its main offices, and in Peru, for manufacturing, research, bulk packaging and storage. Additional office space is also provided in New York, New York, by the Company's attorneys, at no cost. The Company is also renting on an annual basis a small business office located in Lima, Peru.

            Employment Agreements:

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

            On January 2, 2004, the Company entered into an Employment Agreement with Mr. L. B. (Brad) Clarke as a "senior executive" (the "Employment Agreement"). The Employment Agreement is for a 3-year term and provides for annual salaries of $120,000 for 2004, $180,000 for 2005 and $240,000 for 2006. Other remuneration under the Employment Agreement is a $700 per month automobile allowance and 30 days paid vacation. The Employment Agreement may be terminated for "cause".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountants are Lazar, Levine & Felix LLP, independent certified public accountants. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

As of the end of the period covering this Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". The Company's President conducted this evaluation by himself.

(i) Definition of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.

The Company recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, our sole officer and director believes that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our sole officer and director has concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the last fiscal quarter of 2004 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

Mr. Clarke is the sole officer and director of the Company. The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:


Name                   Age   Positions and Offices With The Company
-------                ---   --------------------------------------------------
L. B. (Brad) Clarke    49    Chairman of the Board; Chief Executive Officer;
                             President; and Secretary

Robert C. Howell       49    Executive Vice President andChief Financial Officer

Dr. Jose Cabanillas    49    Executive Vice President - Research & Development

The following is a biographical summary of the directors and officers of the
Company:

L.B. (Brad) Clarke, Chairman of the Board, President & CEO & Secretary

L.B. (BRAD) CLARKE, 49, has been President, Chief Executive Officer, Chief Financial Officer and Director of the Company since November 7, 2003. Prior to being President of Organetix, Inc., Mr. Clarke was CEO, President and Director for a private nutraceutical company called AMMA Corporation that explored and developed the research, harvesting, manufacturing, production and packaging for 11 different medicinal plant products internationally and in North America.

Mr.Clarke has over 28 years of business experience. For 23 of these years he has held various executive management positions throughout North America and internationally. His experience ranges from being on project management teams for mega projects to being the Chairman of a successful accounting and management consulting practice.

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

Robert C. Howell, CMA , Executive Vice President & Chief Financial Officer

Robert Howell, 49, has been Chief Financial Officer of the Company since November 30, 2004. In addition to his role with the Company, Mr. Howell has been President, CEO, COO, and Vice President of Finance and Treasurer/Secretary of Calmont Leasing, a national private company with over $80 million in sales per year.As the Senior Leader for Calmont Leasing since 1996, he has managed three companies and four branches throughout Western Canada in the areas of operations, finances, sales and marketing, customer relations and technology.

Some of his accomplishments included building and leading a team that took a company from $5 million in sales and 25 employees to a group of companies with $80 million in sales and over 250 employees. Profitability increased 5 - 9 times. Formulated, developed and created an infrastructure plan for a company which included new software technology and five new buildings. The plan was executed within a five-year timeframe.

Mr. Howell was also the Canadian Regional Director - Board of Directors for National Truck Leasing Association head quartered in Chicago, IL for a 3 year term. NTLA is an association of 126 Independent leasing Companies with 650 locations across North America with Annual sales of between 300 to 350 Million. He also Co-Chaired the Marketing Committee for Nationalease for three years. Mr. Howell's experience also includes terms as a Director of Calmont Leasing Ltd. for 10 years and a Director of The Society of Management Accountants of Alberta for 4 years.

Mr. Howell also has extensive experience with structuring offering memorandums and financing proposals as well as the implementation of corporate governance/risk analysis strategy, resulting in a more productive approach to risk management.

Mr. Howell was admitted into the Society of Management Accountants of Alberta in 1982.

Dr. Jose Cabanillas, MD, Executive Vice President - Research & Development

Dr. Jose Cabanillas, 49, is one of a handful of medical doctors in Peru working to integrate natural medicine with modern scientific medicine. His integrative approach to medicine takes the patient's whole being into account.

One of the primary tenets of Dr. Cabanillas' healing practices is preventative medicine. With a proper diet and lifestyle habits, Dr. Cabanillas believes that many health problems can be curbed before they begin and that when a problem does arise, the answer can be found in nature. For instance, the body can be flushed of parasites using resins derived from tropical plants.
As a doctor of integrated and preventative medicine, he considers it his duty to share his wealth of knowledge in a language that all can understand.

Dr. Cabanillas had always shared a profound bond with the Rainforest, the Andes and the Coastal Plains of Peru. In March of 1993, after a lifetime of involvement in the preservation of the Amazon, Jose, encountered a jungle area on the Suni Mirano Lake so rich in biodiversity that he purchased 169 hectares and founded the Isula Biological Preserve & Research Station.

Dr. Jose Cabanillas says, "For every gift we receive, thanks must be made. When you have been given the opportunity to learn from nature, some payment is expected. For me that payment is medicine. We are going away from nature. The only way to regain and keep our health is to get back to nature. Integrated and preventative medicine is the future of healing."

Director Positions in Other Public Companies

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

Code of Conduct

As the Board of Directors only has one director and the Company one employee and 14 consultants, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

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

The Company believes that Amma Corporation is the only executive officer, director and greater than ten percent (10%) beneficial owner of the Company. The Company believes that Amma Corporation complied with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2003 and 2004, respectively.

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2004 to the Company's sole Director and Executive Officer and its Chief Financial Officer:

Summary Compensation Table

                                                                       Long-Term
                                                                     Compensation
                                                                         Awards
                                                                     ------------
                                                                                    Securities
                                                                                    Underlying
                                                                                    Options (#)       All Other
Name and Principal Position                       Year        Salary     Bonus         /SARS         Compensation
---------------------------                       ----        ------     -----         -----         ------------
L. B. (Brad) Clarke -
Chairman of the Board, Chief Executive
Officer, President, Chief Executive
Officer and Secretary                             2003       $      0       0            0                0
                                                  2004        120,000       0         500,000(1)

Robert C. Howell - Executive Vice
   President & Chief Financial Officer            2004         15,000       0         200,000
Dr. Jose Cabanillas - Executive Vice
   President - Research & Development             2003        144,000       0            0
                                                  2004        144,000    12,000       500,000

(1) Options granted March 22, 2005 (in lieu of those granted January 2, 2004). Includes 100,000 options granted to Mr. Clarke's wife.

Directors' Compensation

During the fiscal year ended December 31, 2004 no fees were paid to our Director.

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

On June 5, 2003, Amma Corporation entered into an Amended Consulting Agreement with Dr. Jose Gonzalo Cabanillas Coral. Such Agreement was for a three year term at a fee of $12,000 per month to, Dr. Cabanillas, the consultant. Dr. Cabanillas was to provide general and research services. Such Agreement was assigned to the Organetix, Inc. on July 15, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners


The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at April 13, 2005, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group. Other than Mr. Clarke, each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

------------------------------------------------------------------------------------------------------
Title of Class            Name of Beneficial Owner      Shares of Common Stock        Percent of Class
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Common                    Stanley Druckenmiller                       4,400,000                 5.18%
------------------------------------------------------------------------------------------------------
Common                    Amma Corporation                           46,200,000                54.38%
------------------------------------------------------------------------------------------------------
Common                    Dr. Jose Cabanillas                         4,400,000                 5.18%
------------------------------------------------------------------------------------------------------
Common                    L.B. (Brad) Clarke(1)
------------------------------------------------------------------------------------------------------
Common                    Robert C. Howell(2)                           968,000                  1.0%
------------------------------------------------------------------------------------------------------
Directors and Officers
as a group(1)                                                        51,568,000                60.56%
------------------------------------------------------------------------------------------------------

(1) Mr. Brad Clarke, the sole Officer and Director of the Company, does not directly own any shares of the Company. However, Mr. Clarke is the principal shareholder of Amma Corporation which owns 46,200,000 shares of the Company and Mr. Clarke is also the principal shareholder of Lennox Resources Ltd. which owns 1,120,000 shares of the Company.

(2) In addition to the ownership indicated in the above table, Mr. Howell owns 6.49% of AMMA Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit  Exhibit
Number   Description

3.1.2    Amendment to Articles of Incorporation
10.1     Brad Clarke Employment Agreement, dated January 1, 2004
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On January 21, 2004, the Company filed a current report on Form 8-K/A whereby it amended an earlier filing on Form 8-K by including certain financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, the cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB aggregated $24,250.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.


/s/ L. B. (Brad) Clarke
-----------------------
Name: L. B. (Brad) Clarke
Title: Chief Executive Officer and President
Date: April 15, 2005


/s/ Robert C. Howell
--------------------
Name: Robert C. Howell
Title: Chief Financial Officer
Date: April 15, 2005