Form 10QSB
period 2005-03-31
Organetix
filed 2005-05-12
CIK 1106213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                        Commission file number 333-63432

                                 Organetix, Inc.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                  73-1556428
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

       Suite 200, 603 - 7th Avenue S.W., Calgary, Alberta, Canada T2P 2T5
              (Address of principal executive offices) (Zip Code)
               Issuer's telephone number: (403) 261-8888 ext# 224
                    (Address of principal executive offices)

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on May 10, 2005 was 84,962,447.

                                 ORGANETIX, INC.
                           A Development Stage Company


                                                                         PAGE(S)

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Balance Sheets - March 31, 2005 (unaudited) and
               December 31, 2004                                              3.

             Statements of Operations - Three Months Ended March 31,
               2005 and 2004 and the Period from Inception (May 28,
               2003) to March 31, 2005 (unaudited)                            4.

             Statements of Cash Flows - Three Months ended March 31,
               2005 and 2004 and the Period from Inception (May 28,
               2003) to March 31, 2005 (unaudited)                            5.

             Notes to Interim Financial Statements (unaudited)                6.

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9.

Item 3.   Controls and Procedures                                            12.


PART II   OTHER INFORMATION                                                  13.

          Signatures                                                         13.

          Exhibits

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                          March 31, 2005           December 31, 2004
                                                                            (Unaudited)                (Audited)
                                                                        ------------------        -------------------
                                     ASSETS

CURRENT ASSETS:
Cash                                                                     $       11,031              $       57,495
Research and development supplies                                                66,887                      72,108
Prepaid expenses                                                                 19,749                      22,447
                                                                        ----------------          --------------------
TOTAL CURRENT ASSETS                                                             97,667                     152,050

FIXED ASSETS:
Transportation equipment - net of accumulated depreciation of $7,500             22,500                      25,000
and $5,000 respectively

OTHER ASSETS:
License agreement - net of accumulated amortization                           2,077,812                   2,091,500
                                                                        ----------------          -------------------
                                                                         $    2,197,979              $    2,268,550
                                                                        ================          ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                    $       80,451              $       47,756
Due to affiliate                                                                206,966                     161,966
                                                                        ----------------          -------------------
TOTAL CURRENT LIABILITIES                                                       287,417                     209,722
                                                                        ----------------          -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.0001 par value; 150,000,000 shares authorized;
84,962,447 shares issued and outstanding in 2005 and 2004                         8,496                       8,496
Additional paid-in capital                                                    3,861,840                   3,685,340
Deficit accumulated during the development stage                             (1,959,774)                 (1,635,008)
                                                                        ----------------          -------------------
                                                                              1,910,562                   2,058,828
                                                                        ----------------          -------------------

                                                                          $   2,197,979              $    2,268,550
                                                                        ================          ===================


                             See accompanying notes

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        For the Cumulative Period
                                         From Inception (May 28,     Three months ending on      Three Months Ended
                                         2003) to March 31, 2005         March 31, 2005            March 31, 2004
                                        -------------------------    ----------------------      ------------------

REVENUES                                           $           --          $                -          $         --
                                        -------------------------    ----------------------      ------------------

COSTS AND EXPENSES:
Operating expenses- research facility                     156,236                    22,626                  17,000
Research and development expenses                         781,735                   113,817                  36,575
Consulting fees                                           236,528                    45,000                  35,000
Professional fees                                         209,016                    14,528                  17,765
Travel and accommodation                                  104,459                    13,201                  13,279
Telephone                                                  24,945                     2,614                   2,751
Insurance                                                  46,559                    12,137                      --
Rent                                                       22,299                     3,481                   3,175
Shipping expense                                            4,877                       560                     143
Office and other expense                                   90,923                    20,072                   8,088
Marketing and public relations                            162,509                    60,542                  20,400
Depreciation and amortization expense                     119,688                    16,188                  13,687
                                        -------------------------   -----------------------      ------------------
                                                        1,959,774                   324,766                 167,863
                                        -------------------------   -----------------------      ------------------


NET LOSS                                           $   (1,959,774)         $       (324,766)           $   (167,863)
                                        =========================   =======================      ==================
LOSS PER SHARE:

Basic and diluted                                  $         (.03)         $             --            $         --
                                        =========================    ======================      ==================
Weighted average number of common
shares outstanding                                     70,025,277                84,962,447              77,279,561
                                        =========================    ======================      ==================

                             See accompanying notes

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Cumulative
                                                             Period From Inception
                                                               (May 28, 2003) to      Three Months Ended      Three Months Ended
                                                                 March 31, 2005         March 31, 2005          March 31, 2004
                                                             ---------------------    ------------------      ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $   (1,959,774)          $  (324,766)          $    (167,863)
Adjustments to reconcile net loss to net cash utilized
by operating activities:
Depreciation and amortization                                              119,688                16,188                  13,687
Compensatory shares                                                        148,210                52,500                       0
Changes in assets and liabilities:
Research and development supplies                                         (66,887)                 5,221                (62,000)
Prepaid expenses                                                          (19,749)                 2,698                   5,000
Accounts payable and accrued expenses                                       80,451                32,695                 (7,107)
Due to affiliates                                                          206,966                45,000                  12,310
Due to shareholders                                                              0                     0                (63,592)
                                                             ---------------------    ------------------      ------------------
              Net cash utilized by operating activities                (1,491,095)             (170,464)               (269,565)
                                                             ---------------------    ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license                                                (150,000)                     0                       0
Capital expenditures                                                      (30,000)                     0                       0
                                                             ---------------------    ------------------      ------------------
              Net cash utilized by investing activities                  (180,000)                     0                       0
                                                             ---------------------    ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to founders                                        65,760                     0                       0
Proceeds from private placement of common stock                          1,316,366               124,000                 224,497
Cash received in merger                                                    300,000                     0                       0
                                                             ---------------------    ------------------      ------------------
              Net cash provided by financing activities                  1,682,126               124,000                 224,497
                                                             ---------------------    ------------------      ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        11,031              (46,464)                (45,068)
Cash, beginning of period                                                        0                57,495                 186,235
                                                             ---------------------    ------------------      ------------------
CASH, END OF PERIOD                                                $        11,031          $     11,031          $      141,167
                                                             =====================    ==================      ==================

                             See accompanying notes

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005


                                       13
NOTE 1 -  DESCRIPTION OF COMPANY/OPERATIONS:

          Organetix, Inc. ("the Company" or "Organetix"), a Delaware Corporation, was incorporated on May 28, 2003. The Company is a biotechnology company that has the exclusive worldwide license (see
          Note 4) for the formula of a proprietary medical discovery relating to the liver referred to as A4+L. The Company intends to patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical and will investigate the possibility of manufacturing a synthetic drug in an alliance with a major pharmaceutical partner. To date, the Company has been using this liver product to treat patients with Hepatitis C. Much like insulin being used for diabetes, this proprietary liver product does not cure Hepatitis C but clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus. This product may be useful for treating all liver disorders, and may also be useful as an anti-ager and anti-toxin and may someday help eliminate most liver transplants. Organetix intends to also specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a distinctive history of medicinal use.

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

          In the opinion of management, the accompanying unaudited interim consolidated financial statements of Organetix, Inc. ("the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004 and the period from inception (May 28, 2003) to March 31, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America

NOTE 2 -  RESEARCH AND DEVELOPMENT SUPPLIES:

          As of March 31, 2005, the Company had $66,887 in raw materials purchased and other costs incurred for production of its nutraceutical supplement which is currently being utilized in research. The Company only produced the nutraceutical supplement in Peru during the period of January 2004 through March 2004. The product manufactured is being used to continue the testing on the existing Hepatitis C patients along with other required testing.


NOTE 3 -  DUE TO AFFILIATE/SHAREHOLDERS:

          The Company is indebted to an affiliate, Amma Corporation, for expenses (administrative and managerial costs) incurred in connection with the Company's operations from inception. This amount is non-interest bearing and are payable on demand.


NOTE 4 -  ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS:

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

NOTE 5 -  STOCKHOLDERS' EQUITY:

          In connection with the reverse merger with Diamond International, Inc., Silvio Martini, the majority shareholder at the time, agreed to pay certain expenses of the Company from the shares retained by him. Such shares were placed in escrow and during the three months ending March 31, 2005, 620,000 shares were sold and transferred to 7 persons generating $124,000 of proceeds, which were then contributed to the Company as additional paid-in capital. Mr. Martini also transferred certain escrowed shares to consultants as payment for services provided to the Company. The value of these shares, $52,500, was recorded as additional paid-in capital.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

OVERVIEW

Organetix, Inc. http://www.organetixinc.com; (OTCBB: OGTX) is a biotechnology company that has the exclusive worldwide license for the formula of a proprietary medical discovery relating to the liver referred to as A4+L. The A4+L liver treatment is an all natural organic botanical formula. Organetix will patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical and will investigate the possibility of manufacturing a synthetic drug in an alliance with a major pharmaceutical partner.

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

The objective of our clinical study was to determine the effectiveness of A4+L on the quality of life of Hepatitis C patients. It was designed by independent doctors in the USA and Peru and was conducted in Peru on North American patients. These patients were directly under care and supervision of doctors and nurses for approximately four weeks.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

The Company has since commenced the phytochemistry, pharmacology and the technology processes relating to the A4+L liver product.

In addition to treating Hepatitis C, the Company's A4+L liver product may be useful in treating cirrhosis, liver cancer and toxic liver patients. Researchers are also requesting us to test our liver treatment as an adjunct product to help patients who are being treated with chemotherapy and or interferon drugs.

Organetix, Inc. has received positive independent laboratory results from tests conducted in Germany, Spain, and Argentina, which significantly confirms the effectiveness of our A4+L liver product. Successful results from these laboratory tests are significant in supporting management's decision to continue further laboratory and patient testing.

In summary, to date Organetix Inc., has successful results supporting this product in the following areas:

Laboratory Testing has reported:

     -   A4+L does not damage human DNA.
     -   A4+L is a powerful Anti-Toxin
     -   A4+L is a powerful Anti-Oxidant
     -   A4+L is proliferating cell growth

Blood Testing has shown there was a significant increase in prothrombin activity and serum cholinesterase which supports increased protein synthesis by liver and a decrease in the degradation of the liver.

3D Ultrasounds, MRI, Cat scans and Biopsies before and after taking A4+L are reporting significant physical changes in the structure and size of livers treated.

Depression: The severity of depression at the start of the study ranged from borderline in 10% of the subjects, mild to moderate depression in 80%, and severe depression in 10%. By the end of the study period significant improvement in depression was noted and 90% of the subjects had become free of depression. Noteworthy is the reported change in the Beck Depression Inventory score. The scoring reported is unusual in population norms.

Health-Related Quality of Life Burden: In general, use of A4+L was accompanied by significantly improved health-related quality of life in study subjects by Day 14. By Day 28, the functional status and well-being of study subjects were restored completely to normal levels. The score improvements observed in this study by Day 28 were on average larger than two standard deviations for nearly all health-related quality of life scales, which has rarely been observed in the thousands of treatment studies of other chronic diseases involving the SF-36 Health Survey.

Clinical symptoms: Study subjects showed a significant improvement in most of their symptoms. This included improvement in fatigue, right upper quadrant pain and tenderness, dyspepsia, nausea-vomiting, indigestion, headache, muscle and joint/bone pain.

Organetix Inc. recently announced the results from a recent one hundred cell study which was designed to investigate the possible genotoxicity of A4+L liver product. The test focused on the primary culture of human lymphocytes using the Comet Assay to evaluate the damage to the genetic material.
The study concluded that our A4+L liver product doesn't induce damage to the DNA in human lymphocytes. The results are a positive step in evidencing that the A4+L liver product is safe for human consumption.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

The following describes the Company's immediate priorities:

1. Register patents and research synthesis of the existing nutraceuticals and bioceuticals from the licensed liver product;

2. Complete a larger placebo controlled clinical study of Hepatitis C and Cirrhosis patients;

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

Operating costs for the period from inception to March 31, 2005 aggregated $1,959,774. This includes costs incurred in research and development of $781,735, operating expenses for our research facility in Peru of $156,236 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $445,544. As a result of the above we realized a cumulative loss of $1,959,774 or $0.03 per share.

Operating costs for the three-month period ended March 31, 2005 aggregated $324,766. This includes costs incurred in research and development of $113,817, operating expenses for our research facility in Peru of $22,626 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $59,528. As a result of the above we realized a loss of $324,766 for the three-month period ended March 31, 2005 or $0 per share.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2005, net cash used to fund operating activities totaled $1,491,095, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,682,126. For the three-month period ended March 31, 2005, net cash used to fund operating activities totaled $170,464 and net cash provided by financing activities totaled $124,000.

The Company has not generated revenues and has financed its operations to date through the sale of securities and has received $1,316,366 from such sales from inception to March 31, 2005. To date, the Company has also paid $150,000 towards its license for the A4+L compound. Cash on hand was $11,031 as of March 31, 2005.


The Company is presently seeking to raise between $2 to $5 million in order to fund research, phytochemistry, clinical studies, patents, manufacturing, marketing and to fund the Company's exclusive option to purchase the intellectual property for the A4+L liver product. Organetix, Inc. has signed a Private Placement Agreement with an investment banker and anticipates being in a position to close at least the minimum of such Placement by the end of June 2005.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation, when applicable. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits

         31.1 Certification of Chief Executive Officer
         31.2 Certification of Principal Financial Officer
         32.1 Certification of Chief Executive Officer
         32.2 Certification of Principal Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.

/s/ L. B. (Brad) Clarke
-----------------------------
Name: L. B. (Brad) Clarke
Title: Chief Executive Officer
Date:  May 10, 2005


/s/ Robert C. Howell
-----------------------------
Name: Robert C. Howell
Title: Chief Financial Officer
Date: May 10, 2005