Form 10QSB
period 2005-06-30
Organetix
filed 2005-08-15
CIK 1106213

ORGANETIX, INC.
                          (A Development Stage Company)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                        Commission file number 333-63432

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on August 5, 2005 was 85,332,447.

                               ORGANETIX, INC.
                           (A Development Stage Company)
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 JUNE, 30 2005

                                 ORGANETIX, INC.
                           A Development Stage Company


                                                                         PAGE(S)

PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements:

              Balance Sheets - June 30, 2005 (unaudited)
                and December 31, 2004                                       3.

              Statements of Operations - Six Months Ended
               June 30, 2005 and 2004 and the Period from
               Inception (May 28, 2003) to June 30, 2005 (unaudited)        4.

              Statements of Cash Flows - Six Months ended
               June 30, 2005 and 2004 and the Period from
               Inception (May 28, 2003) to June 30, 2005 (unaudited)        5.

              Notes to Interim Financial Statements (unaudited)             6.

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9.

Item 3.     Controls and Procedures                                         12.


PART II     OTHER INFORMATION                                               13.

            Signatures                                                      13.

            Exhibits

                               ORGANETIX, INC.
                           (A Development Stage Company)
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 JUNE, 30 2005


                                                                          June 30, 2005 (unaudited)          December 31, 2004
                                                                          ---------------------------    --------------------------

                                                              ASSETS
CURRENT ASSETS:
Cash                                                                                          $4,700                       $57,495
Research and development supplies                                                             61,914                        72,108
Prepaid expenses                                                                              54,240                        22,447
                                                                          ---------------------------    --------------------------
TOTAL CURRENT ASSETS                                                                         120,854                       152,050

FIXED ASSETS:
Transportation equipment                                                                      20,000                        25,000

OTHER ASSETS:
License agreement - net of accumulated amortization                                        2,064,125                     2,091,500
                                                                          ---------------------------    --------------------------

                                                                                          $2,204,979                    $2,268,550
                                                                          ===========================    ==========================

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                       $202,595                       $47,756
Due to affiliate                                                                             251,966                       161,966
Due to shareholders
Due to Peru - Operations                                                                       6,200
Loan Payable                                                                                  99,325
                                                                          ---------------------------    --------------------------
TOTAL CURRENT LIABILITIES                                                                    560,086                       209,722
                                                                          ---------------------------    --------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.0001 par value; 150,000,000 shares authorized; 84,962,447 and
76,362,056 shares issued and outstanding in 2004 and
2003, respectively                                                                             8,496                         8,496
Additional paid-in capital                                                                 3,861,841                     3,685,340
Subscription receivable                                                                                                     -
Deficit accumulated during the development stage                                         (2,225,443)                   (1,635,008)
                                                                          ---------------------------    --------------------------
                                                                                           1,644,894                     2,058,828
                                                                          ---------------------------    --------------------------

                                                                                          $2,204,979                    $2,268,550
                                                                          ===========================    ==========================

                               ORGANETIX, INC.
                           (A Development Stage Company)
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 JUNE, 30 2005


                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                          For the Cumulative
                                              Period From               Six months ended
                                          Inception (May 28,             June on June 30,        Six months ended June
                                         2003) to June 30, 2005                2005                on June 30, 2004
                                         ----------------------      ----------------------    ------------------------
REVENUES                                               (1,110)                     (1,110)                           0
                                         ----------------------      ----------------------    ------------------------

COSTS AND EXPENSES:
Operating expenses - research facility                 174,236                      40,626                      44,790
Research and development expenses                      877,665                     209,747                     332,637
Consulting fees                                        281,528                      90,000                      60,000
Professional fees                                      262,896                      68,408                      49,065
Travel and accommodations                              109,504                      18,246                      22,085
Telephone                                               25,937                       3,606                       6,112
Insurance                                               57,329                      22,907                       4,170
Rent                                                    25,952                       7,134                       7,652
Shipping expense                                         5,229                         912                         825
Office and other expense                               105,202                      34,351                      16,420
Marketing and public relations                         162,980                      61,013                      20,562
Depreciation and amortization expense                  135,875                      32,375                      27,375
                                         ----------------------      ----------------------    ------------------------
                                                     2,224,333                     589,325                     591,693
                                         ----------------------      ----------------------    ------------------------


NET LOSS                                          ($2,225,443)                  ($590,435)                  ($591,693)
                                         ======================      ======================    ========================


LOSS PER SHARE:

Basic and diluted                                                                                               (0.01)
                                         ======================      ======================    ========================

Weighted average number of common
shares outstanding                                                                                          47,656,991
                                         ======================      ======================    ========================

                               ORGANETIX, INC.
                           (A Development Stage Company)
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 JUNE, 30 2005


                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                For the Cumulative
                                                              Period From Inception  Six months ending   Six months ending
                                                                  (May 28, 2003) to      June 30, 2005     June 30, 2004
                                                                     June 30, 2005         (unaudited)       (unaudited)
                                                                    ---------------    ---------------    ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 (2,225,443)          (590,435)          (591,693)
Adjustment to reconcile net loss to net cash utilized by
operating activities:
Depreciation and amortization                                               135,875             32,375             27,375
Compensatory shares                                                         148,210              6,000
Changes in assets and liabilities:
Research and development supplies                                           (61,914)            10,194            (77,000)
Prepaid expenses                                                            (54,240)           (31,793)            (9,822)
Accounts payable and accrued expenses                                       202,595            154,839              6,990
Due to affiliates                                                           251,966             90,000             42,310
Due to shareholders                                                               0                  0            (80,592)
Due to Peru - Operations                                                      6,200              6,200                  0
                                                                    ---------------    ---------------    ---------------
                        Net cash utilized by operating activities        (1,596,751)          (328,620)          (676,432)
                                                                    ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license                                                  (150,000)                 0                  0
Capital expenditures                                                        (30,000)                 0            (30,000)
                                                                    ---------------    ---------------    ---------------
                        Net cash utilized by investing activities          (180,000)                 0            (30,000)
                                                                    ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to founders                                         65,760                  0
Proceeds from private placement of common stock                           1,316,366            176,501            778,106
Cash received in merger                                                     300,000                  0
Loan Payable                                                                 99,325             99,325
                                                                    ---------------    ---------------    ---------------
                        Net cash provided by financing activities         1,781,451            275,826            778,106
                                                                    ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          4,700            (52,794)            71,674
Cash, beginning of period                                                         0                  0            186,235
                                                                    ---------------    ---------------    ---------------
                                              CASH, END OF PERIOD             4,700            (52,794)           257,909
                                                                    ---------------    ---------------    ---------------

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS:

      Organetix, Inc. ("the Company" or "Organetix"), a Delaware Corporation, was incorporated on May 28, 2003. The Company is a biotechnology company that has the exclusive worldwide license (see Note 4) for the formula of a proprietary medical discovery relating to the liver referred to as A4+L. The Company intends to patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical and will investigate the possibility of manufacturing a synthetic drug in an alliance with a major pharmaceutical partner. To date, the Company has been using this liver product to treat patients with Hepatitis C and to treat cancer patients who are being treated with chemotherapy. Much like insulin being used for diabetes, this proprietary liver product does not cure Hepatitis C but clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the Hepatitis C virus and or despite liver damage and toxicity while taking chemotherapy. This product may be useful for treating all liver disorders, and may also be useful as an anti-ager and anti-toxin and may someday help eliminate most liver transplants. Organetix intends to also specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a distinctive history of medicinal use.

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

      In the opinion of management, the accompanying unaudited interim consolidated financial statements of Organetix, Inc. ("the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of June 30, 2005 and the results of its operations and its cash flows for the three months ended June 30, 2005 and 2004 and the period from inception (May 28, 2003) to June 30, 2005. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America

                               ORGANETIX, INC.
                           (A Development Stage Company)
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 JUNE, 30 2005


NOTE 2 - RESEARCH AND DEVELOPMENT SUPPLIES:

      As of June 30, 2005, the Company had $61,914 in raw materials purchased and other costs incurred for production of its nutraceutical supplement which is currently being utilized in research. The Company only produced the nutraceutical supplement in Peru during the period of January 2004 through March 2004. The product manufactured is being used to continue the testing on the existing Hepatitis C patients and cancer patients being treated with chemotherapy along with other required testing.


NOTE 3 - DUE TO AFFILIATE/SHAREHOLDERS:

      The Company is indebted to affiliates, AMMA Corporation, Clarke Management Services Inc. and Joint Venture Management Inc. for expenses (administrative and managerial costs) incurred in connection with the Company's operations from inception. This amount is non-interest bearing and are payable on demand.


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

                               ORGANETIX, INC.
                           (A Development Stage Company)
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 JUNE, 30 2005


NOTE 5 - STOCKHOLDERS' EQUITY:

      In connection with the reverse merger with Diamond International, Inc., Silvio Martini, the majority shareholder at the time, agreed to pay certain expenses of the Company from the shares retained by him. Such shares were placed in escrow and during the six months ending June 30, 2005, 620,000 shares were sold and transferred to 7 persons generating $124,000 of proceeds, which were then contributed to the Company as additional paid-in capital. Mr. Martini also transferred certain escrowed shares to consultants as payment for services provided to the Company. The value of these shares, $52,500, was recorded as additional paid-in capital.

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

Organetix Inc. has also
recently received positive independent medical and laboratory results from a test conducted in Peru on a chemotherapy patient diagnosed with lung cancer and metastasis on the liver. This patient received the A4+L liver product while taking her 5th through her 32nd treatment of chemotherapy.
After 15 days of taking A4+L along with her chemotherapy treatments, her nausea and fatigue disappeared completely and her appetite was restored. She recorded a weight gain of 7 kilograms.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

The following describes the Company's immediate priorities:

1. Register patents and research synthesis of the existing nutraceuticals and bioceuticals from the licensed liver product;

2. Complete a larger placebo controlled clinical study of Hepatitis C, Cirrhosis and on Chemotherapy patients;

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

Operating costs for the six-month period from inception June 30, 2005 aggregated $2,224,333. This includes costs incurred in research and development of $877,665, operating expenses for our research facility in Peru of $174,236 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $544,424. As a result of the above we realized a cumulative loss of $2,225,443 or $0.03 per share.

Operating costs for the six-month period ended June 30, 2005 aggregated $589,325. This includes costs incurred in research and development of $209,747, operating expenses for our research facility in Peru of $40,626 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $158,408. As a result of the above we realized a loss of $590,435 for the six-month period ended June 30, 2005 or $0.00 per share.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2005, net cash used to fund operating activities totaled $1,596,751, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,781,451. For the six-month period ended June 30, 2005, net cash used to fund operating activities totaled $328,620 and net cash provided by financing activities totaled $275,826.

The Company has not generated revenues and has financed its operations to date through the sale of securities and has received $1,316,366 from such sales from inception to June 30, 2005. To date, the Company has also paid $150,000 towards its license for the A4+L compound. Cash on hand was $4,700 as of June 30, 2005.


The Company is presently seeking to raise between $2 to $5 million in order to fund research, phytochemistry, clinical studies, patents, manufacturing, marketing and to fund the Company's exclusive option to purchase the intellectual property for the A4+L liver product. Organetix, Inc. has signed a Private Placement Agreement with an investment banker and anticipates being in a position to close at least the minimum of such Placement by the end of September 2005.


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


ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As a result of the Company's lack of available cash and in consideration of the minimal number of transactions in the recent reporting period, it has declined retaining its independent auditor to review its financial statements enclosed with this Quarterly Report. At such time that the Company completes its proposed financing and is a position to properly compensate its independent auditor for review its quarterly financial statements, it will do so.

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

ORGANETIX, INC.

/s/ L. B. (Brad) Clarke
-----------------------------
Name: L. B. (Brad) Clarke
Title: Chief Executive Officer
Date:  August 15, 2005


/s/ Robert C. Howell
-----------------------------
Name: Robert C. Howell
Title: Chief Financial Officer
Date: August 15, 2005