Form 10QSB
period 2005-09-30
Organetix
filed 2005-11-22
CIK 1106213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                        Commission file number 333-63432

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on November 15, 2005 was 86,382,447

                                 ORGANETIX, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                         PAGE(S)

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Balance Sheets - September 30, 2005 (unaudited) and
                December 31, 2004                                            3.

            Statements of Operations - Nine and Three Months Ended
                September 30, 2005 and the Period from Inception
                (May 28, 2003) to September 30, 2005                         4.

            Statements of Cash Flows - Nine Months Ended
                September 30, 2005 and the Period from Inception
                (May 28, 2003) to September 30, 2005                         5.

            Notes to Interim Financial Statements (unaudited)                6.

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          9.

Item 3.   Controls and Procedures                                            13.


PART II   OTHER INFORMATION

          Signatures                                                         14.

          Exhibits                                                           15.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        September 30,       December 31,
                                                                            2005               2004
                                                                      ----------------     ---------------
                                                                         (unaudited)         (audited)
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                             $          5,365     $        57,495
     Research and development supplies                                          56,941              72,108
     Prepaid expenses                                                           32,925              22,447
                                                                      ----------------     ---------------

TOTAL CURRENT ASSETS                                                            95,231             152,050

FIXED ASSETS:
     Transportation equipment - net of accumulated
     depreciation of $12,500                                                    17,500              25,000

OTHER ASSETS:
     License agreement - net of accumulated amortization                     2,050,438           2,091,500
                                                                      ----------------     ---------------

                                                                      $      2,163,168     $     2,268,550
                                                                      ================     ===============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            $        232,985     $        47,756
     Due to affiliate                                                          296,966             161,966
     Due to shareholders
     Convertible Note Payable                                                  150,000
     Loan Payable                                                               84,325
                                                                      ----------------     ---------------

TOTAL CURRENT LIABILITIES                                                      764,276             209,722
                                                                      ----------------     ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock,  $.0001 par value;  150,000,000 shares
     authorized; 86,382,447 issued and outstanding.                              8,496               8,496
     Additional paid-in capital                                              3,861,841           3,685,340
     Subscription receivable                                                       -
     Deficit accumulated during the development stage                       (2,471,445)         (1,635,008)
                                                                      ----------------     ---------------
                                                                             1,398,892           2,058,828
                                                                      ----------------     ---------------

                                                                      $      2,163,168     $     2,268,550
                                                                      ================     ===============

                             See accompanying notes.

                                                                         Page 3.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Period
                                                   From Inception                         Three Months      For the Period
                                                   (May 28, 2003)     Nine Months            Ended         From Inception
                                                    to September    Ended September      September 30,   (May 28, 2003) to
                                                      30, 2005          30, 2005              2005        September 30, 2004
                                                   -------------    ---------------      -------------   -------------------
REVENUES                                           $     (1,565)     $(1,565)            $ (455)         $          -
                                                   -------------     --------------      -------------   ---------------

COSTS AND EXPENSES:
     Operating expenses - research facility        193,472           59,862              19,236                  111,930
     Research and development expenses             971,526           303,608             93,861                  529,901
     Consulting fees                               326,528           135,000             45,000                  154,528
     Professional fees                             277,896           83,408              15,000                  127,506
     Travel and accommodations                     115,410           24,152              5,906                    73,364
     Telephone                                     29,642            7,311               3,705                    18,860
     Insurance                                     68,645            34,223              11,315                   33,270
     Rent                                          29,459            10,641              3,507                    15,390
     Shipping expense                              5,721             1,404               492                       2,797
     Office and other expense                      120,839           49,988              15,637                   40,890
     Marketing and public relations                178,678           76,711              15,698                   21,189
     Depreciation and amortization expense         152,063           48,563              16,188                   87,313
                                                   -------           ------              -------          --------------
                                                   2,469,878         834,870             245,545               1,216,938
                                                   ---------         -------             --------         --------------


NET LOSS                                           $ (2,471,443)     $    (836,435)      $   (246,000)    $   (1,216,938)
                                                   =============     ==============      =============    ===============

LOSS PER SHARE:

     Basic and diluted                             $       (.03)     $        (.01)      $       -        $        (0.02)
                                                   =============     ==============      =============    ===============

     Weighted average number of common
     shares outstanding                               86,382,447          86,382,447             -            63,662,798
                                                   =============     ===============     =============    ===============

                            See accompanying notes.

                                                                         Page 4.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the Period                      For the Period
                                                                        From Inception                      From Inception
                                                                        (May 28, 2003)      Nine Months     (May 28, 2003)
                                                                         to September     Ended September    to September
                                                                           30, 2005          30, 2005          30, 2004
                                                                       -----------------  ---------------   ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $     (2,471,443)      $ (836,435)     $(1,216,938)

   Adjustment to reconcile net loss to net cash utilized by
    operating activities:
     Depreciation and amortization                                              152,063           48,563           87,313
     Compensatory shares                                                        148,210                            14,000

   Changes in assets and liabilities:
     Research and development supplies                                         (56,941)           15,167          (92,000)
     Prepaid expenses                                                          (32,925)          (10,478)         (20,303)
     Accounts payable and accrued expenses                                      232,985          185,229               73
     Due to affiliates                                                          296,966          135,000          124,966
     Due to shareholders                                                                                             -
                                                                       ----------------------------------------------------
        Net cash utilized by operating activities                            (1,731,086)        (462,954)      (1,102,889)
                                                                       ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment regarding license                                                 (150,000)               -         (150,000)
     Capital expenditures                                                       (30,000)                          (30,000)
                                                                       ----------------------------------------------------
        Net cash utilized by investing activities                              (180,000)                         (180,000)
                                                                       ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock to founders                                         65,760               -           65,760
     Proceeds from private placement of common stock                           1,316,367         176,501          965,106
     Cash received in merger                                                     300,000               -          300,000
     Convertible Note Payable                                                    150,000         150,000             -
     Loan Payable                                                                 84,325          84,325             -
                                                                       ----------------------------------------------------
        Net cash provided by financing activities                              1,916,451         410,826        1,330,866
                                                                       ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               5,365         (52,128)          47,977

         Cash, beginning of period                                                  -                                -
                                                                       ----------------------------------------------------

CASH, END OF PERIOD                                                              $ 5,365       $ (52,128)         $47,977
                                                                       ----------------------------------------------------

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

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of Organetix, Inc. ("the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of September 30, 2005 and the results of its operations and its cash flows for the nine months ended September 30, 2005 and the period from inception (May 28, 2003) to September 30, 2005. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 2 - RESEARCH AND DEVELOPMENT SUPPLIES:

         As of September 30, 2005, the Company had $56,941 in raw materials purchased and other costs incurred for production of its nutraceutical supplement which is currently being utilized in research. The Company only produced the nutraceutical supplement in Peru during the period of January 2004 through March 2004. The product manufactured is being used to continue the testing on the existing Hepatitis C patients and cancer patients being treated with chemotherapy along with other required testing.


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


NOTE 6 - LOAN PAYABLE:

         On July 5, 2005, the Company received a Bridge Note in the aggregate amount of $150,000 from three (3) various shareholders in exchange for a 20% Convertible Promissory Note. In addition, the noteholders received an aggregate of 150,000 shares of common stock. The Note is convertible into shares of Common Stock, the specific terms and price are to be determined.

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

Operating costs from inception to September 30, 2005 aggregated $2,471,443. This includes costs incurred in research and development of $971,526, operating expenses for our research facility in Peru of $193,472 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $604,424. As a result of the above we realized a cumulative loss of $2,471,443 or $0.03 per share.

Operating costs for the nine-month period ended September 30, 2005 aggregated $834,870. This includes costs incurred in research and development of $303,608, operating expenses for our research facility in Peru of $59,862 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $218,408. As a result of the above we realized a loss of $836,435 for the nine-month period ended September 30, 2005 or $0.01 per share.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2005, net cash used to fund operating activities totaled $1,731,086, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,916,451. For the nine-month period ended September 30, 2005, net cash used to fund operating activities totaled $462,954 and net cash provided by financing activities totaled $410,826.

The Company has not generated revenues and has financed its operations to date through the sale of securities and has received $1,316,367 from such sales from inception to September 30, 2005. To date, the Company has also paid $150,000 towards its license for the A4+L compound. Cash on hand was $5,365 as of September 30, 2005.

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As a result of the Company's lack of available cash and in consideration of the minimal number of transactions in the recent reporting period, it has declined retaining its independent auditor to review its financial statements enclosed with this Quarterly Report. At such time that the Company completes its proposed financing and is a position to properly compensate its independent auditor for review of its quarterly financial statements, it will do so.

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

ORGANETIX, INC.

/s/ L. B. (Brad) Clarke
-----------------------------
Name: L. B. (Brad) Clarke
Title: Chief Executive Officer
Date:  November 15, 2005


/s/ Robert C. Howell
-----------------------------
Name: Robert C. Howell
Title: Chief Financial Officer
Date: November 15, 2005