Form 10QSB/A
period 2005-06-30
Organetix
filed 2005-12-29
CIK 1106213

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on December 23, 2005 was 86,382,447.

                                 ORGANETIX, INC.
                           A Development Stage Company

                                                                                                              PAGE(S)
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004                                      3.

           Statements of Operations (unaudited) - Six and Three Months Ended June 30, 2005 and 2004
            and the Period from Inception (May 28, 2003) to June 30, 2005                                        4.

           Statements of Cash Flows (unaudited) - Six Months ended June 30, 2005 and 2004 and the
            Period from Inception (May 28, 2003) to June 30, 2005                                                5.

           Notes to Interim Financial Statements (unaudited)                                                     6.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   9.

Item 3.  Controls and Procedures                                                                                13.

PART II  OTHER INFORMATION                                                                                      14.

         Signatures                                                                                             14.

         Exhibits

                             See accompanying notes.

Part 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                                       June 30,         December 31,
                                                                                                        2005               2004
                                                                                                     (unaudited)         (Audited)
                                                                                                     -----------        -----------
                                                              ASSETS
CURRENT ASSETS:
Cash                                                                                                 $     4,700        $    57,495
Research and development supplies                                                                         61,914             72,108
Prepaid expenses                                                                                          54,240             22,447
                                                                                                     -----------        -----------
TOTAL CURRENT ASSETS                                                                                     120,854            152,050

FIXED ASSETS:
Transportation equipment - net of accumulated depreciation of $10,000 and $5,000                          20,000             25,000
respectively

OTHER ASSETS:
License agreement - net of accumulated amortization of $125,875 and $98,500                            2,064,125          2,091,500
respectively
                                                                                                     -----------        -----------
                                                                                                     $ 2,204,979        $ 2,268,550
                                                                                                     ===========        ===========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                                $   202,595        $    47,756
Due to affiliate                                                                                         251,966            161,966
Due to Peru - Operations                                                                                   6,200                 --
Loan Payable                                                                                              99,325                 --
                                                                                                     -----------        -----------
TOTAL CURRENT LIABILITIES                                                                                560,086            209,722
                                                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.0001 par value; 150,000,000 shares authorized; 84,962,447  shares
issued and outstanding in 2005 and 2004                                                                    8,496              8,496
Additional paid-in capital                                                                             3,861,840          3,685,340
Deficit accumulated during the development stage                                                      (2,225,443)        (1,635,008)
                                                                                                     -----------        -----------
                                                                                                       1,644,893          2,058,828
                                                                                                     -----------        -----------
                                                                                                     $ 2,204,979        $ 2,268,550
                                                                                                     ===========        ===========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the
                                                   Cumulative
                                                   Period From
                                                   Inception
                                                     (May 28,       Six months      Three months      Six months      Three months
                                                    2003) to           ended            ended            ended           ended
                                                  June 30, 2005    June 30, 2005    June 30, 2005    June 30, 2004    June 30, 2004
                                                  -------------    -------------    -------------    -------------    -------------

REVENUES                                           $          0     $          0     $          0     $          0     $          0
                                                   ------------     ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
Operating expenses - research facility                  174,236           40,626           18,000           44,790           27,790
Research and development expenses                       877,665          209,747           95,930          332,637          296,062
Consulting fees                                         281,528           90,000           45,000           60,000           25,000
Professional fees                                       262,896           68,408           53,880           49,065           31,300
Travel and accommodations                               109,504           18,246            5,045           22,085            8,806
Telephone                                                25,937            3,606              992            6,112            3,361
Insurance                                                57,329           22,907           10,770            4,170           18,992
Rent                                                     25,952            7,134            3,653            7,652            4,477
Shipping expense                                          5,229              912              352              825              682
Office and other expense                                106,312           35,461           15,389           16,420            8,332
Marketing and public relations                          162,980           61,013              471           20,562              162
Depreciation and amortization expense                   135,875           32,375           16,187           27,375           13,688
                                                   ------------     ------------     ------------     ------------     ------------
                                                      2,225,443          590,435          265,669          591,693          438,652
                                                   ------------     ------------     ------------     ------------     ------------

NET LOSS                                           $ (2,225,443)    $   (590,435)    $   (265,669)    $   (591,693)    $   (438,652)
                                                   ============     ============     ============     ============     ============

LOSS PER SHARE:


Basic and diluted                                                   $      (0.01)    $         --     $      (0.01)    $      (0.01)
                                                                    ============     ============     ============     ============

Weighted average number of common
shares outstanding                                                    84,962,447       84,962,447       47,656,991       81,382,807
                                                                    ============     ============     ============     ============

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Cumulative
                                                                   Period From Inception   Six months ending    Six months ending
                                                                     (May 28, 2003) to       June 30, 2005        June 30, 2004
                                                                       June 30, 2005          (unaudited)          (unaudited)
                                                                   ---------------------   -----------------    -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(2,225,443)          $  (590,435)          $  (591,693)
Adjustment to reconcile net loss to net cash utilized by
operating activities:
Depreciation and amortization                                               135,875                32,375                27,375
Compensatory shares                                                         148,210                     0                 6,000
Changes in assets and liabilities:
Research and development supplies                                           (61,914)               10,194               (77,000)
Prepaid expenses                                                            (54,240)              (31,793)               (9,822)
Accounts payable and accrued expenses                                       202,595               154,839                 6,990
Due to affiliates                                                           251,966                90,000                42,310
Due to shareholders                                                               0                     0               (80,592)
Due to peru -operations                                                       6,200                 6,200                     0
                                                                        -----------           -----------           -----------
                        Net cash utilized by operating activities        (1,596,751)             (328,620)             (676,432)
                                                                        -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license                                                  (150,000)                    0                     0
Capital expenditures                                                        (30,000)                    0               (30,000)
                                                                        -----------           -----------           -----------
                        Net cash utilized by investing activities          (180,000)                    0               (30,000)
                                                                        -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to founders                                         65,760                     0                     0
Additional contribution to capital                                        1,316,366               176,500               778,106
Cash received in merger                                                     300,000                     0                     0
Loan payable                                                                 99,325                99,325                     0
                                                                        -----------           -----------           -----------
                        Net cash provided by financing activities         1,781,451               275,825               778,106
                                                                        -----------           -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          4,700               (52,795)               71,674
Cash, beginning of period                                                         0                57,495               186,235
                                                                        -----------           -----------           -----------
CASH, END OF PERIOD                                                     $     4,700           $     4,700           $   257,909
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

            "Organetix"), a Delaware Corporation, was incorporated on May 28, 2003. The Company is a biotechnology company that has the exclusive worldwide license (see Note 4) for the formula of a proprietary medical discovery relating to the liver referred to as A4+L. The Company intends to patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical and will investigate the possibility of manufacturing a synthetic drug in an alliance with a major pharmaceutical partner. To date, the Company has been using this liver product to treat patients with Hepatitis C as well as cancer patients who are being treated with chemotherapy. Much like insulin being used for diabetes, this proprietary liver product does not cure Hepatitis C but clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the Hepatitis C virus and or despite liver damage and toxicity while taking chemotherapy. This product may be useful for treating all liver disorders, and may also be useful as an anti-ager and anti-toxin and may someday help eliminate most liver transplants. Organetix intends to also specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a distinctive history of medicinal use.

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

            In the opinion of management, the accompanying unaudited interim consolidated financial statements of Organetix, Inc. ("the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of June 30, 2005 and the results of its operations and its cash flows for the six and three months ended June 30, 2005 and 2004 and the period from inception (May 28, 2003) to June 30, 2005. Operating results for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 3 -    DUE TO AFFILIATE/SHAREHOLDERS:

            The Company is indebted to affiliates, AMMA Corporation, Clarke Management Services Inc. and Joint Venture Management Inc. for expenses (administrative and managerial costs) incurred in connection with the Company's operations from inception. These amount are non-interest bearing and are payable on demand.

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

NOTE 5 -    STOCKHOLDERS' EQUITY:

            In connection with the reverse merger with Diamond International, Inc., Silvio Martini, the majority shareholder at the time, agreed to pay certain expenses of the Company from the shares retained by him. Such shares were placed in escrow and during the six months ending June 30, 2005, 620,000 shares were sold and transferred to 7 persons aggregating $124,000 of proceeds, which were then contributed to the Company as additional paid-in capital. Mr. Martini also transferred certain escrowed shares to consultants as payment for services provided to the Company. The value of these shares, $52,500, was recorded as additional paid-in capital.

NOTE 6 -    GOING CONCERN

            As shown in the accompanying financial statements, the Company has incurred continuing losses and has a negative working capital of $439,232 at June 30, 2005. The ability of the Company to continue as a going concern is dependent on obtaining financing and generating cash flow from operations. The Company is actively pursuing additional financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating costs from inception to June 30, 2005 aggregated $2,225,443. This includes costs incurred in research and development of $877,665, operating expenses for our research facility in Peru of $174,236 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $544,424. As a result of the above we realized a cumulative loss of $2,225,443.

Operating costs for the six-month period ended June 30, 2005 aggregated $590,435. This includes costs incurred in research and development of $209,747, operating expenses for our research facility in Peru of $40,626 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $158,408. As a result of the above we realized a loss of $590,435 for the six-month period ended June 30, 2005 or $0.01 per share.

Operating costs for the three month period ended June 30, 2005 aggregated $265,669. This includes costs incurred in research and development of $95,930, operating expenses for our research facility in Peru of $18,000 and fees paid to various professionals for research as well as attorneys and accounting in the collective amount of $98,880. As a result of the above, we realized a loss of $265,669 for the three-month period ended June 30, 2005.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2005, net cash used to fund operating activities totaled $1,596,751, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,781,451. For the six-month period ended June 30, 2005, net cash used to fund operating activities totaled $328,620 and net cash provided by financing activities totaled $275,825.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to depreciation, amortization, income taxes and contingencies and litigation, when applicable. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


ORGANETIX, INC.

/s/ L. B. (Brad) Clarke
-----------------------------
Name: L. B. (Brad) Clarke
Title: Chief Executive Officer
Date:  December 28, 2005


/s/ Robert C. Howell
-----------------------------
Name: Robert C. Howell
Title: Chief Financial Officer
Date: December 28, 2005