Form 10QSB/A
period 2005-09-30
Organetix
filed 2005-12-29
CIK 1106213

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on December 23, 2005 was 86,382,447

                                 ORGANETIX, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                                                              PAGE(S)
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004                                 3.

          Statements of Operations (unaudited) - Nine and Three Months Ended September 30, 2005
           and 2004 and the Period from Inception (May 28, 2003) to September 30, 2005                          4.

          Statements of Cash Flows (unaudited)- Nine Months Ended September 30, 2005 and 2004
           and the Period from Inception (May 28, 2003) to September 30, 2005                                   5.

          Notes to Interim Financial Statements (unaudited)                                                     6.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  9.

Item 3.  Controls and Procedures                                                                               13.

PART II  OTHER INFORMATION

         Signatures                                                                                            14.

         Exhibits                                                                                              15.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                                      September 30,     December 31,
                                                                                                          2005              2004
                                                                                                       -----------      -----------
                                                                                                       (unaudited)        (audited)
                                                              - ASSETS -
CURRENT ASSETS:
     Cash                                                                                              $     5,365      $    57,495
     Research and development supplies                                                                      56,941           72,108
     Prepaid expenses                                                                                       38,125           22,447
                                                                                                       -----------      -----------

TOTAL CURRENT ASSETS                                                                                       100,431          152,050

FIXED ASSETS:
     Transportation equipment - net of accumulated depreciation of $12,500 and
     $5,000 respectively                                                                                    17,500           25,000

OTHER ASSETS:
     License agreement - net of accumulated amortization of $139,563 and
     $98,500 respectively                                                                                2,050,437        2,091,500
                                                                                                       -----------      -----------

                                                                                                       $ 2,168,368      $ 2,268,550
                                                                                                       ===========      ===========

                                                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                             $   232,985      $    47,756
     Due to affiliate                                                                                      296,966          161,966
     Interest payable                                                                                        5,917               --
     Convertible note payable                                                                              150,000               --
     Loan payable                                                                                           84,325               --
                                                                                                       -----------      -----------

TOTAL CURRENT LIABILITIES                                                                                  770,193          209,722
                                                                                                       -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common  stock, $.0001 par value; 150,000,000 shares authorized; 85,582,447
     and 84,962,447 issued and outstanding for 2005 and 2004 respectively                                    8,558            8,496
     Additional paid-in capital                                                                          3,950,179        3,685,340
     Deficit accumulated during the development stage                                                   (2,560,562)      (1,635,008)
                                                                                                       -----------      -----------
                                                                                                         1,398,175        2,058,828
                                                                                                       -----------      -----------

                                                                                                       $ 2,168,368      $ 2,268,550
                                                                                                       ===========      ===========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         For the
                                       Cumulative
                                       Period From
                                     Inception (May    Nine Months    Three Months     Nine Months     Three Months
                                      28, 2003) to        Ended           Ended           Ended           Ended
                                      September 30,     September      September 30,    September      September 30,
                                          2005           30,2005           2005          30, 2004           2004
                                       ------------    ------------    ------------    ------------    ------------
REVENUES                               $          0    $          0    $          0    $          0    $          0
                                       ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
Operating expenses - research               193,472          59,862          19,236          68,670          23,880
facility
Research and development expenses           971,526         303,608          93,861         410,675          78,038
Consulting fees                             326,528         135,000          45,000          90,000          30,000
Professional fees                           277,896          83,408          15,000          67,065          18,000
Travel and accommodations                   115,410          24,152           5,906          50,547          28,462
Telephone                                    29,642           7,311           3,705           9,053           2,941
Insurance                                    68,645          34,223          11,315          28,667          24,497
Rent                                         29,459          10,641           3,507           9,852           2,200
Shipping expense                              5,721           1,404             492           1,077             252
Office and other expense                    122,405          51,554          16,093          21,900           5,478
Interest expense and financing costs         23,217          23,217          23,217              --              --
Marketing and public relations              244,578         142,611          81,598          21,187             627
Depreciation and amortization               152,063          48,563          16,188          43,563          16,188
expense
                                       ------------    ------------    ------------    ------------    ------------
                                          2,560,562         925,554         335,118         822,256         230,563
                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                               $ (2,560,562)   $   (925,554)   $   (335,118)   $   (822,256)   $   (230,563)
                                       ============    ============    ============    ============    ============

LOSS PER SHARE:

Basic and diluted                                      $      (0.01)   $         --    $      (0.01)   $         --
                                                       ============    ============    ============    ============

Weighted average number of common
shares outstanding                                       85,082,007      85,317,230      88,480,357      84,580,766
                                                       ============    ============    ============    ============

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  For the
                                                                                  Cumulative
                                                                                 Period From
                                                                                   Inception          Nine Months      Nine Months
                                                                                (May 28, 2003) to   Ended September  Ended September
                                                                               September 30, 2005      30, 2005         30, 2004
                                                                               ------------------    -------------   ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(2,560,562)       $  (925,554)       $  (822,256)

Adjustment to reconcile net loss to net cash utilized by
operating activities:
Depreciation and amortization                                                         152,063             48,563             43,563
Compensatory shares                                                                   236,610             88,400             14,000
Changes in assets and liabilities:
Research and development supplies                                                     (56,941)            15,167            (77,000)
Prepaid expenses                                                                      (38,125)           (15,678)           (10,303)
Accounts payable and accrued expenses                                                 238,903            191,147            (11,417)
Due to affiliates                                                                     296,966            135,000             72,310
Due to shareholders                                                                         0                  0           (122,261)
                                                                                  -----------        -----------        -----------
                      Net cash utilized by operating activities                    (1,731,086)          (462,955)          (913,364)
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license                                                            (150,000)                 0                  0
Capital expenditures                                                                  (30,000)                 0            (30,000)
                                                                                  -----------        -----------        -----------
                      Net cash utilized by investing activities                      (180,000)                 0            (30,000)
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to founders                                                   65,760                  0                  0
Additional Contribution to Capital                                                  1,316,366            176,500            805,106
Cash received in merger                                                               300,000                  0                  0
Convertible Note Payable                                                              150,000            150,000                  0
Loan Payable                                                                           84,325             84,325                  0
                                                                                  -----------        -----------        -----------
                      Net cash provided by financing activities                     1,916,451            410,825            805,106
                                                                                  -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    5,365            (52,130)          (138,258)
Cash, beginning of period                                                                   0             57,495            186,235
                                                                                  -----------        -----------        -----------

CASH, END OF PERIOD                                                               $     5,365        $     5,365        $    47,977
                                                                                  ===========        ===========        ===========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               September 30, 2005

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

            In the opinion of management, the accompanying unaudited interim consolidated financial statements of Organetix, Inc. ("the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of September 30, 2005 and the results of its operations and its cash flows for the nine and three months ended September 30, 2005, respectively and the period from inception (May 28, 2003) to September 30, 2005. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 5 -    STOCKHOLDERS' EQUITY:

            In connection with the reverse merger with Diamond International, Inc., Silvio Martini, the majority shareholder at the time, agreed to pay certain expenses of the Company from the shares retained by him. Such shares were placed in escrow and during the nine months ending September 30, 2005, 620,000 shares were issued to 7 persons for services rendered for a total of $124,000 of proceeds, which were then contributed to the Company as additional paid-in capital. Mr. Martini also transferred certain escrowed shares to consultants as payment for services provided to the Company. The value of these shares, $52,500, was recorded as additional paid-in capital.

            In July 2005, 150,000 shares of common stock valued at $22,500 were issued in connection with a bridge note (see Note 6).

            In August 2005, 470,000 shares of common stock value at $65,900 were issued for services rendered to the Company.

NOTE 6 -    LOAN PAYABLE:

            On July 5, 2005, the Company received a bridge note in the aggregate amount of $150,000 from three (3) various shareholders in exchange for a 20% convertible promissory note. In addition, the noteholders received an aggregate of 150,000 shares of common stock, which was valued at $22,500 (FMV at date of issuance). The note is convertible into shares of common stock, the specific terms and price are to be determined.

NOTE 7 -    GOING CONCERN:

            As shown in the accompanying financial statements, the Company has incurred continuing losses and has a negative working capital of $669,762 at September 30, 2005. The ability of the Company to continue as a going concern is dependent on obtaining financing and generating cash flow from operations. The Company is actively pursuing additional financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operating costs from inception to September 30, 2005 aggregated $2,560,562. This includes costs incurred in research and development of $971,526, operating expenses for our research facility in Peru of $193,472 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $604,424. As a result of the above we realized a cumulative loss of $2,560,562.

Operating costs for the nine-month period ended September 30, 2005 aggregated $925,554. This includes costs incurred in research and development of $303,608, operating expenses for our research facility in Peru of $59,862 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $218,408. As a result of the above we realized a loss of $925,554 for the nine-month period ended September 30, 2005 or $0.01 per share.

Operating costs for the three-month period ended September 30, 2005 aggregated $335,118. This includes costs incurred in research and development of $93,861, operating expenses for our research facility in Peru of $19,236 and fees paid to various professionals for research as well as our attorneys and accountants in the collective amount of $60,000. As a result of the above we realized a loss of $335,118 for the three-month period ended September 30, 2005.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2005, net cash used to fund operating activities totaled $1,731,086, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,916,451. For the nine-month period ended September 30, 2005, net cash used to fund operating activities totaled $462,955 and net cash provided by financing activities totaled $410,825.

The Company has not generated revenues and has financed its operations to date through the sale of securities and has received $1,316,366 from such sales from inception to September 30, 2005. To date, the Company has also paid $150,000 towards its license for the A4+L compound. Cash on hand was $5,365 as of September 30, 2005.

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