Form 10KSB
period 2005-12-31
Organetix
filed 2006-04-21
CIK 1106213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005                     Commission File
                                                                Number 000-29461

                                 ORGANETIX, INC.
                 (Name of small business issuer in its charter)


           Delaware                                       73-1556428
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

        603 - 7th Avenue S.W., Suite 200Calgary, Alberta, Canada T2P 2T5
               (Address of principal executive offices) (Zip Code)
                 Issuer's telephone number: (403) 261-8888 x224
         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
   Title of Each Class                                 on Which Registered
          NONE                                                NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 10, 2006 was approximately $834,861 based on 33,394,447 shares of common stock. The number of shares of Common Stock of the registrant outstanding on April 10, 2006 was 86,382,447.

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

To date, Organetix, Inc. has been using this liver product to treat patients with Hepatitis C for those taking chemotherapy. This proprietary liver product does not cure Hepatitis C but clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus.

This product may be useful for treating many liver disorders, and may be useful as an anti-ager and anti-toxin.

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

The objective of a 10 patient study completed in 2004 was to determine the effectiveness of A4+L on the quality of life of Hepatitis C patients. It was designed by independent doctors in the USA and Peru and was conducted in Peru on North American patients. These patients were directly under care and supervision of doctors and nurses for approximately four weeks.

Based on the results reported by the USA doctors, who tested and examined the patients at the beginning and at the end of the study, it was concluded that there was success in the areas of depression, health-related quality of life burden, clinical symptoms, and within blood results relating to the prothrombin activity and the serum cholinesterase.

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

In addition to treating Hepatitis C patients, the Company's A4+L liver product may be useful in treating cirrhosis, liver cancer and toxic liver patients. Researchers are also requesting us to test our liver treatment as an adjunct product to help patients who are being treated with chemotherapy and or interferon drugs.

In summary, to date Organetix Inc., has results supporting this product in the following areas:

Laboratory Testing has reported:

      -     A4+L does not damage human DNA.
      -     A4+L is a powerful Anti-Toxin
      -     A4+L is a powerful Anti-Oxidant
      -     A4+L is proliferating cell growth

Blood Testing has shown there was a significant increase in prothrombin activity and serum cholinesterase, which supports increased protein synthesis by liver and a decrease in the degradation of the liver.

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

A one hundred cell study, which was designed to investigate the possible genotoxicity of A4+L liver product focused on the primary culture of human lymphocytes using the Comet Assay to evaluate the damage to the genetic material.

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

Similar results were reported on an inoperable breast cancer patient in Calgary, Alberta, Canada while she was being treated with FEC Chemotherapy to reduce large tumors so that she could undergo a mastectomy.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol OGTX. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2004 through April 13, 2006. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.


                                               High Close           Low Close
                                               ----------           ---------
        2004
        First Quarter                            $0.90               $ 0.37
        Second Quarter                            0.60                 0.31
        Third Quarter                             0.57                 0.35
        Fourth Quarter                            0.49                 0.35

        2005
        First Quarter                             0.49                 0.25
        Second Quarter                            0.35                 0.14
        Third Quarter                             0.17                 0.07
        Fourth Quarter                            0.11                 0.009

        2006
        First Quarter                             0.07                 0.01
        Second Quarter to April 13                0.07                 0.01

(b) The approximate number of holders of the Common Stock of the Company as of April 10, 2006 was 1,545.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2005. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) On March 22, 2005, the Company planned to issue but has not yet issued 5,000,000 options to purchase a total of 5,000,000 shares of common stock at a price of $0.40 per share pursuant to our 2004 Omnibus Stock Option Plan wherein we have reserved 5,000,000 shares for issuance under such Plan. These options to purchase that number of shares of Common Stock is for consultants, advisers and management of the Company. At the time the Company issues these options, a new price per share will be amended to a price based on the average of the three highest closing bid prices of the common stock over the last 30 trading days. The January 2, 2004 plan to issue 5,950,000 options to purchase that number of shares was amended to 5,000,000 options as a result of a change in the Company's compensation plans.

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

RESULTS OF OPERATIONS

Due to the inability of the Company to close funding, the Company is in default of its License Agreement dated July 15, 2003 with AMMA Corporation, and with the assignment of a consulting agreement, dated June 1, 2001 with AMMA Corporation relating to Dr. Jose Cabanillas. The Company is also in default of its employment agreement with its President & CEO, L.B.(Brad) Clarke. The Company has also not been able to pay its consulting obligations for Robert Howell, Dennis Chan, John Garcia, as well as professional fees owed to the Company's ex-auditors, Lazar Levine & Felix LLP and its present attorneys, Rubin, Bailin, Ortoli LLP as well as its other accounts, loans and notes payable. To date all parties have deferred payments owed to them in the hope that the Company will successfully secure funding to pay back such debts and continue operations.

Fund Raising Activities

The Company hopes to finalize its fund raising activities in the second quarter of 2006. The basic terms of such fund raising activities would be a minimum of $500,000 and a maximum of $7,000,000 through a variable price convertible note, merger and or the sale of common shares which may combine common stock and warrants. If funding cannot be concluded the Company may have to file for bankruptcy and or re-organize accordingly.

Otherwise, we are currently in the development stage and have generated no revenues to date. Our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest in the A4+L compound. During 2003 the Company completed a reverse acquisition of Diamond International Group Inc., changed its name to Organetix, Inc., changed its OTC-BB symbol to OGTX and began a new harvest of materials necessary to begin formulating new bulk inventories of the A4+L liver product in 2004. We have financed our operations to date through the sale of our securities and affiliates of our shareholders have provided administrative services for which we have been billed.

Operating costs for the period from inception to December 31, 2005 aggregated $2,904,367. This includes costs incurred in research and development of $1,117,017, operating expenses for our research facility in Peru of $211,059 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $310,500. As a result of the above we realized a cumulative loss of $2,904,367or $.03 per share.

Operating costs for the twelve-month period ended December 31, 2005 aggregated $1,269,359. This includes costs incurred in research and development of $449,099, operating expenses for our research facility in Peru of $77,449 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $116,012. As a result of the above we realized a loss of $1,269,359 for the twelve-month period ended December 31, 2005 or $.01 per share.

Ongoing Product Development and Patenting

The Company is continuing to prepare to file patents. Upon the closing of sufficient funding, the following describes the Company's immediate priorities:

1. Register patents and research synthesis of the existing nutraceuticals and bioceuticals from the licensed liver product;

2. Complete a larger placebo controlled clinical study of Hepatitis C, Cirrhosis and on Chemotherapy patients;

3. Sub-license, sell, market and distribute the licensed liver products with strategic partners; and

4. Develop new nutraceuticals and bioceuticals from the licensed liver product.

Organetix has established a pipeline to many plant based medicines through medical doctors in Peru and other parts of the world. We are in the process of researching, developing and preparing to patent bioactive compounds and their unique formulas and processes from plants having a unique history of medicinal use. Nutraceuticals and Bioceuticals are the foundations for the new and exciting drugs to be discovered in the 21st Century.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements Affecting The Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter, which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

                                ORGANETIX, INC.
                           A Development Stage Company


                                      INDEX

                                                                                                  Page(S)

Report of Registered Public Accounting Firm                                                        F - 2
Financial Statements:

Balance Sheets as of December 31, 2005 and 2004                                                    F - 3

Statements  of  Operations  for the two years  ended  December  31,  2005 and
2004 and for the period May 28, 2003 (inception) to December 31, 2005                              F - 4

Statement of Shareholders' Equity for the Period from Inception (May 28, 2003)
to December 31, 2005                                                                               F - 5

Statement  of Cash  Flows for the two years  ended  December  31,  2005 and 2004
and for the  period  May 28, 2003 (inception) to December 31, 2005                                 F - 6

Notes to Financial Statements                                                                F-7 to F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Organetix, Inc.
New York, New York

We have audited the accompanying balance sheets of Organetix, Inc. (a development stage company) as of December 31, 2005 and 2004, the related statements of operations, shareholders' equity and its cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Organetix, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, to the financial statements, the Company has accumulated net losses since inception of $2,904,367 and a negative working capital of $962,380 at December 31, 2005 and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                      /s/  Meyler & Company, LLC



Middletown, NJ
April 20, 2006

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                   ASSETS                                                     December 31,
                                                                                    --------------------------------
                                                                                       2005                  2004
                                                                                    -----------          -----------
CURRENT ASSETS:
Cash                                                                                $     3,279          $    57,495
Research and development supplies                                                             0               72,108
Prepaid expenses                                                                         18,859               22,447
                                                                                    -----------          -----------
TOTAL CURRENT ASSETS                                                                     22,138              152,050

FIXED ASSETS:
Transportation equipment - Net of accumulated depreciation of $15,000 and
$5,000 respectively                                                                      15,000               25,000

OTHER ASSETS:
License agreement - net of accumulated amortization of $153,250 and $98,500
respectively                                                                          2,036,750            2,091,500
                                                                                    -----------          -----------
                                 TOTAL ASSETS                                       $ 2,073,888          $ 2,268,550
                                                                                    ===========          ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible note payable                                                            $   150,000          $         0
Note payable to an individual                                                            16,200                    0
Accounts payable                                                                        157,152               47,756
Accrued salaries to officers                                                            483,966              161,966
Interest Payable                                                                         15,720                    0
Due to related parties                                                                  161,480                    0
                                                                                    -----------          -----------
TOTAL CURRENT LIABILITIES                                                               984,518              209,722
                                                                                    -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $.0001 par value; 150,000,000 shares authorized; 86,382,447
and 84,962,447 shares issued and outstanding in 2005 and 2004, respectively               8,638                8,496
Additional paid-in capital                                                            3,985,099            3,685,340

Deficit accumulated during the development stage                                     (2,904,367)          (1,635,008)
                                                                                    -----------          -----------
TOTAL SHAREHOLDERS EQUITY                                                             1,089,370            2,058,828
                                                                                    -----------          -----------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 2,073,888          $ 2,268,550
                                                                                    ===========          ===========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                  Year Ended December 31,
                                              -------------------------------       ------------
                                                  2005               2004          For the Period
                                                                                 From May 28, 2003
                                                                                   (Inception) to
                                                                                    Dec. 31, 2005
                                              -------------------------------       ------------
REVENUES                                      $          0       $          0       $          0
                                              ------------       ------------       ------------
COSTS AND EXPENSES:
Operating expenses - research facility              77,449             90,350            211,059
Research and development expenses                  449,099            548,692          1,117,017
Consulting fees                                    187,000            127,000            378,528
Professional fees                                  116,012            134,047            310,500
Travel and accommodations                           29,452             68,441            120,710
Telephone                                           10,141             12,524             32,472
Interest expense                                    38,390                 --             38,390
Insurance                                           46,950             29,819             81,372
Rent                                                14,247             13,280             33,065
Shipping expense                                     1,826              2,597              6,143
Office and other expense                            64,787             51,859            135,638
Marketing and public relations                     169,256            101,967            271,223
Depreciation and amortization expense               64,750             59,750            168,250
                                              ------------       ------------       ------------
                                                 1,269,359          1,240,326          2,904,367
                                              ------------       ------------       ------------

NET LOSS                                      $ (1,269,359)      $ (1,240,326)      $ (2,904,367)
                                              ============       ============       ============
LOSS PER SHARE:

Basic and diluted                             $      (0.01)      $      (0.01)      $      (0.03)
                                              ============       ============       ============
Weighted average number of common
shares outstanding                              85,351,488         82,793,477         64,773,574
                                              ============       ============       ============

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                       STATEMENT OF SHARE HOLDERS' EQUITY
                  May 28, 2003 (Inception) to December 31, 2005

                                                                                                          Deficit
                                                                                                       Accumulated
                                                                           Additional                   During the
                                                    Common Shares           Paid-in     Subscription   Development     Shareholders'
                                                 Number        Amount       Capital      Receivable       Stage           Equity
                                              -----------   -----------   -----------    -----------    -----------    -----------
At inception (May 28, 2003)                    12,362,056   $     1,236   $   298,764    $        --    $        --    $   300,000

Issuance at inception to founders               7,200,000           720        71,280         (6,240)            --         65,760

Issuance pursuant to private placement            640,000            64       159,936             --             --        160,000

Assignment of license agreement                 8,160,000           816     2,039,184             --             --      2,040,000
Additional shares issued pursuant to merger    48,000,000         4,800        (4,800)            --             --             --
Net loss for period from inception to
December 31, 2003                                      --            --            --             --       (394,682)      (394,682)
                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2003                   76,362,056         7,636     2,564,364         (6,240)      (394,682)     2,171,078
10% stock dividend                              3,017,584           302          (302)            --             --             --
Issuance of shares for cash                     1,000,000           100       124,900             --             --        125,000
Regulation S offering                             855,400            86        97,971             --             --         98,057

Issuance of shares for cash                       203,038            20        20,084             --             --         20,104

Issuance of shares for cash                     3,381,552           338       236,367             --             --        236,705
Shares issued in lieu of payment for legal
services                                          142,857            14         9,986             --             --         10,000
Additional cash contributions received by
the Company per agreement                              --            --       500,000             --             --        500,000

Stock subscription received                            --            --            --          6,240             --          6,240
Services received by Company - paid for by
common shares previously issued and held
in escrow                                              --            --       131,970             --             --        131,970
Net loss for year ended December 31, 2004              --            --            --             --     (1,240,326)    (1,240,326)
                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2004                   84,962,447         8,496     3,685,340             --     (1,635,008)     2,058,828
Additional cash contributions received by
the Company per agreement                              --            --       124,000             --             --        124,000
Issuance of shares as additional
consideration for convertible loan                150,000            15        22,485             --             --         22,500
Services received by Company - paid for by
common shares previously issued and held
in escrow                                       1,270,000           127       153,274             --             --        153,401
Net loss for year ended December 31, 2005              --            --            --             --     (1,269,359)    (1,269,359)
                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2005                   86,382,447   $     8,638   $ 3,985,099    $         0    $(2,904,367)   $ 1,089,370
                                              ===========   ===========   ===========    ===========    ===========    ===========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                        For the Period
                                                                                                          From May 28,
                                                                                                             2003
                                                                For the year         For the year       (Inception) to
                                                                ended Dec.31        ended Dec. 31,        December 31,
                                                                    2005                2004                 2005
                                                                -----------          -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(1,269,359)         $(1,240,326)         $(2,904,367)
Adjustment to reconcile net loss to net cash utilized
by operating activities:
Depreciation and amortization                                        64,750               59,750              168,250
Compensatory shares                                                 175,901              148,210              324,111
Changes in assets and liabilities:
Research and development supplies                                    72,108              (57,108)                   0
Prepaid expenses                                                      3,588              (12,447)             (18,859)
Accounts payable                                                    109,396               36,266              157,152
Accrued salaries to officers                                        322,000              109,310              483,966
Due to shareholders                                                 161,480             (122,261)             161,480
Increase in accrued interest                                         15,720                    0               15,720
                                                                -----------          -----------          -----------
     Net cash used by operating activities                         (344,416)          (1,078,606)          (1,612,547)
                                                                -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license                                                 0                    0             (150,000)
Capital expenditures                                                      0              (30,000)             (30,000)
                                                                -----------          -----------          -----------
     Net cash used by investing activities                                0              (30,000)            (180,000)
                                                                -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to founders                                      0                    0               65,760
Additional Contribution to Capital                                  124,000              979,866            1,263,866
Cash received in merger                                                   0                    0              300,000
Convertible Note Payable                                            150,000                    0              150,000
Note Payable to Individual                                           16,200                    0               16,200
                                                                -----------          -----------          -----------
     Net cash provided by financing activities                      290,200              979,866            1,795,826
                                                                -----------          -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (54,216)            (128,740)               3,279
Cash, beginning of period                                            57,495              186,235                    0
                                                                -----------          -----------          -----------
        CASH, END OF PERIOD                                     $     3,279          $    57,495          $     3,279
                                                                ===========          ===========          ===========

                             See accompanying notes.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS

      Organetix, Inc. ("the Company" or "Organetix"), a Delaware Corporation, was incorporated on May 28, 2003.

      Organetix is a biotechnology company that has the exclusive worldwide license (see Note 8) for the formula of a proprietary medical discovery relating to the liver referred to as A4+L. The Company intends to patent, research, develop, produce and sell this proprietary liver product initially as a nutraceutical and will investigate the possibility of manufacturing a synthetic drug in an alliance with a major pharmaceutical partner. To date, the Company has been using this liver product to treat patients with Hepatitis C. This proprietary liver product does not cure Hepatitis C but clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus. This product may be useful for treating many liver disorders, and may also be useful as an anti-ager and anti-toxin. Organetix intends to also specialize in researching, developing and patenting bioactive compounds and their unique formulas and processes from plants having a distinctive history of medicinal use.

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

      As shown in the accompanying financial statements, the Company has incurred net losses of $2,904,367 since inception and has a negative working capital of $962,380 at December 31, 2005. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

      (e) Amortization - License Agreement:

      The cost of the license (see Note 6) is being amortized on the straight-line method over its contractual life of 40 years. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As of December 31, 2005, the Company believes that the carrying value of this license is fully recoverable.

      (f) Research and Development Expenses:

      Research and development costs are charged to expense when incurred and aggregated $449,099 and $548,692 for the 2005 and 2004 periods.

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

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

      (h) Loss per Share:

      Basic and diluted earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period.

      (i) Recent Accounting Pronouncements Affecting The Company:

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter, which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or
      (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either
      (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Non-monetary Assets." APB No. 29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

      In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No 154") which replaces APB Opinion No. 20, "Accounting changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - RESEARCH AND DEVELOPMENT SUPPLIES:

      As of December 31, 2004, the Company had $72,108 in raw materials purchased and other costs incurred for production of its nutraceutical supplement, which is currently being utilized in research. The Company only produced the nutraceutical supplement in Peru during the period of January 2004 through March 2004. The product manufactured is being used to continue the testing on the existing Hepatitis C patients along with other required testing. During 2005, the existing inventory had been utilized for the continued product testing.

NOTE 4 - CONVERTIBLE NOTE PAYABLE:

      On July 6, 2005 the Company entered into three convertible promissory notes with three individuals who are also shareholders of the Company for an aggregate of $150,000. The note was to bridge the Company for 90 days while it closed a proposed private placement memorandum with an investment banker in New Jersey, which did not materialize due to a significant drop in the Company's share price in the second quarter of 2005. The note bears interest at the rate of 20% per annum and was due within 90 days of the note date. The note is currently in default. Additionally, these individuals received 150,000 shares of the Company's restricted common stock as additional consideration for making an unsecured loan to the Company.

      The terms of the conversion were based upon the proposed private placement memorandum which did not materialize and thus the Company does not have definitive conversion terms. The Company plans to reach amicable terms with the note holders relating to the terms of conversion or the Company will re-pay the $150,000 plus interest accrued.

NOTE 5 - NOTE PAYABLE TO INDIVIDUAL:

      The Company in April 2005 borrowed $16,200 from an individual who is also a shareholder of the Company. This amount represents advances for working capital in order to continue operations. The loan is non-interest bearing to December 31, 2005, is unsecured and has no specific repayment date.

NOTE 6 - RELATED PARTY TRANSACTIONS:

      At December 31, 2005 the Company is indebted to the President, Chief Executive Officer and Director through his related companies for $161,480. This amount represents advances for working capital in order to continue operations. These advances as of December 31, 2005 are non-interest bearing, have no specific maturity date and are unsecured.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 7 - INCOME TAXES:

                                                                                       2005                  2004
                                                                                  --------------       ---------------
      Deferred tax assets and liabilities consist of the following:

      Deferred tax assets:
        Net operating loss carry forwards                                         $      675,000       $       555,000

        Less valuation allowance                                                        (675,000)             (555,000)
                                                                                  --------------       ---------------
                                                                                  $           --       $            --
                                                                                  ==============       ===============

      At December 31, 2005, the Company had approximately $2,700,000 of net operating loss carry forwards ("NOL's") available, which expires in years beginning in 2021. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2005 and 2004 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 8 - ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS:

      (a) License Agreement:

      On July 15, 2003, Amma Corporation ("Amma"), a privately held entity domiciled in Alberta, Canada, assigned all of its rights, title and interest in and to the A4+L compound as defined in a License Agreement, dated June 5, 2003, between Amma and Dr. Jose Cabanillas Coral, a Canadian resident and citizen of Peru, to the Company in exchange for 8,160,000 shares of Company common stock.

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

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 9 - SHAREHOLDERS' EQUITY:

      The Company has authorized 150 million shares of common stock, par value $.0001 per share.

      The following shares, aggregating 64,000,000, were issued in connection with the share exchange agreement described in Note 1: (i) in May 2003, the Company issued 7,200,000 shares of common stock to its founders, at a per share price of $.01, for aggregate proceeds of $72,000 of which $6,240 had not been received as of December 31, 2003, but was received by June 2004, (ii) in June 2003, the Company began offering its common stock in a private offering of such securities and, generated proceeds of $160,000, for the sale of 640,000 shares of its common stock at a per share price of $.25; (iii) in July 2003, the Company issued 8,160,000 shares of its common stock in connection with the assignment of a license agreement (see
      Note 8). These shares were deemed to have a fair value of $.25 per share at the time of issuance, and in November 2003, the Company issued an additional 48 million shares pursuant to the share exchange agreement.

      During the year ended December 31, 2004, the Company declared and paid a 10% stock dividend to all shareholders, excluding the majority shareholder, AMMA Corporation, issuing 3,017,584 shares of its common stock in connection therewith. The Company also received $479,866 in proceeds from the sales of 5,439,990 shares of its common stock. In partial payment for legal services received, the Company issued 142,857 shares of common stock valued at $10,000. In connection with the reverse merger with Diamond International, Inc., Sylvio Martini, the majority shareholder at the time, agreed to pay certain expenses of the Company from the shares retained by him. Such shares were placed in escrow and during the year, 2,500,000 shares were sold and transferred to 20 persons generating $500,000 of proceeds, which were then contributed to the Company as additional paid-in capital. Mr. Martini also transferred certain escrowed shares to consultants as payment for services provided to the Company. The value of these shares, $131,970, was recorded as additional paid-in capital.

      On January 2, 2004, the majority shareholder approved the adoption of the 2004 Omnibus Stock Option Plan under which 5,000,000 shares of Company common stock have been reserved for issuance. To date, no options have been granted under this plan.

      During the year ended December 31, 2005, in connection with the reverse merger with Diamond International, Inc. in 2003, Sylvio Martini, the majority shareholder at the time, agreed to pay certain expenses of the Company from the shares retained by him. Such shares were placed in escrow and during the twelve months ending December 31, 2005, 620,000 shares were issued to 7 persons for services rendered for a total of $124,000 of proceeds, which were then contributed to the Company as additional paid-in capital.

      In July 2005, 150,000 shares of common stock valued at $22,485 were issued in connection with a bridge note (see Note 4). In August 2005, 470,000 shares of common stock value at $65,853 were issued for services rendered to the Company. In November 2005, 800,000 shares of common stock value at $39,920 were issued for services rendered to the Company.

                                 ORGANETIX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 10 - COMMITTMENTS:

      Leases:

      The Company leases space on a month-to-month basis in Calgary, Alberta, for its main offices, and in Peru, for manufacturing, research, bulk packaging and storage. Additional office space is also provided in New York, New York, by the Company's attorneys, at no cost. The Company is also renting on an annual basis a small business office located in Lima, Peru.

      Employment Agreements:

      On January 2, 2004, the Company entered into an Employment Agreement with Mr. L. B. (Brad) Clarke as a "senior executive" (the "Employment Agreement"). The Employment Agreement is for a 3-year term and provides for annual salaries of $120,000 for 2004, $180,000 for 2005 and $240,000
      for 2006. Other remuneration under the Employment Agreement is a $700 per month automobile allowance and 30 days paid vacation. The Employment Agreement may be terminated for "cause". All salaries and automobile allowance have been accrued as payable but not paid.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountants are Meyler & Company, LLC, independent certified public accountants. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

Mr. Clarke is the sole officer and director of the Company. The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:


    Name                         Age     Positions and Offices With The Company
    -------                     -----    --------------------------------------
    L. B. (Brad) Clarke          50      Chairman of the Board; Chief Executive
                                         Officer; President; and Secretary

    Robert C. Howell             50      Executive Vice President and Chief
                                         Financial Officer

    Dr. Jose Cabanillas          50      Executive Vice President - Research &
                                         Development

    John Garcia                  51      Executive Vice President - Corporate
                                         Development

The following is a biographical summary of the directors and officers of the
Company:

L.B. (Brad) Clarke, Chairman of the Board, President & CEO & Secretary

L.B. (BRAD) CLARKE, 50, has been President, Chief Executive Officer, Chief Financial Officer and Director of the Company since November 7, 2003. Prior to being President of Organetix, Inc., Mr. Clarke was CEO, President and Director for a private nutraceutical company called AMMA Corporation that explored and developed the research, harvesting, manufacturing, production and packaging for 11 different medicinal plant products internationally and in North America.

Mr. Clarke has over 28 years of business experience. For 23 of these years he has held various executive management positions throughout North America and internationally. His experience ranges from being on project management teams for mega projects to being the Chairman of a successful accounting and management consulting practice.

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

Mr. Clarke has also been directly involved in the complementary and integrated medicine industry for the past 12 years. He is a devoted student of Qi Gong, Traditional Chinese Medicine and herbology. He is also currently the Director and an instructor of Qi Gong at the Calgary Qi Gong Centre. Mr. Clarke also teaches Joint Venture Agreements, Accounting and Auditing courses that he authored and which are sponsored by the PJVA and CAPPA through SAIT, Mount Royal College and private seminars. He was a director and treasurer of the Petroleum Joint Venture Association (PJVA) for three years. He has spoken at Insight Conferences and has chaired one Insight Conference.

Robert c. Howell, CMA, Executive Vice President & Chief Financial Officer

Robert Howell, 50, has been Chief Financial Officer of the Company since November 30, 2004. In addition to his role with the Company, Mr. Howell has been President, CEO, COO, and Vice President of Finance and Treasurer/Secretary of a national private leasing company with over $80 million in sales per year. As the Senior Leader since 1996, he has managed three companies and four branches throughout Western Canada in the areas of operations, finances, sales and marketing, customer relations and technology.

Some of his accomplishments included building and leading a team that took a company from $5 million in sales and 25 employees to a group of companies with $80 million in sales and over 250 employees. Profitability increased 5 - 9 times. Formulated, developed and created an infrastructure plan for a company, which included new software technology and five new buildings. The plan was executed within a five-year timeframe.

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

DR. Jose Cabanillas, MD, Executive Vice President - Research & Development

Dr. Jose Cabanillas, 50, is one of a handful of medical doctors in Peru working to integrate natural medicine with modern scientific medicine. His integrative approach to medicine takes the patient's whole being into account.

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

John Garcia - Executive Vice President - Corporate Development

Mr. Garcia has an eclectic background that covers a broad cross-section of the healthcare industry in addition to notable successes in the IT/software and Venture Capital arenas. After an accomplished career as a Psychotherapist and author Mr. Garcia joined the corporate world as a senior executive with several Biotech companies that included Boehringer-Mannheim Diagnostics, Hitachi and Coulter Electronics. Mr. Garcia co-founded a medical-surgical supply company, Sierra Medical Supply in Sacramento, California. Sierra, with revenues of over $70M in 3 years, was sold to American Hospital Supply which then became Baxter, Inc. Mr. Garcia was 26 years old when he experienced this first liquidity event.

In 1983, Mr. Garcia co-founded a medical computer systems integration company called ATEK/Sierra Medical Systems. The company sold over 400 systems in its first 3 years.

His second start-up venture, a medical software company specializing in Ophthalmology, was acquired by Alcon Labs., a wholly owned subsidiary of Nestle of Lake Geneva, Switzerland.

Over the next seven years, Mr. Garcia was involved in all but one of the company's aggressive national and international mergers and acquisitions activities that grew the company from $500m to over $1.2B in annual revenues. After leaving Alcon, Mr. Garcia, co-founded HealthLink, a $150M boutique Venture Fund specializing in medical technology and bio-medical companies. The fund emphasis of investing in "life changing technologies" was funded almost totally by physicians interested in locating and funding projects that could benefit mankind. Investments in the area of the human genome project, stem cell research, microfluidics and medical information technology have provided investors with a 38% return. Mr. Garcia currently is a board member of HeathLink. Today, Mr. Garcia is a member of several corporate boards of directors and has co-founded 18 companies in various sectors of business. As an angel investor himself he has been successful in investing early in companies such as Wyse Technologies, MailBoxes, Etc., LifeScan, BioGene Technologies, Broadcom and Krispy Kreme Doughnuts

He is a speaker on such topics as Angel Investing, Due Diligence processes, start-up company pitfalls, and company valuation processes. He is currently serving on several not for profit boards of directors to include Safely on Shore, HispanicNet, and International Angel Investors. Additionally he serves on think tanks at Stanford University and is a member of the Board of Governors and a member of the Executive Fellows of Chapman University. As a co-founder and Managing Partner of Angel Strategies, an Angel Capital Firm, Mr. Garcia brings a wealth of experience and connections for growing and funding early-stage companies.

Director Positions in Other Public Companies

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

Code of Conduct

As the Board of Directors only has one director and the Company one employee and 8 consultants, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

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

The Company believes that Amma Corporation is the only executive officer, director and greater than ten percent (10%) beneficial owner of the Company. The Company believes that Amma Corporation complied with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2004 and 2005, respectively.

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2005 to the Company's sole Director and Executive Officers and its Chief Financial Officer:

Summary Compensation Table


                                                                        Long-Term
                                                                       Compensation
                                                                          Awards
                                                                    ------------------
                                                                                     Securities
                                                                                     Underlying
                                                                                     Options(#)   All Other
Name and Principal Position                          Year      Salary        Bonus     /SARS     Compensation
---------------------------                          ----      ------        -----     -----     ------------
L. B. (Brad) Clarke -
Chairman of the Board, Chief Executive
Officer, President, Chief Executive
Officer and Secretary                                2003     $       0         0        0            0
                                                     2004       120,000*        0        0          7,000
                                                     2005       180,000*        0        0          7,000

Robert C. Howell - Executive Vice
   President & Chief Financial Officer               2004        15,000*        0        0
                                                     2005        60,000*        0        0            0
Dr. Jose Cabanillas - Executive Vice
   President - Research & Development                2003       144,000         0        0
                                                     2004       144,000      12,000      0            0
                                                     2005       144,000         0        0            0
John Garcia - Executive Vice President
   Corporate Development                             2005        60,000*        0        0

* Note: all compensation for Brad Clarke and John Garcia was not paid and has been accrued as payable. Compensation for two months of 2004 and all of 2005 for Robert Howell has not been paid and has been accrued as a payable.

Directors' Compensation

During the fiscal year ended December 31, 2005 no fees were paid to our Director.


Employment Contracts

On January 2, 2004, the Company entered into an Employment Agreement with Mr. L.
B. (Brad) Clarke as a "senior executive" (the "Employment Agreement"). The Employment Agreement is for a 3 year term for with annual salaries of $120,000 for 2004, $180,000 for 2005 and $240,000 for 2006. Other remuneration under the Employment Agreement is a $700 per month automobile allowance and 30 days paid vacation. The Employment Agreement may be terminated for "cause". Note all salaries and automobile allowance have been accrued as payable but not paid.

On June 5 a, 2003, AMMA Corporation entered into an Amended Consulting Agreement with Dr. Jose Gonzalo Cabanillas Coral. Such Agreement was for a three year term at a fee of $12,000 per month to, Dr. Cabanillas, the consultant. Dr. Cabanillas was to provide general and research services. Such Agreement was assigned to the Organetix, Inc. on July 15, 2003.

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


Title of Class            Name of Beneficial Owner          Shares of Common Stock              Percent of Class
--------------            ------------------------          ----------------------              ----------------
Common                    Dr. Jose Cabanillas                       4,400,000                       5.09%
Common                    AMMA Corporation                         46,200,000                      53.48%
Common                    Stanley Druckenmiller                     4,400,000                       5.09%
Common                    L.B. (Brad) Clarke(1)
Common                    Robert C. Howell(2)                         968,000                        1.0%
Common                    John Garcia                                  25,000                     0.0003%
Directors and Officers
as a group(1)                                                      37,647,180                      43.58%

(1) Mr. Brad Clarke, the sole Officer and Director of the Company, does not directly own any shares of the Company. However, Mr. Clarke is the principal shareholder of Amma Corporation which owns 46,200,000 shares of the Company and Mr. Clarke is also the principal shareholder of Lennox Resources Ltd., which owns 1,120,000 shares of the Company.

(2)In addition to the ownership indicated in the above table, Mr. Howell owns 6.49% of AMMA Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number Exhibit Description

3.1.2 Amendment to Articles of Incorporation
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On April 10, 2006, Organetix, Inc. ("Company") retained Meyler & Company CPA ("Meyler") as its independent accountants and informed Lazar Levine & Felix LLP ("Lazar") its previous independent accountants, that it was no longer using their services. Other than a going concern qualification and the fact that the Company continues to owe Lazar $49,000 for services performed since January 1, 2005, Lazar's reports on the financial statements of the Company for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principals. There were no disagreements with Lazar on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2005, the cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB aggregated $49,000.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORGANETIX, INC.


/s/ L. B. (Brad) Clarke
------------------------------------
Name: L. B. (Brad) Clarke
Title: Chief Executive Officer and President
Date: April 20, 2006


/s/ Robert C. Howell
------------------------------------
Name: Robert C. Howell
Title: Chief Financial Officer
Date: April 20, 2006