Form 10QSB
period 2006-03-31
Organetix
filed 2006-05-19
CIK 1106213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                        Commission file number 333-63432

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on May 18, 2006, was 86,382,447.

                             See accompanying notes

                                 ORGANETIX, INC.
                                 ---------------
                           A DEVELOPMENT STAGE COMPANY


                                                                         PAGE(S)
                                                                         -------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

           Balance Sheets - March 31, 2006 and December 31, 2005              3.

           Statements of Operations - Three Months Ended March 31, 2006
           and 2005 and the
            Period from Inception (May 28, 2003) to March 31, 2005            4.

           Statements of Cash Flows - Three Months ended March 31, 2006 and 2005 and the
            Period from Inception (May 28, 2003) to March 31, 2006            5.

           Notes to Interim Financial Statements                              6.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              13.

Item 3.   Controls and Procedures                                            17.


PART II   OTHER INFORMATION

          Signatures                                                         18.

          Exhibits                                                           18.

                             See accompanying notes

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                    MARCH 31, 2006  DECEMBER 31, 2005
                                                                                      (UNAUDITED)       (AUDITED)
                                                                                    --------------  -----------------

                                     ASSETS
CURRENT ASSETS:
Cash                                                                                 $     1,762       $     3,279
Research and development supplies                                                              0                 0
Prepaid expenses                                                                           7,543            18,859
                                                                                     -----------       -----------
TOTAL CURRENT ASSETS                                                                 $     9,305       $    22,138

FIXED ASSETS:
Transportation equipment - Net accumulated depreciation of $17,500 and $15,000
respectively                                                                              12,500            15,000

OTHER ASSETS:
License agreement - net of accumulated amortization of $166,937.50 and $153,250
respectively                                                                           2,023,063         2,036,750
                                                                                     -----------       -----------
TOTAL ASSETS                                                                         $ 2,044,868       $ 2,073,888
                                                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible Note Payable                                                             $   150,000       $   150,000
Note payable to an individual                                                             16,200            16,200
Accounts payable                                                                         227,016           157,152
Accrued salaries to officers                                                             558,966           483,966
Interest Payable                                                                          23,116            15,720
Due to related parties                                                                   181,093           161,480
                                                                                     -----------       -----------
TOTAL CURRENT LIABILITIES                                                            $ 1,156,391       $   984,518
                                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.0001 par value; 150,000,000 shares authorized; 86,382,447 and
84,962,447 shares issued and outstanding in 2005 and 2004, respectively                    8,638             8,638
Additional paid-in capital                                                             3,985,099         3,985,099
Deficit accumulated during the development stage                                      (3,105,260)       (2,904,367)
                                                                                     -----------       -----------
TOTAL SHAREHOLDERS EQUITY                                                            $   888,477       $ 1,089,370
                                                                                     -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                            $ 2,044,868       $ 2,073,888
                                                                                     ===========       ===========


                             See accompanying notes

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS        THREE MONTHS    FOR THE PERIOD
                                             ENDED MARCH 31,     ENDED MARCH 31,  FROM INCEPTION
                                                  2006                2005       (MAY 28, 2003) TO
                                                                                   MAR. 31, 2006
                                             ----------------------------------- -----------------
REVENUES                                      $         --       $         --       $         --
                                             --------------      --------------     --------------

COSTS AND EXPENSES:

Operating expenses - research facility        $     18,600       $     22,626       $    229,659
Research and development expenses                   66,139            113,817          1,183,156
Consulting fees                                     45,000             45,000            423,528
Professional fees                                   11,380             14,528            321,880
Travel and accommodations                            3,532             13,201            124,242
Telephone                                            2,252              2,614             34,724
Interest expense                                     7,530                  0             45,920
Insurance                                           11,326             12,137             92,698
Rent                                                 3,701              3,481             36,766
Shipping expense                                       786                560              6,929
Office and other expense                            14,031             20,072            149,670
Marketing and public relations                         426             60,542            271,650
Depreciation and amortization expense               16,188             16,188            184,438
                                             --------------      --------------     --------------
                                              $    200,891       $    324,766       $  3,105,260
                                             --------------      --------------     --------------


NET LOSS                                      $   (200,891)      $   (324,766)      $ (3,105,260)
                                             ==============      ==============     ==============


LOSS PER SHARE:

Basic and diluted                                     (.01)             (0.01)             (0.05)
                                             ==============      ==============     ==============

Weighted average number of common shares
outstanding                                     86,382,447         84,962,447         64,773,574
                                             ==============      ==============     ==============


                             See accompanying notes

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                FOR THE PERIOD
                                                                             THREE MONTHS      THREE MONTHS     FROM INCEPTION
                                                                             ENDED MAR. 31,    ENDED MAR. 31,  (MAY 28, 2003) TO
                                                                                  2006              2005         MAR. 31, 2006
                                                                             --------------    --------------  -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $  (200,891)      $  (324,766)      $(3,105,260)
Adjustment to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization                                                      16,188            16,188           184,438
Compensatory shares                                                                     0            52,500           324,111
Changes in assets and liabilities:
Research and development supplies                                                       0             5,221                 0
Prepaid expenses                                                                   11,315             2,698            (7,544)
Accounts payable                                                                   69,863            32,695           227,016
Accrued salaries to officers                                                       75,000            45,000           558,966
Due to shareholders                                                                19,612                 0           181,093
Increase in accrued interest                                                        7,396                 0            23,116
                                                                              -----------       -----------       -----------

                               NET CASH UTILIZED BY OPERATING ACTIVITIES      $    (1,517)      $  (170,464)      $(1,614,064)
                                                                              -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES


Payment regarding license                                                     $         0       $         0       $  (150,000)
Capital expenditures                                                          $         0                 0           (30,000)
                                                                              -----------       -----------       -----------


                               NET CASH UTILIZED BY INVESTING ACTIVITIES      $         0       $         0       ($  180,000)
                                                                              -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:


Issuance of common stock to founders                                          $         0       $         0       $    65,760
Additional Contribution to Capital                                            $         0           124,000         1,263,866
Cash received in merger                                                       $         0                 0           300,000
Convertible Note Payable                                                      $         0                 0           150,000
Note Payable to Individual                                                    $         0                 0            16,200
                                                                              -----------       -----------       -----------


                               NET CASH PROVIDED BY FINANCING ACTIVITIES      $         0       $   124,000       $ 1,795,826
                                                                              -----------       -----------       -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          $    (1,517)      $   (46,464)      $     1,762
Cash, beginning of period                                                           3,279            57,495                 0
                                                                              -----------       -----------       -----------
                                                     CASH, END OF PERIOD      $     1,762       $    11,031       $     1,762
                                                                              -----------       -----------       -----------

                             See accompanying notes

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

            As shown in the accompanying financial statements, the Company has incurred net losses of $3,105,260 since inception and has a negative working capital of $1,147,086 at March 31, 2006. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

      (F)   RESEARCH AND DEVELOPMENT EXPENSES:

            Research and development costs are charged to expense when incurred and aggregated $66,139 and $113,817 for the three months ended March 31, 2006 and March 31, 2005 respectively. For the period from inception to March 31, 2006, the Company has incurred and aggregated research and development costs of $1,183,156.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

NOTE 6 - RELATED PARTY TRANSACTIONS:

            At March 31, 2006 the Company is indebted to the President, Chief Executive Officer and Director through his related companies for $181,093. This amount represents advances for working capital in order to continue operations. These advances as of March 31, 2006 are non-interest bearing, have no specific maturity date and are unsecured.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 - INCOME TAXES:

                                                                                 2005                 2004
   Deferred tax assets and liabilities consist of the following:           ----------------     ----------------
   Deferred tax assets:
     Net operating loss carry forwards                                     $      675,000       $       555,000

     Less valuation allowance                                                    (675,000)             (555,000)
                                                                           ----------------     ----------------
                                                                           $           --       $            --
                                                                           ================     ================

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

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

            In July 2005, 150,000 shares of common stock valued at $22,485 were issued in connection with a bridge note (see Note 5). In August 2005, 470,000 shares of common stock value at $65,853 were issued for services rendered to the Company. In November 2005, 800,000 shares of common stock value at $39,920 were issued for services rendered to the Company.

                                 ORGANETIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

            EMPLOYMENT AGREEMENTS:

            On January 2, 2004, the Company entered into an Employment Agreement with Mr. L. B. (Brad) Clarke as a "senior executive" (the "Employment Agreement"). The Employment Agreement is for a 3-year term and provides for annual salaries of $120,000 for 2004, $180,000 for 2005 and $240,000 for 2006. Other remuneration under the Employment Agreement is a $700 per month automobile allowance and 30 days paid vacation. The Employment Agreement may be terminated for "cause". All salaries and automobile allowance have been accrued as payable but not paid. Please note Mr. Clarke has agreed not to accrue his annual salary for 2006 but to instead accrue the same amount as he accrued in 2005.

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

Operating costs for the period from inception to March 31, 2006 aggregated $3,105,260. This includes costs incurred in research and development of $1,183,156, operating expenses for our research facility in Peru of $229,659 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $321,880. As a result of the above we realized a cumulative loss of $3,105,260.

Operating costs for the three-month period ended March 31, 2006 aggregated $200,891. This includes costs incurred in research and development of $66,139, operating expenses for our research facility in Peru of $18,600 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $11,380. As a result of the above we realized a loss of $200,891 for the three-month period ended March 31, 2006.

From inception through March 31, 2006, net cash used to fund operating activities totaled $1,614,064, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,795,826. Cash on hand was $1,762 as of March 31, 2006.

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

To date, Organetix, Inc. has been using this liver product to treat patients with Hepatitis C and for patients taking chemotherapy. This proprietary liver product does not cure Hepatitis C but clinical research suggests it is regenerating liver tissue thus allowing the liver to begin functioning again despite years of damage from the virus.

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

In addition to treating Hepatitis C patients, the Company's A4+L liver product may be useful in treating cirrhosis, liver cancer and toxic liver patients. Researchers are also requesting the Company to test our liver treatment as an adjunct product to help patients who are being treated with chemotherapy and or interferon drugs.

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

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY
In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter, which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.


ITEM 3 - CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ORGANETIX, INC.

/s/ L. B. (Brad) Clarke
-----------------------------
Name: L. B. (Brad) Clarke
Title: Chief Executive Officer
Date:  May 18, 2006


/s/ Robert C. Howell
-----------------------------
Name: Robert C. Howell
Title: Chief Financial Officer
Date: May 18, 2006