Form 10QSB
period 2006-06-30
Organetix
filed 2006-08-16
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
Commission file number 333-63432

Organetix, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 200, 603 – 7th Avenue S.W., Calgary, Alberta, Canada T2P 2T5
(Address of principal executive offices) (Zip Code)
Issuer's telephone number: (403) 261-8888 ext# 224
(Address of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on August 14, 2006, was 86,382,447.

See accompanying notes

ORGANETIX, INC.
A Development Stage Company

		PAGE(S)
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets – June 30, 2006 and December 31, 2005	3.

	Statements of Operations – Six months and three months ended June 30, 2006 and 2005 and the
	Period from Inception (May 28, 2003) to June 30, 2006	4.

	Statements of Cash Flows – Six months ended June 30, 2006 and 2005 and the
	Period from Inception (May 28, 2003) to June 30, 2006	5.

	Notes to Interim Financial Statements	6.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13.

Item 3.	Controls and Procedures	17.

PART II	OTHER INFORMATION

	Signatures	18.

	Exhibits	18.

See accompanying notes

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ORGANETIX, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS

CURRENT ASSETS:
Cash	$2,312	$3,279
Research and development supplies	0	0
Prepaid expenses	43,413	18,859
TOTAL CURRENT ASSETS	$45,725	$22,138

FIXED ASSETS:
Transportation equipment - Net accumulated depreciation of $20,000 and $15,000 respectively	10,000	15,000

OTHER ASSETS:
License agreement - net of accumulated amortization of $180,625 and $153,250 respectively	2,009,375	2,036,750
TOTAL ASSETS	$2,065,100	$2,073,888

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible Note Payable	$150,000	$150,000
Note payable to an individual	16,200	16,200
Accounts payable	352,453	157,152
Accrued salaries to officers	633,966	483,966
Interest Payable	23,116	15,720
Due to related parties	204,273	161,480
TOTAL CURRENT LIABILITIES	$1,380,008	$984,518

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, $.0001 par value; 150,000,000 shares authorized; 86,382,447 and 84,962,447 shares issued and outstanding in 2005 and 2004, respectively	$8,638	$8,638
Additional paid-in capital	3,985,099	3,985,099
Deficit accumulated during the development stage	(3,308,645)	(2,904,367)
TOTAL SHAREHOLDERS EQUITY	$685,092	$1,089,370

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$2,065,100	$2,073,888

See accompanying notes

ORGANETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	For the Period From Inception (May 28, 2003) to June 30, 2006

REVENUES	$—	$—	$—	$—	$—

COSTS AND EXPENSES:
Operating expenses – research facility	18,000	18,000	36,600	40,626	247,659
Research and development expenses	66,000	95,930	132,139	209,747	1,249,157
Consulting fees	45,000	45,000	90,000	90,000	468,528
Professional fees	18,916	53,880	30,296	68,408	340,796
Travel and accommodations	6,122	5,045	9,654	18,246	130,362
Telephone	576	992	2,828	3,606	35,300
Interest expense	1,627	0	9,157	0	47,547
Insurance	11,490	10,770	22,816	22,907	104,188
Rent	3,844	3,653	7,545	7,134	40,611
Shipping expense	326	352	1,112	912	7,255
Office and other expense	15,048	15,389	29,079	35,461	164,717
Marketing and public relations	250	471	676	61,013	271,900
Depreciation and amortization expense	16,187	16,187	32,375	32,375	200,625
	$203,386	$265,669	$404,277	$590,435	$3,308,645

NET LOSS	$(203,386)	$(265,669)	$(404,277)	$(590,435)	$(3,308,645)

LOSS PER SHARE:

Basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)

Weighted average number of common shares outstanding	86,382,447	84,962,447	86,382,447	84,962,447	64,773,574

See accompanying notes

ORGANETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	For the Period From Inception (May 28, 2003) to June 30, 2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(404,277)	$(590,435)	$(3,308,645)
Adjustment to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	32,375	32,375	200,625
Compensatory shares	0	0	324,111
Changes in assets and liabilities:
Research and development supplies	0	10,194	0
Prepaid expenses	(24,555)	(31,793)	(43,414)
Accounts payable	195,301	161,039	352,454
Accrued salaries to officers	150,000	90,000	633,966
Due to shareholders	42,793	0	204,273
Increase in accrued interest	7,396	0	23,116
Net cash utilized by operating activities	$(967)	$(328,620)	$(1,613,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license	$0	$0	$(150,000)
Capital expenditures	0	0	(30,000)
Net cash utilized by investing activities	$0	$0	$(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock to founders	$0	$0	$65,760
Additional Contribution to Capital	0	176,500	1,263,866
Cash received in merger	0	0	300,000
Convertible Note Payable	0	99,325	150,000
Note Payable to Individual	0	0	16,200
Net cash provided by financing activities	$0	$275,825	$1,795,826

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(967)	$(52,795)	$2,312
Cash, beginning of period	3,279	57,495	0
CASH, END OF PERIOD	$2,312	$4,700	$2,312

See accompanying notes

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS

Organetix, Inc. (“the Company” or “Organetix”), a Delaware Corporation, was incorporated on May 28, 2003.

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

On November 7, 2003 (the “Effective Date”), pursuant to a Share Exchange Agreement (“Agreement”) between Diamond International Group, Inc. (“Diamond”), a Delaware corporation and Organetix, Inc. (“Organetix”), a Delaware corporation and all of the shareholders of Organetix, Diamond acquired all of the shares of Organetix as consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix shareholders. As a result of this Agreement, Diamond International Group, Inc. (the legal acquirer) received 100% of the issued and outstanding common stock of Organetix, Inc. in exchange for 64,000,000 shares of common stock of Diamond. Pursuant to the Agreement, Organetix became a wholly owned subsidiary of Diamond which entity filed a Certificate of Amendment with the State of Delaware changing its name to Organetix, Inc. This reverse merger transaction was treated retroactively as a recapitalization with Organetix, Inc. being treated as the accounting acquirer.

The Company has been devoting its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

As shown in the accompanying financial statements, the Company has incurred net losses of $3,308,645 since inception and has a negative working capital of $1,334,283 at June 30, 2006. Management’s plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

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

(c) Fair Value:

The Company’s financial instruments consist primarily of cash and cash equivalents and accounts payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.

(d) Fixed Assets:

Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis over 5 years.

(e) Amortization – License Agreement:

The cost of the license (see Note 6) is being amortized on the straight-line method over its contractual life of 40 years. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As of December 31, 2005, the Company believes that the carrying value of this license is fully recoverable.

(f) Research and Development Expenses:

Research and development costs are charged to expense when incurred and aggregated $132,139 and $209,747 for the six months ended June 30, 2006 and June 30, 2005 respectively. For the period from inception to June 30, 2006, the Company has incurred and aggregated research and development costs of $1,249,157.

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
June 30, 2006

(h) Loss per Share:

Basic and diluted earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period.

(i) Recent Accounting Pronouncements Affecting The Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.” SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter, which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-monetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No. 29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No 154”) which replaces APB Opinion No. 20, “Accounting changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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

NOTE 4 - CONVERTIBLE NOTE PAYABLE:

On July 6, 2005 the Company entered into three convertible promissory notes with three individuals who are also shareholders of the Company for an aggregate of $150,000. The note was to bridge the Company for 90 days while it closed a proposed private placement memorandum with an investment banker in New Jersey, which did not materialize due to a significant drop in the Company’s share price in the second quarter of 2005. The note bears interest at the rate of 20% per annum and was due within 90 days of the note date. The note is currently in default. Additionally, these individuals received 150,000 shares of the Company’s restricted common stock as additional consideration for making an unsecured loan to the Company.

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

NOTE 6 - RELATED PARTY TRANSACTIONS:

At June 30, 2006 the Company is indebted to the President, Chief Executive Officer and Director through his related companies for $204,273. This amount represents advances for working capital in order to continue operations. These advances as of June 30, 2006 are non-interest bearing, have no specific maturity date and are unsecured.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 7 - INCOME TAXES:

	2005	2004
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$675,000	$555,000

Less valuation allowance	(675,000)	(555,000)
	$-	$-

At December 31, 2005, the Company had approximately $2,700,000 of net operating loss carry forwards (“NOL’s”) available, which expires in years beginning in 2021. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2005 and 2004 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 8 - ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS:

(a)  License Agreement:

On July 15, 2003, Amma Corporation (“Amma”), a privately held entity domiciled in Alberta, Canada, assigned all of its rights, title and interest in and to the A4+L compound as defined in a License Agreement, dated June 5, 2003, between Amma and Dr. Jose Cabanillas Coral, a Canadian resident and citizen of Peru, to the Company in exchange for 8,160,000 shares of Company common stock.

The A4+L compound (the “technology”), is a multiple plant formulation used for the relief of certain medical symptoms associated with Hepatitis C. This license grants the Company the exclusive right to use and sublicense the technology, and any improvements, and to research, manufacture, distribute and sell products throughout the world excluding Peru.

This 40-year license also requires that the Company pay a royalty equal to 3% of gross sales and sublicensing revenues to Dr. Cabanillas.

(b)  Consulting Agreement:

Concurrently with the assignment of the license agreement described above, Amma also assigned its consulting agreement, dated June 1, 2001, with Dr. Cabanillas to the Company.

This agreement, which expired on June 1, 2006, requires that Dr. Cabanillas provide general and research duties as requested, in exchange for a monthly fee of $12,000.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 9 - SHAREHOLDERS’ EQUITY:

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

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 10 - COMMITTMENTS:

Leases:

The Company leases space on a month-to-month basis in Calgary, Alberta, for its main offices, and in Peru, for manufacturing, research, bulk packaging and storage. Additional office space is also provided in New York, New York, by the Company’s attorneys, at no cost. The Company is also renting on an annual basis a small business office located in Lima, Peru.

Employment Agreements:

On January 2, 2004, the Company entered into an Employment Agreement with Mr. L. B. (Brad) Clarke as a “senior executive” (the “Employment Agreement”). The Employment Agreement is for a 3-year term and provides for annual salaries of $120,000 for 2004, $180,000 for 2005 and $240,000 for 2006. Other remuneration under the Employment Agreement is a $700 per month automobile allowance and 30 days paid vacation. The Employment Agreement may be terminated for “cause”. All salaries and automobile allowance have been accrued as payable but not paid. Please note Mr. Clarke has agreed not to accrue his annual salary for 2006 but to instead accrue the same amount as he accrued in 2005.

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

RESULTS OF OPERATIONS
Due to the inability of the Company to close funding, the Company is in default of its License Agreement dated July 15, 2003 with AMMA Corporation, and with the assignment of a consulting agreement, dated June 1, 2001 with AMMA Corporation relating to Dr. Jose Cabanillas. The Company is also in default of its employment agreement with its President & CEO, L.B.(Brad) Clarke. The Company has also not been able to pay its consulting obligations for Robert Howell, Dennis Chan, John Garcia, as well as professional fees owed to the Company’s ex-auditors, Lazar Levine & Felix LLP and its present attorneys, Rubin, Bailin, Ortoli LLP as well as its other accounts, loans and notes payable. To date all parties have deferred payments owed to them in the hope that the Company will successfully secure funding to pay back such debts and continue operations.

FUND RAISING ACTIVITIES
The Company hopes to finalize its fund raising activities or if necessary the Company may have to sell the OGTX shell in the third quarter of 2006. The basic terms of such fund raising activities would be a minimum of $500,000 and a maximum of $7,000,000 through a variable price convertible note, merger and or the sale of common shares which may combine common stock and warrants. If funding cannot be concluded the Company may have to file for bankruptcy and or re-organize accordingly.

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

Operating costs for the period from inception to June 30, 2006 aggregated $3,308,645. This includes costs incurred in research and development of $1,249,157, operating expenses for our research facility in Peru of $247,659 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $340,796. As a result of the above we realized a cumulative loss of $3,308,645.

Operating costs for the six-month period ended June 30, 2006 aggregated $404,277. This includes costs incurred in research and development of $132,139, operating expenses for our research facility in Peru of $36,600 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $30,296. As a result of the above we realized a loss of $404,277 for the six-month period ended June 30, 2006.

From inception through June 30, 2006, net cash used to fund operating activities totaled $1,613,514, net cash utilized by investing activities totaled $180,000 and net cash provided by financing activities totaled $1,795,826. Cash on hand was $2,312 as of June 30, 2006.

HISTORY
Prior to November 7, 2003, Organetix, Inc. (the “Company”) was in the direct mail business and was named Diamond International Group, Inc. However, on such date, pursuant to a Share Exchange Agreement between Diamond and Organetix, Inc. and all of the shareholders of Organetix (“Exchange Agreement"), Diamond acquired all of the shares of Organetix, Inc. from its shareholders in consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix, Inc. shareholders (this transaction is referred to herein as the “Exchange”). Pursuant to the Exchange Agreement: (i) Organetix, Inc. became a wholly-owned subsidiary of Diamond; (ii) and Diamond divested itself of all of its pre-Exchange assets to the pre-Exchange shareholders; (iii) Diamond changed its name to Organetix, Inc.; (iv) Diamond changed its symbol to “OGTX”; and (v) Sylvio Martini resigned as the sole director and officer of the Company and L.B. (Brad) Clarke was appointed to the Board of Directors and named as President, Chief Executive Officer and Chief Financial Officer of Diamond. The present company shall sometimes be referred to as Organetix or the Company.

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

As quoted by Dr. Joseph Nystrom, Chief of Staff Elect at the East Pasco Medical Center, located in the Tampa Bay Metropolitan area: “In summary, the nutraceutical product A4+L has enormous potential as therapy for emotional and physical suffering of the burgeoning number of Hepatitis C sufferers. A larger placebo controlled long-term study is warranted. Further study of A4+L may reveal it to be useful in other disease processes as well.”

The Company has since commenced the phytochemistry, pharmacology and the technology processes relating to the A4+L liver product.

In addition to treating Hepatitis C patients, the Company’s A4+L liver product may be useful in treating cirrhosis, liver cancer and toxic liver patients. Researchers are also requesting the Company to test our liver treatment as an adjunct product to help patients who are being treated with chemotherapy and or interferon drugs.

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

DESCRIPTION OF PROPERTY
The Company's main facility is located at Suite 200, Manulife House, 603 – 7th Avenue S.W., Calgary, Alberta T2P 2T5. This facility is rented on a month to month basis by the Company. The Company is also sharing space at no cost to the Company on a month to month basis with Rubin, Bailin, Ortoli LLP, located at the 15th floor of 405 Park Avenue, New York, New York 10022. This facility is approximately 200 square feet. The Company is also renting on a month to month basis a facility located at Alfonso Cobian Manzana “H” Lot #1, in the District of Chaclalayo, near Lima, Peru. This facility is approximately 700 square meters and is used for manufacturing, research, bulk packaging and storage. The Company is also renting on an annual basis a small business office located at #302, 1080 Malecon de la Marina, Mita Flores, Lima, Peru. This facility is approximately 70 square meters.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY
In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.” SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter, which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

 ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
As of June 30, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls.
There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ORGANETIX, INC.

/s/ L. B. (Brad) Clarke
_____________________________
Name: L. B. (Brad) Clarke
Title: Chief Executive Officer
Date: August 14, 2006

/s/ Robert C. Howell
_____________________________
Name: Robert C. Howell
Title: Chief Financial Officer
Date: August 14, 2006