Form 10QSB
period 2006-09-30
Organetix
filed 2006-11-20
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on November 20, 2006, was 62,882,447.

ORGANETIX, INC.
A Development Stage Company

PAGE(S)
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets - September 30, 2006 and December 31, 2005	3.

Statements of Operations - Nine months and three months ended September 30, 2006 and 2005 and the Period from Inception (May 28, 2003) to September 30, 2006	4.

Statements of Cash Flows - Nine months ended September 30, 2006 and 2005 and the
Period from Inception (May 28, 2003) to September 30, 2006	5.

Notes to Interim Financial Statements	7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9.

Item 3. Controls and Procedures	11.

PART II OTHER INFORMATION

Signatures	12.

Exhibits	13.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORGANETIX, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$3,279
Prepaid expenses	-	18,859
Total Current Assets	-	22,138

TRANSPORTATION EQUIPMENT, net of accumulated
depreciation of $0 (unaudited) and $15,000, respectively	-	15,000

LICENSE AGREEMENT, net of accumulated amortization of
$ 0 (unaudited) and $153,250, respectively	-	2,036,750

Total Assets	$-	$2,073,888

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible note payable	$-	$150,000
Note payable to individual	-	16,200
Accounts payable	-	157,152
Accrued salaries to officers	-	483,966
Interest payable	-	15,720
Due to related parties	-	161,480
Total Current Liabilities	-	984,518

STOCKHOLDERS' EQUITY
Common stock, par value $0.0001, authorized
150,000,000 shares, issued and outstanding
62,882,447 and 86,382,447 at September 30, 2006
(unaudited) and December 31, 2005, respectively	6,288	8,638
Additional paid in capital	4,012,449	3,985,099
Deficit accumulated during the development stage	(4,018,737)	(2,904,367)
Total Stockholders' Equity	-	1,089,370

Total Liabilities and Stockholders' Equity	-	2,073,888

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
					From Inception
					(May 28,
	Three Months Ended		Nine Months Ended		2003) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Operating expenses- research facility	-	19,236	36,600	59,862	247,659
Research and development expenses	-	93,861	132,139	303,608	1,249,157
Consulting fees	-	45,000	90,000	135,000	468,528
Professional fees	25,000	15,000	55,296	83,408	365,796
Travel and accomodations	-	5,906	9,654	24,152	130,362
Telephone	228	3,705	3,056	7,311	35,528
Interest expense	-	11,315	9,157	34,223	47,547
Insurance	-	3,507	22,816	10,641	104,188
Rent	-	492	7,545	1,404	40,611
Shipping expense	-	16,093	1,112	51,554	7,255
Office and other expense	1,986	23,217	31,065	23,217	166,703
Marketing and public relations	-	81,598	676	142,611	271,900
Depreciation and amortization expense	-	16,188	32,375	48,563	200,625
Loss on disposition of assets	682,878	-	682,878	-	682,878

Total Costs and Expenses	710,092	335,118	1,114,369	925,554	4,018,737

NET LOSS	$(710,092)	$(335,118)	$(1,114,369)	$(925,554)	$(4,018,737)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	($0.01)	($0.00)	($0.01)	($0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	76,311,018	85,317,230	83,012,962	34,731,492

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

ORGANETIX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From Inception (May 28, 2003)
	Nine Months Ended		to
	September 30,		September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($1,114,369)	($925,554)	(4,018,737)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities
Depreciation	32,375	48,563	200,625
Loss on disposition of assets	682,878	-	682,878
Compensatory shares	-	88,400	324,111
Changes in assets and liabilities:
(Increase) decrease in research and development
supplies	-	15,167	-
(Increase) decrease in prepaid expenses	(24,555)	(15,678)	(43,414)
Increase (decrease) in accounts payable	195,203	191,147	352,356
Increase (decrease) in accrued salaries
to officers	150,000	135,000	633,966
Increase (decrease) in due to shareholders	42,793		204,273
Increase (decrease) in accrued interest	7,396		23,116
Net cash used in operating activities	(28,279)	(462,955)	(1,640,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license	-	-	(150,000)
Capital expenditures	-	-	(30,000)
Net cash used in investing activities	-	-	(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to founders	-	-	65,760
Additional contribution of capital	25,000	176,500	1,288,866
Cash received in merger	-	-	300,000
Convertible note payable	-	150,000	150,000
Note payable to individual	-	84,325	16,200
Net cash provided by financing activities	25,000	410,825	1,820,826

INCREASE (DECREASE) IN CASH	(3,279)	(52,130)	0

CASH AT BEGINNING OF PERIOD	3,279	57,495	-

CASH AT END OF PERIOD	$-	$5,365	$-

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

ORGANETIX, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From Inception (May 28, 2003)
	Nine Months Ended		to
	September 30,		September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH FINANCING ACTIVITIES
Cancellation of common stock	2,350		2,350

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

ORGANETIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Organetix, Inc. annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $4,018,737 since inception. Management’s plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C- CHANGE IN CONTROL

On August 18, 2006, AMMA Corporation and other shareholders entered into a stock purchase agreement with Lusierna Asset Management, as agent for various purchasers ("Stock Purchase Agreement"), whereby AMMA Corporation shall sell 51,546,000 shares of the Company's common stock. The closing of the Stock Purchase Agreement, which is expected to occur no later than December 31, 2006, will result in a change of control. As consideration for the shares and the assumption of all liabilities of the Company, AMMA Corporation shall receive (i) cash and (ii) an assignment of certain assets of the Company. The Company will not receive any sales proceeds or other consideration in connection with this transaction. As a result of this change of control, the Company cancelled 23,500,000 shares of its common stock. The Company also released or paid in cash its outstanding liabilities in exchange for the rights to the Company’s licensing agreement. Accordingly, a $682,878 loss was recorded on the disposition of these assets and liabilities.

NOTE D - AGREEMENT WITH VOLIUS, INC.

On September 26, 2006, the Company entered into a letter of intent with Volius, Inc. ("Volius") to acquire all of Volius' assets in exchange for 50.5% of the company's shares of common stock or approximately 63,511,270 shares. Contemporaneous with the effectiveness of the merger, the Company shall raise between $4 and $6 million dollars to fund the operations of the newly merged

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

ORGANETIX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE D - AGREEMENT WITH VOLIUS, INC. (Continued)

company on mutually agreeable terms. The effectiveness of the merger is subject to the completion of definitive merger documents and other conditions including the financing referenced above. The Company anticipates completing such merger within the next 180 days.

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

RESULTS OF OPERATIONS

On August 18, 2006, AMMA Corporation, as a representative of certain of the Company’s shareholders (collectively, “Sellers”) agreed to sell their shares to Lusierna Asset Management Ltd. (collectively, the”Purchasers”), which was a representative of certain purchasers pursuant to the terms of the stock purchase agreement dated that day (“Stock Purchase Agreement”). The Stock Purchase Agreement required, among other things, that the current board of directors appoint Dr. David F. Hostelley to serve as the Company’s President and Chairman of the Board and immediately after Dr. Hostelley’s appointment, the remaining officers and directors resign from all positions. The consideration paid to the Sellers was: (i) $422,500 and (ii) the majority of the Company’s assets. The Stock Purchase Agreement has been closed in escrow and should close by December 31, 2006.

On September 26, 2006, the Company entered into a non-binding letter of intent with Volius, Inc. whereby the Company agreed to acquire all of Volius’ assets in exchange for 50.5% of the company’s shares of common stock or approximately 63,511,270 shares on a fully-diluted basis and further raise between $4 and $6 million dollars to fund the operations of the proposed company on mutually agreeable terms. The effectiveness of such transaction is subject to the completion of definitive merger documents and other conditions including the financing referenced above within 180 days.

On November 15, 2006, we received comments from the SEC with respect to the preliminary information statement on Form 14C filed on October 25, 2006. Generally, the SEC requested specific information regarding the transaction between AMMA Corporation and certain purchasers of such shares and the letter of intent for the acquisition of all of the assets of Volius, Inc. by the Company. We anticipate responding to the SEC’s comments within thirty (30) days.

As of November 20, 2006, we have minimal assets and liabilities and are currently in the development stage.

FUND RAISING ACTIVITIES

Operating costs for the period from inception to September 30, 2006 aggregated $4,018,737. This includes costs incurred in research and development of $1,249,157, operating expenses for our research facility in Peru of $247,659 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $365,796. As a result of the above we realized a cumulative loss of $4,018,737.

Operating costs for the nine-month period ended September 30, 2006 aggregated $1,114,369. This includes costs incurred in research and development of $132,139, operating expenses for our research facility in Peru of $36,600 and fees paid to various professionals for research as well as to our attorneys and accountants in the collective amount of $55,296. As a result of the above we realized a loss of $1,114,369 for the six-month period ended September 30, 2006.

From inception through September 30, 2006, net cash used to fund operating activities totaled $(1,640,826), net cash utilized by investing activities totaled $(180,000) and net cash provided by financing activities totaled $1,820,826. Cash on hand was $0 as of September 30, 2006.

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
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits

On August 22, 2006, we filed a current report on Form 8-K disclosing that on August 18, 2006, AMMA Corporation and other shareholders of our Company entered into a stock purchase agreement with Lusierna Asset Management.

On September 28, 2006, we filed a current report on Form 8-K disclosing that on September 26, 2006, we entered into a letter of intent to acquire all of the assets of Volius, Inc.

31.1 Certification of Chief Executive Officer
31.2 Certification of Principal Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.

/s/ Dr. David F. Hostelley
Name: Dr. David F. Hostelley
Title: Chief Executive Officer
Date: November 20, 2006