Form 10KSB
period 2006-12-31
Organetix
filed 2007-05-03
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File
Number 000-29461

ORGANETIX, INC. (Name of small business issuer in its charter)

Delaware	73-1556428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

405 Park Avenue - 15th Floor, New York, New York 10022
(Address of principal executive offices) (Zip Code)
Issuer's telephone number: (440)-759-7470
Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 27, 2007 was approximately $6,526,420 based on 72,515,780 shares of common stock. The number of shares of common stock of the registrant outstanding on April 27, 2007 was 72,515,780.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Prior to November 7, 2003, Organetix, Inc. (the “Company”) was in the direct mail business and was named Diamond International Group, Inc. However, on such date, pursuant to a share exchange agreement among Diamond, Organetix, Inc. and all of the shareholders of Organetix (“Exchange Agreement"), Diamond acquired all of the shares of Organetix, Inc. from its shareholders in consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix, Inc. shareholders (this transaction is referred to herein as the “Exchange”). Pursuant to the Exchange Agreement: (i) Organetix, Inc. became a wholly-owned subsidiary of Diamond; (ii) Diamond divested itself of all of its pre-Exchange assets to the pre-Exchange shareholders; (iii) Diamond changed its name to Organetix, Inc.; (iv) Diamond changed its symbol to “OGTX.OB”; and (v) Sylvio Martini resigned as the sole director and officer of the Company and L.B. (Brad) Clarke was appointed to the Board of Directors and named as President, Chief Executive Officer and Chief Financial Officer of Diamond. On August 16, 2006, Mr. Clarke appointed David F. Hostelley to the board of directors and subsequently resigned from all officer and director positions. The present company shall sometimes be referred to as Organetix or the Company.

ITEM 2. DESCRIPTION OF PROPERTY

None.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the OTC-Bulletin Board under the symbol OGTX.OB. The following sets forth the range of the closing bid prices for the Company's common stock for the period January 1, 2006 through April 25, 2007. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's common stock.

	High Close	Low Close

2006
First Quarter	0.07	0.01
Second Quarter	0.03	0.01
Third Quarter	0.30	0.01
Fourth Quarter	0.18	0.04

2007
First Quarter	0.11	0.06
Second Quarter to April 25	0.10	0.08

(b)	The approximate number of holders of the Common Stock of the Company as of April 10, 2006 was 1,545.

(c)
No cash dividends were declared by the Company during the fiscal year ended December 31, 2006. While the payment of dividends rests within the discretion of the board of directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d)
Commencing January 11, 2007, the Company began selling shares of its common stock for $0.03 per share. To date, the Company has sold 8,633,333 shares for a total of $259,000. The Company plans on raising an additional $150,000 over the next 30 days. However, the terms of such raise have yet to be determined.

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

On April 10, 2006, Organetix retained Meyler & Company LLC as its independent accountants and informed Lazar Levine & Felix LLP ("Lazar") its previous independent accountants, that it was no longer using their services. Other than a going concern qualification, Lazar's reports on the financial statements of the Company for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principals. During our two most recent fiscal years ended December 31, 2006 and subsequent interim period through April 10, 2006 (the date of the termination) there were no disagreements with our former accountant on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was approved by our board of directors.

On August 18, 2006, AMMA Corporation, as a representative of certain of the Company’s shareholders (collectively, “Sellers”) agreed to sell their shares to certain purchasers pursuant to the terms of the stock purchase agreement dated that day (“Stock Purchase Agreement”). The Stock Purchase Agreement required, among other things, that the current board of directors appoint Dr. David F. Hostelley to serve as the Company’s President and Chairman of the board of directors and immediately after Dr. Hostelley’s appointment, the remaining officers and directors resign from all positions. The consideration paid to the Sellers was: (i) $422,500 and (ii) the majority of the Company’s assets.

On September 26, 2006, the Company entered into a non-binding letter of intent with Volius, Inc. (“Volius”) whereby the Company agreed to acquire all of Volius’ assets in exchange for 50.5% of the company’s shares of common stock or approximately 63,511,270 shares on a fully-diluted basis and further raise between $4 and $6 million dollars to fund the operations of the proposed company on mutually agreeable terms. During discussions with Volius, it became apparent to both Volius and the Company that it would be difficult, if not impossible, to agree on the amount of capital to be raised, the valuation of Volius and the timing of the ultimate transaction. Also during that period, the Company was introduced to ADAO Telecom, Inc., a privately held Florida corporation (“ADAO”) and concluded that ADAO was a better fit with shareholders' goals of acquiring a business with dynamic opportunities. On January 18, 2007, the Company terminated its letter of intent to acquire Volius.

On January 24, 2007, Organetix executed a definitive agreement to acquire ADAO.  ADAO is a telephony engineering and design firm specializing in the development of cellular technologies that target the low-end user market segment.  The transaction is expected to close in the 2nd calendar quarter of 2007 (“Closing”). The Company is required to invest an aggregate of $300,000 in ADAO prior to the closing, which shall be used specifically to develop a prototype to be owned by the Company. Upon successful completion of the prototype and other conditions in the proposed exchange transaction, at Closing, the Company shall issue 73,500,000 ($.0001 par value per share) restricted shares of common stock of the Company equal to approximately 53.5% of the outstanding shares of common stock to the shareholders of ADAO. As further consideration, the Company has agreed that, subsequent to Closing, it will increase its authorized number of shares of common stock from 150,000,000 to 300,000,000 and change its name to ADAO Wireless, Inc. ADAO will then receive an additional 17,000,000 shares of the Company’s common stock. Assuming the Closing has occurred and the Company has completed the necessary steps to increase the authorized number of shares of common stock, agents of the Company have agreed to make their best efforts to raise between $3,500,000 and $4,500,000.

On February 15, 2007, Organetix entered into non-exclusive agreements with Ambassador Thomas Graham, Jr., Mr. David Lewis and Mr. Aaron Foley to serve on the Company’s Board of Advisors. However, subsequent to that date, Ambassador Graham and the Corporation mutually agreed to terminate that agreement, and as a result, Ambassador Graham is not a member of the Company’s Board of Advisors. Thus, the Company’s Board of Advisors consists of Messrs. Lewis and Foley and each shall serve until the earlier of February 15, 2009 or the date that either Advisor is removed from the Board. As compensation for participation on the Board of Advisors, each member received 500,000 shares of the Company’s common stock.

RESULTS OF OPERATIONS

We are currently in the development stage and have generated no revenues to date. Our activities from inception to August 2006 were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest in the A4+L compound. During 2003 the Company completed a reverse acquisition of Diamond International Group Inc., changed its name to Organetix, Inc., changed its OTC-BB symbol to OGTX and began a new harvest of materials necessary to begin formulating new bulk inventories of the A4+L liver product in 2004. We have financed our operations to date through the sale of our securities and affiliates of our shareholders have provided administrative services for which we have been billed. Since August 2006 we have been considering various business transactions and believe the ADAO acquisition, if successfully completed, will result in substantial shareholder value.

Operating costs for the twelve-month period ended December 31, 2005 aggregated $1,269,359. This includes costs incurred in research and development of $449,099, consulting fees of $187,000 and marketing and public relations fees in the amount of $169,256. As a result of the above, we realized a cumulative loss of $(1,269,359) or $(0.01) per share.

Operating costs for the twelve-month period ended December 31, 2006 aggregated $1,114,370. This includes costs incurred in a loss that occurred on disposition of assets of $592,861, consulting fees of $150,000 and research and development expenses in the amount of $147,139. As a result of the above, we realized a loss of $(1,114,370) for the twelve-month period ended December 31, 2006 or $(0.01) per share.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting The Company:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

ORGANETIX, INC.
A Development Stage Company
Report of Registered Public Accounting Firm	F - 2

Financial Statements:

Balance Sheets as of December 31, 2006 and 2005	F-3

Statements of Operations for the years ended December 31, 2006 and
2005 and for the period May 28, 2003 (inception) to December 31, 2006	F-4

Statement of Shareholders' Equity for the Period from Inception (May 28, 2003)
to December 31, 2006	F-5 to F-6

Statements of Cash Flows for the years ended December 31, 2006
and 2005 and for the period May 28, 2003 (inception) to December 31, 2006	F-7 to F-8

Notes to Financial Statements	F-9 to F-16

MEYLER & COMPANY, LLC
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Organetix, Inc.
New York, New York

We have audited the accompanying balance sheets of Organetix, Inc. (a development stage company) as of December 31, 2006 and 2005, the related statements of operations, shareholders' equity and its cash flows for each of the two years then ended and for the cumulative period May 28, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organetix, Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and for the cumulative period May 28, 2003 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, to the financial statements, the Company has accumulated net losses since inception of $4,018,737 at December 31, 2006 and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
April 26, 2007

ORGANETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$-	$3,279
Prepaid expenses	-	18,859
Total Current Assets	-	22,138

TRANSPORTATION EQUIPMENT, net of accumulated
depreciation of $0 and $15,000, respectively	-	15,000

LICENSE AGREEMENT, net of accumulated amortization of
$ 0 and $153,250, respectively	-	2,036,750

Total Assets	$-	$2,073,888

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible note payable	$-	$150,000
Note payable to individual	-	16,200
Accounts payable	-	157,152
Accrued salaries to officers	-	483,966
Interest payable	-	15,720
Due to related parties	-	161,480
Total Current Liabilities	-	984,518

STOCKHOLDERS' EQUITY
Common stock, par value $0.0001, authorized
150,000,000 shares, issued and outstanding
62,882,447 and 86,382,447 at December 31, 2006
and December 31, 2005, respectively	6,288	8,638
Additional paid in capital	4,012,449	3,985,099
Deficit accumulated during the development stage	(4,018,737)	(2,904,367)
Total Stockholders' Equity	-	1,089,370

Total Liabilities and Stockholders' Equity	-	2,073,888

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	Year Ended December 31,		(May 28, 2003) to
	2006	2005	December 31, 2006

REVENUES	$-	$-	$-

COSTS AND EXPENSES
Operating expenses- research facility	36,600	77,449	247,659
Research and development expenses	147,139	449,099	1,264,156
Consulting fees	150,000	187,000	528,528
Professional fees	55,296	116,012	365,796
Travel and accommodations	9,654	29,452	130,364
Telephone	3,056	10,141	35,528
Interest expense	14,280	38,390	52,670
Insurance	22,816	46,950	104,188
Rent	9,345	14,247	42,410
Shipping expense	41	1,826	6,184
Office and other expense	32,137	64,787	167,775
Marketing and public relations	676	169,256	271,899
Depreciation and amortization expense	40,469	64,750	208,719
Loss on disposition of assets	592,861	-	592,861

Total Costs and Expenses	1,114,370	1,269,359	4,018,737

NET LOSS	$(1,114,370)	$(1,269,359)	$(4,018,737)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	($0.01)	($0.01)	($0.05)

WEIGHTED AVERAGE SHARES
OUTSTANDING	74,600,255	85,351,488	79,637,272

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional		During
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity
At inception (May 28, 2003)	12,362,056	$1,236	$298,764	-	-	$300,000

Issuance at inception to founders	7,200,000	720	71,280	(6,240)	-	65,760
Issuance pursuant to private placement	640,000	64	159,936	-	-	160,000
Assignment of license agreement	8,160,000	816	2,039,184	-	-	2,040,000
Additional shares issued pursuant to merger	48,000,000	4,800	(4,800)	-	-	-
Net loss from inception to December 31, 2003	-	-	-	-	(394,682)	(394,682)
Balance, December 31, 2003	76,362,056	7,636	2,564,364	(6,240)	(394,682)	2,171,078

10% stock dividend	3,017,584	302	(302)	-	-	-
Issuance of shares for cash	1,000,000	100	124,900	-	-	125,000
Regulation S offering	855,400	86	97,971	-	-	98,057
Issuance of shares for cash	203,038	20	20,084	-	-	20,104
Issuance of shares for cash	3,381,552	338	236,367	-	-	236,705
Shares issued in lieu of payment for legal services	142,857	14	9,986	-	-	10,000
Stock subscription received				6,240		6,240
Services received by Company - paid for by common shares previously issued and held in escrow			131,970			131,970

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
	Common Stock		Additional Paid-in	Subscription	During Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Net loss for year ended December 31, 2004	-	-	-	-	(1,240,326)	(1,240,326)
Balance, December 31, 2004	84,962,487	8,496	3,685,340	-	(1,635,008)	2,058,828
Additional cash contributions received by the Company per agreement	-	-	124,000	-	-	124,000
Issuance of shares as additional consideration for convertible loan	150,000	15	22,485	-	-	22,500
Services received by Company - paid for by common shares previously issued and held in escrow	1,270,000	127	153,274	-	-	153,401
Net loss for year ended December 31, 2005	-	-	-	-	(1,269,359)	(1,269,359)
Balance, December 31, 2005	86,382,487	8,638	3,985,099	-	(2,904,367)	1,089,370
Cancellation of common stock	(23,400,040)	(2,350)	2,350	-	-	-
Contribution of services	-	-	25,000	-	-	25,000
Net loss for year ended December 31, 2006	-	-	-	-	(1,114,370)	(1,114,370)
Balance, December 31, 2006	62,882,447	$6,288	$4,012,449	$-	$(4,018,737)	$-

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the		From Inception
	Year Ended December 31,		(May 28, 2003) to
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,114,370)	$(1,269,359)	$(4,018,737)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	40,469	64,750	208,719
Loss on disposition of assets	592,861	-	592,861
Compensatory shares	-	175,901	324,111
Changes in assets and liabilities:
Decrease in research and development supplies	-	72,108	-
(Increase) decrease in prepaid expenses	(24,555)	3,588	(43,414)
Increase in accounts payable	197,004	109,396	354,156
Increase in accrued salaries to officers	225,000	322,000	708,966
Increase in due to shareholders	42,793	161,480	204,273
Increase in accrued interest	12,519	15,720	28,239
Net cash used in operating activities	(28,279)	(344,416)	(1,640,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license	-	-	(150,000)
Capital expenditures	-	-	(30,000)
Net cash used in investing activities	-	-	(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to founders	-	-	65,760
Additional contribution of capital	25,000	124,000	1,288,866
Cash received in merger	-	-	300,000
Convertible note payable	-	150,000	150,000
Note payable to individual	-	16,200	16,200
Net cash provided by financing activities	25,000	290,200	1,820,826

DECREASE IN CASH	(3,279)	(54,216)	-

CASH AT BEGINNING OF YEAR	3,279	57,495	-

CASH AT END OF YEAR	$-	$3,279	$-

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the		From Inception
	Year Ended December 31,		(May 28, 2003) to
	2006	2005	December 31, 2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH FINANCING ACTIVITIES
Cancellation of common stock	2,350		2,350

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS, GOING CONCERN AND CHANGE OF CONTROL

Organetix, Inc. ("the Company" or "Organetix"), a Delaware corporation, was incorporated on May 28, 2003.

Organetix was a biotechnology company with an exclusive worldwide license for the formula of a proprietary medical discovery relating to the liver referred to as A4+L.

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

Previously, the Company devoted its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

Change in Control:

On August 18, 2006, AMMA Corporation and other shareholders entered into a stock purchase agreement with Lusierna Asset Management, as agent for various purchasers ("Stock Purchase Agreement"), whereby AMMA Corporation shall sold 51,546,000 shares of the Company's common stock. The closing of the Stock Purchase Agreement resulted in a change of control. As consideration for the shares and the assumption of all liabilities of the Company, AMMA Corporation received (i) cash and (ii) an assignment of certain assets of the Company. The Company did not receive any sales proceeds or other consideration in connection with this transaction. As a result of this change of control, the Company cancelled 23,500,040 shares of its common stock. The Company also released or paid in cash its outstanding liabilities in exchange for the rights to the Company’s licensing agreement. Accordingly, a $592,861 loss was recorded on the disposition of these assets and liabilities.

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
DECEMBER 31, 2006 AND 2005

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

Statements of Cash Flows:

For purposes of the statement of cash flows the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments:

The Company's financial instruments consist primarily of cash and cash equivalents and accounts payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.

Fixed Assets:

Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over 5 years.

Amortization - License Agreement:

The cost of the license is being amortized on the straight-line method over its contractual life of 40 years. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Research and Development Expenses:

Research and development costs are charged to expense when incurred and aggregated $147,139 and $449,099 for the years ended December 31, 2006 and 2005, respectively

Income Taxes:

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

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Net Loss per Share:

Basic and diluted earnings (loss) per common share are computed using the weighted average number of shares of common stock outstanding for the period.

Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements (Continued):

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE 3 - TRANSPORTATION EQUIPMENT

	December 31,
	2006	2005
Transportation equipment	$-	$30,000
Accumulated depreciation	-	(15,000)
	$-	$15,000

NOTE 4 - LICENSE AGREEMENT

	December 31,
	2006	2005
License agreement	$-	$2,190,000
Accumulated amortization	-	(153,250)
	$-	$2,036,750

NOTE 5 - CONVERTIBLE NOTE PAYABLE:

On July 6, 2005 the Company executed three convertible promissory notes with three individuals who are also shareholders of the Company for an aggregate of $150,000. The notes were to bridge the Company for 90 days while it closed a proposed private placement memorandum with an investment banker in New Jersey, which did not materialize due to a significant drop in the Company's share price in the second quarter of 2005. The notes bear interest at the rate of 20% per annum and were due within 90 days of the note date. These notes are currently in default. Additionally, these individuals received 150,000 shares of the Company's restricted common stock as additional consideration for making unsecured loans to the Company.

The terms of the conversion were based upon the proposed private placement memorandum which did not materialize and thus the Company does not have definitive conversion terms. The Company plans to reach amicable terms with the note holders relating to the terms of conversion or the Company will re-pay the $150,000 plus accrued interest.

As part of the stock purchase agreement discussed under Change of Control in Note 1, this convertible note payable was assumed and repaid by AMMA Corporation.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 6 - NOTE PAYABLE TO INDIVIDUAL:

In April 2005, the Company borrowed $16,200 from an individual who is also a shareholder of the Company for working capital in order to continue operations. The loan was non-interest bearing, was unsecured and had no specific repayment date. As part of the stock purchase agreement discussed under Change of Control in Note 1, this convertible note payable was assumed by AMMA Corporation.

NOTE 7 - RELATED PARTY TRANSACTIONS:

At December 31, 2005 the Company was indebted to the President, Chief Executive Officer and Director through his related companies for $161,480. This amount represented advances for working capital in order to continue operations. These advances were non-interest bearing, had no specific maturity date and were unsecured. As part of the stock purchase agreement discussed under Change of Control in Note 1, these liabilities were assumed by AMMA Corporation.

NOTE 8 - INCOME TAXES:

Deferred tax assets and liabilities consist of the following:

	December 31, 2006	December 31, 2005
Deferred tax asset- net operating loss carry forwards	$985,000	$675,000
Less: valuation allowance	(985,000)	(675,000)

Net deferred tax asset	-	-

At December 31, 2006 and 2005, the Company had approximately $3,800,000 and $2,700,000 respectively of net operating loss carry forwards available, expiring in years beginning in 2021. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2006 and 2005 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management reviews this valuation allowance requirement periodically and makes adjustments as warranted.

NOTE 9 - ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS:

License Agreement:

On July 15, 2003, Amma Corporation, a privately held entity domiciled in Alberta, Canada, assigned all of its rights, title and interest in and to the A4+L compound as defined in a License Agreement, dated June 5, 2003, between Amma Corporation and Dr. Jose Cabanillas Coral, a Canadian resident and citizen of Peru, to the Company in exchange for 8,160,000 shares of Company common stock.

The A4+L compound (the "technology"), is a multiple plant formulation used for the relief of certain medical symptoms associated with Hepatitis C. This license granted the Company the exclusive right to use and sublicense the technology, and any improvements, and to research, manufacture, distribute and sell products throughout the world excluding Peru.

This 40-year license also required that the Company pay a royalty equal to 3% of gross sales and sublicensing revenues to Dr. Cabanillas.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9 - ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS (CONTINUED):

License Agreement (Continued):

As part of the stock purchase agreement discussed under Change of Control in Note 1, this licensing agreement was exchanged with Amma Corporation as part of the change of control.

Consulting Agreement:

Concurrently with the assignment of the license agreement described above, Amma Corporation also assigned its consulting agreement, dated June 1, 2001, with Dr. Cabanillas to the Company.

This agreement, which expired on June 1, 2006, required that Dr. Cabanillas provide general and research duties as requested, in exchange for a monthly fee of $12,000.

NOTE 10 - SHAREHOLDERS' EQUITY:

The Company has authorized 150 million shares of common stock, par value $.0001 per share.

The following shares, aggregating 64,000,000, were issued in connection with the share exchange agreement described in Note 1: (i) in May 2003, the Company issued 7,200,000 shares of common stock to its founders, at a per share price of $.01, for aggregate proceeds of $72,000, (ii) in June 2003, the Company began offering its common stock in a private offering of such securities and, generated proceeds of $160,000, for the sale of 640,000 shares of its common stock at a per share price of $.25; (iii) in July 2003, the Company issued 8,160,000 shares of its common stock in connection with the assignment of a license agreement (see Note 9). These shares were deemed to have a fair value of $.25 per share at the time of issuance, and in November 2003, the Company issued an additional 48 million shares pursuant to the share exchange agreement.

In 2004, the Company declared and paid a 10% stock dividend to all shareholders, excluding the majority shareholder, AMMA Corporation, issuing 3,017,584 shares of its common stock in connection therewith. The Company also received $479,866 in proceeds from the sales of 5,439,990 shares of its common stock. In partial payment for legal services received, the Company issued 142,857 shares of common stock valued at $10,000. In connection with the reverse merger with Diamond International, Inc., Sylvio Martini, the majority shareholder at the time, agreed to pay certain expenses of the Company from the shares retained by him. Such shares were placed in escrow and during the year, 2,500,000 shares were sold and transferred to 20 persons generating $500,000 of proceeds, which were then contributed to the Company as additional paid-in capital. Mr. Martini also transferred certain escrowed shares to consultants as payment for services provided to the Company. The value of these shares, $131,970, was recorded as additional paid-in capital.

On January 2, 2004, the majority shareholder approved the adoption of the 2004 Omnibus Stock Option Plan under which 5,000,000 shares of Company common stock were reserved for issuance. To date, no options have been granted under this plan.

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

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED):

In July 2005, 150,000 shares of common stock valued at $22,485 were issued in connection with a bridge note (see Note 3). In August 2005, 470,000 shares of common stock valued at $65,853 were issued for services rendered to the Company. In November 2005, 800,000 shares of common stock value at $39,920 were issued for services rendered to the Company.

As part of the stock purchase agreement discussed under Change of Control in Note 1, the Company cancelled 23,400,040 shares of common stock.

During 2006, the Company received $25,000 in contributed legal services.

NOTE 11 - COMMITTMENTS:

Lease:

Office space is also provided in New York by the Company's attorneys, at no cost.

Employment Agreements:

On January 2, 2004, the Company entered into an Employment Agreement with Mr. L. B. (Brad) Clarke as a "senior executive" (the "Employment Agreement"). The Employment Agreement was for a 3-year term and provided for annual salaries of $120,000 for 2004, $180,000 for 2005 and $240,000 for 2006. Other remuneration under the Employment Agreement is a $700 per month automobile allowance and 30 days paid vacation. The Employment Agreement may be terminated for "cause". All salaries and the automobile allowance have been accrued as payable but not paid. As part of the stock purchase agreement discussed under Change of Control in Note 1, these liabilities were assumed by AMMA Corporation.

NOTE 12- AGREEMENT WITH VOLIUS, INC.

On September 26, 2006, the Company entered into a letter of intent with Volius, Inc. ("Volius") to acquire all of Volius' assets in exchange for 50.5% of the company's shares of common stock or approximately 63,511,270 shares. Contemporaneous with the effectiveness of the merger, the Company was required to raise between $4 and $6 million dollars to fund the operations of the newly merged company on mutually agreeable terms.

NOTE 13- SUBSEQUENT EVENTS

On January 18, 2007, the Company terminated its Letter of Intent to merge with Volius because the Company and Volius could not agree on the amount of capital to be raised, the valuation of Volius, and the timing of the ultimate transaction.

On January 24, 2007, Organetix executed a definitive agreement to acquire ADAO.  ADAO is a telephony engineering and design firm specializing in the development of cellular technologies that target the low-end user market segment.  The transaction is expected to close in the 2nd calendar quarter of 2007 (“Closing”). The Company is required to invest an aggregate of $300,000 in ADAO prior to the closing, which shall be used specifically to develop a prototype to be owned by the Company. Upon successful completion of the prototype and other conditions in the proposed exchange transaction, at Closing, the Company shall issue 73,500,000 ($.0001 par value per share) restricted shares of common stock of the Company equal to 53.5% of the outstanding shares of common stock to the shareholders of ADAO. As further consideration, the Company has agreed that, subsequent to Closing, it will increase its authorized number of shares of common stock from 150,000,000 to 300,000,000 and change its name to ADAO Wireless, Inc. ADAO will then receive an additional 17,000,000 shares of the Company’s common stock.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 13- SUBSEQUENT EVENTS (CONTINUED)

On February 15, 2007, Organetix entered into non-exclusive agreements with Ambassador Thomas Graham, Jr., Mr. David Lewis and Mr. Aaron Foley to serve on the Company’s Board of Advisors. However, subsequent to that date, Ambassador Graham and the Company mutually agreed to terminate that agreement and as a result Ambassador Graham does not serve on the Company’s Board of Advisors. Thus, the Company’s Board of Advisors consists of Messrs. Lewis and Foley and each shall serve until the earlier of February 15, 2009 or the date that either Advisor is removed from the Board. As compensation for participation on the Board of Advisors, each member received 500,000 shares of the Company’s common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountants are Meyler & Company, independent certified public accountants. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

As of the end of the period covering this Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". The Company’s President conducted this evaluation by himself.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

Dr. David F. Hostelley, 67 years old, is the sole officer and director of the Company serving as our Chairman of the board of directors and President. The Company's directors are elected at each Annual Meeting of Shareholders.

The following is a biographical summary of the directors and officers of the Company:

Dr. David F. Hostelley, Chairman of the Board, President & CEO & Secretary

Dr. Hostelley has served as our Chairman of the Board and President since August 16, 2006. Dr. Hostelley is a Certified Public Accountant licensed in the states of Ohio and New York. In 1984 he earned his Ph.D. in management while a lecturer in the MBA Program of Baldwin-Wallace College. He currently lectures in Accounting and Management for Myers University, Cleveland, Ohio.

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
ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the President of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2005 and 2006, respectively.

Summary Compensation Table

		Long-Term Compensation Awards		Securities Underlying Options	All Other
Name and Principal Position	Year	Salary	Bonus	(#) /SARS	Compensation
L. B. (Brad) Clarke - Chairman of the Board, Chief Executive Officer, President, Chief Executive Officer and Secretary[1]	2005	180,000			7,000

Robert C. Howell - Executive Vice President & Chief Financial Officer[1]	2005	60,000	0	0	0

Dr. Jose Cabanillas - Executive Vice President - Research & Development[1]	2005	144,000	0	0	0

John Garcia - Executive Vice President Corporate Development[1]	2005	60,000	0	0

Dr. David F Hostelley - Chairman of the Board and President	2006	0	0	0	0

1 Resigned in August 2006.

Director’s Compensation

During the fiscal year ended December 31, 2006 no fees were paid to our Director.

Employment Contracts

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at April 27, 2006, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Dr. David F. Hostelley	0	0%

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On April 10, 2006, the Company retained Meyler & Company CPA as its independent accountants and informed Lazar Levine & Felix LLP (“Lazar”) its previous independent accountants, that it was no longer using their services. There were no disagreements with Lazar on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

On August 18, 2006, AMMA Corporation and other shareholders (collectively, "Sellers") of the Company entered into a stock purchase agreement with various purchasers ("Stock Purchase Agreement"), whereby the Sellers sold 51,546,000 shares of the Company's common stock ("Shares"). In exchange for (i) cash and (ii) an assignment of certain assets of the Company, the Company did not receive any sales proceeds or other consideration in connection with this transaction.

On September 26, 2006, the Company entered into a letter of intent with Volius, Inc. ("Volius") to acquire all of Volius' assets in exchange for 50.5% of the company's shares of common stock or approximately 63,511,270 shares ("Merger").

On January 24, 2007, the Company executed a definitive agreement to acquire ADAO Telecom, Inc., a Florida based and privately held corporation (“ADAO”). ADAO, a telephony engineering and designs firm, specializes in the development of cellular technologies that target the low-end user market segment. In exchange for all of the shares of ADAO, the Company shall issue to the shareholders of ADAO 73,500,000 ($0.0001 par value per share) restricted shares of the Company’s common stock equal to 53.3% of the outstanding shares. Pursuant to the agreement, the Company is to transfer $300,000 to ADAO, which is to be earmarked for the development of a prototype to be owned by the Company. We expect this transaction to close as soon as the 2nd calendar quarter of 2007, but no later than May 30, 2007 (“Closing”). As further consideration, the Company has agreed that, subsequent to Closing, it will increase its authorized number of shares of common stock from 150,000,000 to 300,000,000 and change its name to ADAO Wireless, Inc. At that time, ADAO will receive an additional 17,000,000 shares of the Company’s common stock. It is further agreed that subsequent to the Company raising its authorized shares, agents of the Company will make their best efforts to raise between $3,500,000 and $4,500,000 prior to June 15, 2007.

During discussions with Volius, Inc. (“Volius”), it became apparent to both Volius and the Company that it would be difficult, if not impossible, to agree on the amount of capital to be raised, the valuation of Volius and the timing of the ultimate transaction. Also during that period, the Company was introduced to ADAO and concluded that ADAO was a better fit with shareholders' goals of acquiring a business with dynamic opportunities. On January 18, 2007, the Company terminated its Letter of Intent to merge with Volius.

On February 15, 2007, Organetix entered into non-exclusive agreements with Ambassador Thomas Graham, Jr., Mr. David Lewis and Mr. Aaron Foley to serve on the Company’s Board of Advisors. All shall serve as Advisors until the earlier of February 15, 2009 or the date that any Advisor is removed from the Board. Ambassador Graham will serve as Chairman of the Board of Advisors. As compensation for participation on the Board of Advisors, Ambassador Graham received 2,000,000 shares of the Company’s common stock and Messrs. Lewis and Foley each received 500,000 shares of the Company’s common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2006, the cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB aggregated approximately $12,500.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.

/s/ Dr. David F. Hostelley
Name: Dr. David F. Hostelley
Title: President
Date: May 1, 2007