Form 10QSB
period 2007-03-31
Organetix
filed 2007-05-21
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
Commission file number 000-29461

Organetix, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue - 15th Floor, New York, New York 10022
(Address of principal executive offices) (Zip Code)
Issuer's telephone number: (440) 759-7470
(Address of principal executive offices)
Suite 200, 603 - 7th Avenue S.W., Calgary, Alberta, Canada T2P 2T5
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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on March 31, 2007, was 72,515,780.

ORGANETIX, INC.
A Development Stage Company

PAGE(S)

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets - March 31, 2007 and December 31, 2006	3.

	Statements of Operations - Three months ended March 31, 2007 and 2006 and the Period from Inception (May 28, 2003) to March 31, 2007	4.

	Statements of Cash Flows - Three months ended March 31, 2007 and 2006 and the Period from Inception (May 28, 2003) to March 31, 2007	5.

	Notes to Interim Financial Statements	6.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9.

Item 3.	Controls and Procedures	11.

PART II	OTHER INFORMATION

	Signatures	14.

	Exhibits	15.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORGANETIX, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses	$75,185	$
Total Current Assets	$75,185

Total Assets	$75,185	$

LIABILITIES AND STOCKHOLDERS’ EQUITY

TOTAL LIABILITIES	$	$

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001, authorized
150,000,000 shares, issued and outstanding
72,515,780 and 62,882,447 at March 31, 2007
and December 31, 2006, respectively	7,251		$6,288
Additional paid in capital	4,350,486		4,012,449
Deficit accumulated during the developmental stage	(4,282,552)		(4,018,737)
Total Stockholders’ Equity	75,185

Total Liabilities and Stockholders’ Equity	$75,185	$

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

			For the Period
	Three Months Ended		From Inception
	March 31,		(May 28, 2003) to
	2007	2006	March 31, 2007
COSTS AND EXPENSES
Operating expenses-research facility		$18,600	$247,659
Research and development expenses	$204,000	66,139	1,468,156
Consulting fees	12,315	45,000	540,843
Professional fees	48,058	11,380	413,854
Travel and accommodations		3,532	130,364
Telephone		2,252	35,528
Interest expense		7,530	52,670
Insurance		11,326	104,188
Rent		3,701	42,410
Shipping expense		786	6,184
Office and other expense		14,031	167,775
Marketing and public relations		426	271,899
Depreciation and amortization expense		16,188	208,719
Loss on disposition of assets			592,861
Total Cost and Expenses	264,373	200,891	4,283,110

OTHER INCOME
Interest income	558		558

NET LOSS	$(263,815)	$(200,891)	$4,282,552

NET LOSS PER COMMON SHARE
(Basic and Diluted)	$(0.01)	$(0.01)	$(0.05)

WEIGHTED AVERAGE SHARES
OUTSTANDING	58,079,271	86,382,447	78,971,484

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

				For the Period
	Three Months Ended			From Inception
	March 31,			(May 28, 2003) to
	2007		2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(263,815)	$(200,891)	$(4,282,552)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization			16,188	208,719
Loss on disposition of assets				592,861
Compensatory shares				324,111
Amortization of prepaid consulting		4,815		4,815
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses			11,315	(43,414)
Increase in accounts payable			69,863	354,156
Increase in accrued salaries to officers			75,000	708,966
Increase in due to shareholders			19,612	204,273
Increase in accrued interest			7,396	28,239
Net cash used in operating activities		(259,000)	(1,517)	(1,899,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license				(150,000)
Capital expenditures				(30,000)
Net cash used in investing activities				(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to founders				65,760
Issuance of common stock in private placement		259,000		259,000
Additional contribution of capital				1,288,866
Issuance of note receivable		(100,000)		(100,000)
Repayment of note receivable		100,000		100,000
Cash received in merger				300,000
Convertible note payable				150,000
Note payable to individual				16,200
Net cash provided by financing activities		259,000		2,079,826

DECREASE IN CASH			(1,517)

CASH AT BEGINNING OF PERIOD			3,279

CASH AT END OF PERIOD	$		$1,762	$

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

NON-CASH FINANCING ACTIVITIES
Cancellation of common stock				2,350

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007

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

Going Concern:

As shown in the accompanying financial statements, the Company has incurred net losses of $4,282,552 since inception. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007

NOTE 2- NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 in the first quarter of 2007. Adoption of FIN 48 did not have a material impact on the Company’s financial statements.

NOTE 3 - SHAREHOLDERS' EQUITY:

During the three months ended March 31, 2007, the Company sold 8,633,333 shares of its common stock at $0.03 in a private placement and received proceeds of $259,000.

NOTE 4 - LOAN TO UNIPIXEL

In January of 2007, the Company loaned $100,000 to Unipixel. This loan plus accrued interest was repaid on February 15, 2007.

NOTE 5- AGREEMENT WITH VOLIUS, INC.

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

NOTE 6- AGREEMENT WITH ADAO TELECOM, INC.

On January 24, 2007, Organetix executed a definitive agreement to acquire ADAO.  ADAO is a telephony engineering and design firm specializing in the development of cellular technologies that target the low-end user market segment.  The transaction is expected to close in the 2nd calendar quarter of 2007 (“Closing”). Under the terms of the agreement, the Company is required to invest an aggregate of $300,000 in ADAO prior to the closing, which shall be used specifically to develop a prototype to be owned by the Company. Upon successful completion of the prototype and other conditions in the proposed exchange transaction, at Closing, the Company will issue 73,500,000 ($.0001 par value per share) restricted shares of common stock of the Company equal to 53.5% of the outstanding shares of common stock to the shareholders of ADAO. As further consideration, the Company has agreed that, subsequent to Closing, it will increase its authorized number of shares of common stock from 150,000,000 to 300,000,000 and change its name to ADAO Wireless, Inc. ADAO will then receive an additional 17,000,000 shares of the Company’s common stock.

ORGANETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007

NOTE 6- AGREEMENT WITH ADAO TELECOM, INC. (CONTINUED)

During the three months ended March 31, 2007, the Company transferred $204,000 to ADAO as part of the agreement. This payment is included with Research and Development Expenses on the Consolidated Statement of Operations.

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

On January 24, 2007, Organetix executed a definitive agreement to acquire ADAO.  ADAO is a telephony engineering and design firm specializing in the development of cellular technologies that target the low-end user market segment.  The transaction is expected to close in the 2nd calendar quarter of 2007 (“Closing”). Under the terms of the agreement, the Company is required to invest an aggregate of $300,000 in ADAO prior to the closing, which shall be used specifically to develop a prototype to be owned by the Company. Upon successful completion of the prototype and other conditions in the proposed exchange transaction, at Closing, the Company will issue 73,500,000 ($.0001 par value per share) restricted shares of common stock of the Company equal to 53.5% of the outstanding shares of common stock to the shareholders of ADAO. As further consideration, the Company has agreed that, subsequent to Closing, it will increase its authorized number of shares of common stock from 150,000,000 to 300,000,000 and change its name to ADAO Wireless, Inc. ADAO will then receive an additional 17,000,000 shares of the Company’s common stock.

In January of 2007, the Company loaned $100,000 to Unipixel. This loan plus accrued interest was repaid on February 15, 2007.

On February 15, 2007, Organetix entered into non-exclusive agreements with Ambassador Thomas Graham, Jr., Mr. David Lewis and Mr. Aaron Foley to serve on the Company’s Board of Advisors. However, subsequent to that date, Ambassador Graham and the Company mutually agreed to terminate that agreement and as a result, Ambassador Graham is not a member of the Company’s Board of Advisors. Thus, the Company’s Board of Advisors consists of Messrs. Lewis and Foley and each shall serve until the earlier of February 15, 2009 or the date that either Advisor is removed from the Board. As compensation for participation on the Board of Advisors, each member received 500,000 shares of the Company’s common stock.

During the three months ended March 31, 2007, the Company transferred $204,000 to ADAO as part of the agreement. This payment is included with Research and Development Expenses on the Consolidated Statement of Operations.

RESULTS OF OPERATIONS

Operating costs for the period from inception to March 31, 2007 aggregated $4,283,110. This includes costs incurred in research and development of $1,468,156, operating expenses for loss on disposition of assets of $592,861 and consulting fees of $540,843. As a result of the above we realized a net loss of $4,283,110 for the period from inception to March 31, 2007.

Operating costs for the three-month period ended March 31, 2006 aggregated $200,891. This includes research and development expenses of $66,139, operating expenses-research facility of $18,600 and consulting fees of $45,000.

As a result of the above we realized a net loss of $(200,891) for the three-month period ended March 31, 2006.

Operating costs for the three-month period ended March 31, 2007 aggregated $264,373. This includes the following expenses related to the ADAO exchange transaction: research and development expenses of $204,000, professional fees of $48,058 and consulting fees of $12,315. As a result of the above we realized a net loss of $(263,815) for the three-month period ended March 31, 2007.

For the period from inception (May 28, 2003) to March 31, 2007, net cash used to fund operating activities totaled $(1,899,826), net cash used in investing activities totaled $(180,000) and net cash provided by financing activities totaled $2,079,826.

For the three month period ended March 31, 2006, net cash used to fund operating activities totaled $(1,517). During this period, no net cash was used in investing activities and no net cash was provided by financing activities.

For the three month period ended March 31, 2007, net cash used to fund operating activities totaled $(259,000) and net cash provided by financing activities totaled $259,000. During this period, no net cash was used in investing activities. As of March 31, 2007, there was no cash on hand.

FUND RAISING ACTIVITIES
Commencing January 11, 2007, the Company began selling shares of its common stock for $0.03 per share. To date, the Company has sold 11,133,333 shares for a total of $334,000. The Company plans on raising an additional $75,000, the terms of which have yet to be determined.

HISTORY
Prior to November 7, 2003, Organetix, Inc. (the “Company”) was in the direct mail business and was named Diamond International Group, Inc. However, on such date, pursuant to a share exchange agreement among Diamond, Organetix, Inc. and all of the shareholders of Organetix (“Exchange Agreement"), Diamond acquired all of the shares of Organetix, Inc. from its shareholders in consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix, Inc. shareholders (this transaction is referred to herein as the “Exchange”). Pursuant to the Exchange Agreement: (i) Organetix, Inc. became a wholly-owned subsidiary of Diamond; (ii) and Diamond divested itself of all of its pre-Exchange assets to the pre-Exchange shareholders; (iii) Diamond changed its name to Organetix, Inc.; (iv) Diamond changed its symbol to “OGTX.OB”; and (v) Sylvio Martini resigned as the sole director and officer of the Company and L.B. (Brad) Clarke was appointed to the Board of Directors and named as President, President and Chief Financial Officer of Diamond. On August 16, 2006, Mr. Clarke appointed David F. Hostelley to the Board and subsequently resigned from all officer and director positions. The present company shall sometimes be referred to as Organetix or the Company.

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
As of March 31, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s President and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls.
There were no changes in internal controls over financial reporting, known to the President or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits

On January 26, 2007, the Company reported on Form 8-K that, on January 24, 2007, the Company executed a definitive agreement to acquire ADAO Telecom, Inc., a Florida based and privately held corporation (“ADAO”). ADAO, a telephony engineering and designs firm, specializes in the development of cellular technologies that target the low-end user market segment. In exchange for all of the shares of ADAO, the Company shall issue to the shareholders of ADAO 73,500,000 ($0.0001 par value per share) restricted shares of the Company’s common stock equal to 53.3% of the outstanding shares. Pursuant to the agreement, the Company is to transfer $300,000 to ADAO, which is to be earmarked for the development of a prototype to be owned by the Company. We expect this transaction to close as soon as the 2nd calendar quarter of 2007, but no later than May 30, 2007 (“Closing”). As further consideration, the Company shall, subsequent to the Closing, increase its authorized number of shares of common stock from 150,000,000 to 300,000,000 and change its name to ADAO Wireless, Inc. At that time, ADAO will receive an additional 17,000,000 shares of the Company’s common stock. It is further agreed that subsequent to the Company raising its authorized shares, agents of the Company will make their best efforts to raise between $3,500,000 and $4,500,000 prior to June 15, 2007.

Also on January 26, 2007, the Company reported on Form 8-K that, during discussions with Volius, Inc. (“Volius”), it became apparent to both Volius and the Company that it would be difficult, if not impossible, to agree on the amount of capital to be raised, the valuation of Volius and the timing of the ultimate transaction. Also during that period, the Company was introduced to ADAO and concluded that ADAO was a better fit with shareholders' goals of acquiring a business with dynamic opportunities. On January 18, 2007, the Company terminated its Letter of Intent to merge with Volius.

On February 27, 2007, the Company reported on Form 8-K that, on February 15, 2007, Organetix entered into non-exclusive agreements with Ambassador Thomas Graham, Jr., Mr. David Lewis and Mr. Aaron Foley to serve on the Corporation’s Board of Advisors. All shall serve as Advisors until the earlier of February 15, 2009 or the date that any Advisor is removed from the Board. Ambassador Graham will serve as Chairman of the Board of Advisors. As compensation for participation on the Board of Advisors, Ambassador Graham received 2,000,000 shares of the Corporation’s common stock and Messrs. Lewis and Foley each received 500,000 shares of the Corporation’s common stock. Subsequent to this filing, the Company’s agreement with Ambassador Graham was terminated by both parties.

31.1 Certification of President
31.2 Certification of Principal Financial Officer
32.1 Certification of President
32.2 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.

/s/ Dr. David F. Hostelley
Name: Dr. David F. Hostelley
Title: President
Date: May 21, 2007