Form 10QSB
period 2007-06-30
Organetix
filed 2007-08-20
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
Commission file number 000-29461

Organetix, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Sanders, Ortoli, Vaughn-Flam, Rosenstadt LLP
501 Madison Avenue - 14th Floor, New York, New York 10022
(Address of principal executive offices) (Zip Code)
Issuer's telephone number: (440) 759-7470
(Address of principal executive offices)
c/o Rubin, Bailin, Ortoli LLP
405 Park Avenue - 15th Floor, New York, NY 10022
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on June 30, 2007, was 81,349,080.

ORGANETIX, INC.
A Development Stage Company

		PAGE(S)
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets - June 30, 2007 and December 31, 2006	F-1

	Statements of Operations - Three months ended June 30, 2007 and 2006, the six months
	ended June 30, 2007 and 2006 and the Period from Inception (May 28, 2003) to June 30, 2007	F-2

	Statements of Cash Flows - Six months ended June 30, 2007 and 2006 and the
	Period from Inception (May 28, 2003) to June 30, 2007	F-3

	Notes to Interim Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	6

PART II OTHER INFORMATION

	Signatures	9

	Exhibits	10

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ORGANETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$225,179	$-
Prepaid expenses	75,148	-
Total Current Assets	300,327	-

Total Assets	$300,327	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued expenses	55,000	-
Total Liabilities	55,000	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.0001, authorized
150,000,000 shares, issued and outstanding
81,349,080 and 62,882,447 at June 30, 2007
and December 31, 2006, respectively	8,134	6,288
Additional paid in capital	4,614,602	4,012,449
Deficit accumulated during the development stage	(4,377,409)	(4,018,737)
Total Stockholders' Equity	245,327	-

Total Liabilities and Stockholders' Equity	300,327	-

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					For the
					Period
					From
	Three Months Ended		Six Months Ended		May 28, 2003
	June 30,		June 30,		(Inception ) to
	2007	2006	2007	2006	June 30, 2007

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Operating expenses- research facility		18,000	-	36,600	247,659
Research and development expenses	9,999	66,000	213,999	132,139	1,478,155
Consulting fees	29,537	45,000	41,852	90,000	570,380
Professional fees	55,301	18,916	103,359	30,296	469,155
Travel and accomodations	-	6,122	-	9,654	130,364
Telephone	-	576	-	2,828	35,528
Interest expense	-	1,627	-	9,157	52,670
Insurance	-	11,490	-	22,816	104,188
Rent	-	3,844	-	7,545	42,410
Shipping expense	-	326	-	1,112	6,184
Office and other expense	20	15,048	20	29,079	167,795
Marketing and public relations	-	250	-	676	271,899
Depreciation and amortization expense	-	16,187	-	32,375	208,719
Loss on disposition of assets	-	-	-	-	592,861

Total Costs and Expenses	94,857	203,386	359,230	404,277	4,377,967

OTHER INCOME
Interest income	-	-	558	-	558

NET LOSS	$(94,857)	$(203,386)	$(358,672)	$(404,277)	$(4,377,909)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.06)

WEIGHTED AVERAGE SHARES
OUTSTANDING	73,993,369	86,382,447	71,679,389	86,382,447	78,776,915

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			For the Period
			From
	For the Six Months Ended		May 28, 2003
	June 30,		(Inception) to
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(358,672)	$(404,277)	$(4,377,409)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	-	32,375	208,719
Loss on disposition of assets	-	-	592,861
Compensatory shares			324,111
Amortization of prepaid consulting	14,852		14,852
Changes in assets and liabilities:
Decrease in research and development supplies
Increase in prepaid expenses	(10,000)	(24,555)	(53,414)
Increase in accounts payable	55,000	195,301	409,156
Increase in accrued salaries to officers		150,000	708,966
Increase in due to shareholders		42,793	204,273
Increase in accrued interest		7,396	28,239
Net cash used in operating activities	(298,820)	(967)	(1,939,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license	-	-	(150,000)
Capital expenditures	-	-	(30,000)
Net cash used in investing activities	-	-	(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to founders			65,760
Issuance of common stock in private placement	523,999		523,999
Additional contribution of capital			1,288,866
Issuance of note receivable	(100,000)		(100,000)
Repayment of note receivable	100,000		100,000
Cash received in merger			300,000
Convertible note payable			150,000
Note payable to individual			16,200
Net cash provided by financing activities	523,999	-	2,344,825

INCREASE (DECREASE) IN CASH	225,179	(967)	225,179

CASH AT BEGINNING OF PERIOD	-	3,279	-

CASH AT END OF PERIOD	$225,179	$2,312	$225,179

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS, GOING CONCERN AND CHANGE OF CONTROL

Organetix, Inc. ("the Company" or "Organetix"), a Delaware Corporation, was incorporated on May 28, 2003.

Organetix was a biotechnology company with an exclusive worldwide license for the formula of a proprietary medical discovery relating to the liver referred to as A4+L.

On November 7, 2003 (the "Effective Date"), pursuant to a Share Exchange Agreement ("Agreement") between Diamond International Group, Inc. ("Diamond"), a Delaware corporation and Organetix, Inc. ("Organetix"), a Delaware corporation and all of the shareholders of Organetix, Diamond acquired all of the shares of Organetix as consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix shareholders. As a result of this Agreement, Diamond International Group, Inc. (the legal acquirer) received 100% of the issued and outstanding common stock of Organetix, Inc. in exchange for 64,000,000 shares of common stock of Diamond. Pursuant to the Agreement, Organetix became a wholly owned subsidiary of Diamond which entity filed a Certificate of Amendment with the State of Delaware changing its name to Organetix, Inc. This reverse merger transaction was treated retroactively as a recapitalization with Organetix, Inc. being treated as the acquirer for accounting purposes.

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

Change in Management

On May 30, 2007, the Board of Directors appointed Seth Shaw as Interim President and Chief Executive Officer.

Going Concern:

As shown in the accompanying financial statements, the Company has incurred net losses of $4,377,409 since inception. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS, GOING CONCERN AND CHANGE OF CONTROL (CONTINUED)

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

NOTE 2 - SHAREHOLDERS' EQUITY:

During the six months ended June 30, 2007, the Company sold 17,466,630 shares of its common stock at $0.03 in a private placement and received proceeds of $523,999.

On February 15, 2007, the Company entered into non-exclusive agreements with Mr. David Lewis and Mr. Aaron Foley to serve on the Corporation’s Board of Advisors. Messrs. Lewis and Foley shall serve as Advisors until the earlier of February 15, 2009 or the date that any Advisor is removed from the Board. As compensation for participation on the Board of Advisors, Messrs. Lewis and Foley each received 500,000 shares of the Corporation’s common stock. Such shares were recorded at their fair value of $0.08 per share and are being amortized over the life of the agreements.

NOTE 3 - LOAN TO UNIPIXEL

In January of 2007, the Company loaned $100,000 to Unipixel. This loan plus accrued interest was repaid on February 15, 2007.

NOTE 4- AGREEMENT WITH VOLIUS, INC.

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

NOTE 5- AGREEMENT WITH ADAO TELECOM, INC. (“ADAO”)

On January 24, 2007, Organetix executed a definitive agreement to acquire ADAO.  ADAO is a telephony engineering and design firm specializing in the development of cellular technologies that target the low-end user market segment.  Under the terms of the agreement, the Company was required to invest an aggregate of $300,000 in ADAO prior to the closing, which was to be used specifically to develop a prototype to be owned by the Company. Upon successful completion of the prototype and other conditions in the proposed exchange transaction, at Closing, the Company would issue 73,500,000 ($.0001 par value per share) restricted shares of common stock of the Company equal to 53.5% of the outstanding shares of common stock to the shareholders of ADAO.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007

NOTE 5- AGREEMENT WITH ADAO TELECOM, INC. (CONTINUED)

During the six months ended June 30, 2007, the Company transferred $213,999 to ADAO as part of the agreement. This payment is included with Research and Development Expenses in the Consolidated Statement of Operations.

On July 3, 2007, the Company and ADAO terminated the Exchange Agreement and executed a Mutual Termination Agreement. As part of such termination, the Company received a 7.5% convertible promissory note for $279,000 with interest accruing beginning on August 1, 2007. In the event ADAO is unable to pay back any principal and interest pursuant to the terms of the Note within 12 months, the Note will convert into 12.5% of the outstanding shares of Common Stock of ADAO. The Company and ADAO mutually agreed to terminate the ADAO Exchange Agreement because of the difficulty in agreeing on the amount of capital to be raised, the valuation of ADAO and the timing of the ultimate transaction.

NOTE 6- SUBSEQUENT EVENTS

On July 26, 2007, the Company appointed Edward Caravalho as Interim Chief Financial Officer.

In July and August of 2007, the Company sold 5,446,666 shares in a private placement at $0.06 per share for proceeds of $328,000.

On July 6, 2007, the Company authorized and issued 500,000 shares of common stock at $0.11 per share for payment of professional fees.

On August 13, 2007, the Company entered into a Definitive Exchange Agreement with KidFitness, Inc. (“KidFitness”) to acquire all of KidFitness’s shares in exchange for 64% of the Company’s shares of common stock prior to the Financing as defined below (“Exchange”). Upon completion of the Exchange, KidFitness will be a wholly-owned subsidiary of the Company and will be the Company’s sole business focus.

In addition to the satisfaction of customary due diligence review and necessary shareholder consents, the following specific conditions must be met at or prior to the closing of the Exchange:

•
The Company’s articles of incorporation must be amended to (i) increase the number of authorized shares of common stock from 150,000,000 to 500,000,000 and (ii) change the name of the Company to “KidFitness, Inc.” or another name mutually acceptable to Organetix and KidFitness.

•
The Company and KidFitness must agree on the final terms and documentation related to a financing of $7,000,000 to $12,000,000 through the sale of the Company’s common stock in a private placement (“Financing”) and the Financing minimum must close contemporaneous with the closing of the Exchange. The proceeds of the Financing will be used for the operation and continued growth of the combined company as well as to pay off existing debts of KidFitness.

•	Messrs. Paul Neville and Anthony Barrasso must be appointed to the Board of Directors of the Company.

•	The Company must enter into employment contracts with KidFitness management, the terms of which shall be mutually acceptable to all parties.

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

During the three months ended June 30, 2007, the Company transferred $204,000 to ADAO as part of the agreement. This payment is included with Research and Development Expenses on the Consolidated Statement of Operations.

On May 30, 2007, the board of directors of the Company appointed Seth Shaw as Interim President and Chief Executive Officer effective immediately.  Mr. Shaw's duties and responsibilities as Interim President and Chief Executive Officer will be those that are customary to the office.

During the six months ended June 30, 2007, the Company transferred $213,999 to ADAO as part of the agreement. This payment is included with Research and Development Expenses in the Consolidated Statement of Operations.

On July 3, 2007, Organetix and ADAO terminated the Exchange Agreement dated January 26, 2007 to which both Organetix and ADAO were parties. Evidencing the terms of such termination, Organetix and ADAO executed a Mutual Termination Agreement. As part of such termination, Organetix agreed to reclassify its $279,000 investment in ADAO as a loan in the form of a convertible promissory note at 7.5% interest which begins to accrue on August 1, 2007. In the event ADAO is unable to pay back any principal and interest pursuant to the terms of the Note within 12 months, the Note will convert into 12.5% of the outstanding shares of Common Stock of ADAO. Organetix and ADAO mutually agreed to terminate the ADAO Exchange Agreement because of the difficulty, if not impossibility, in agreeing on the amount of capital to be raised, the valuation of ADAO and the timing of the ultimate transaction.

On June 25, 2007 it completed the sale of 16,966,667 shares of its common stock at a price of $0.03 per share to 22 shareholders of Organetix for an aggregate of $509,000 (“Private Placement”). The Private Placement was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. There was no underwriter to the Private Placement and no commissions were paid to any party. The proceeds of the Private Placement shall be used for general corporate purposes.

Subsequent Events

On July 26, 2007, the Company appointed Edward Caravalho as Interim Chief Financial Officer.

In July and August of 2007, the Company sold 5,446,666 shares in a private placement at $0.06 per share for proceeds of $328,000.

On July 6, 2007, the Company authorized and issued 500,000 shares of common stock at $0.11 per share for payment of professional fees.

On August 13, 2007, the Company entered into a Definitive Exchange Agreement with KidFitness, Inc. (“KidFitness”) to acquire all of KidFitness’s shares in exchange for 64% of the Company’s shares of common stock prior to the Financing as defined below (“Exchange”). Upon completion of the Exchange, KidFitness will be a wholly-owned subsidiary of the Company and will be the Company’s sole business focus.

In addition to the satisfaction of customary due diligence review and necessary shareholder consents, the following specific conditions must be met at or prior to the closing of the Exchange:

•
The Company’s articles of incorporation must be amended to (i) increase the number of authorized shares of common stock from 150,000,000 to 500,000,000 and (ii) change the name of the Company to “KidFitness, Inc.” or another name mutually acceptable to Organetix and KidFitness.

•
The Company and KidFitness must agree on the final terms and documentation related to a financing of $7,000,000 to $12,000,000 through the sale of the Company’s common stock in a private placement (“Financing”) and the Financing minimum must close contemporaneous with the closing of the Exchange. The proceeds of the Financing will be used for the operation and continued growth of the combined company as well as to pay off existing debts of KidFitness.

•	Messrs. Paul Neville and Anthony Barrasso must be appointed to the Board of Directors of the Company.

•	The Company must enter into employment contracts with KidFitness management, the terms of which shall be mutually acceptable to all parties.

RESULTS OF OPERATIONS

Operating costs for the period from inception to June 30, 2007 aggregated $4,377,967. This includes costs incurred in research and development of $1,478,155, consulting fees of $570,380 and professional fees of $469,155. As a result of the above we realized a net loss of $4,377,909 for the period from inception to June 30, 2007.

Operating costs for the three-month period ended June 30, 2006 aggregated $203,386. This includes research and development expenses of $66,000, consulting fees of $45,000 and professional fees of $18,916. As a result of the above we realized a net loss of $(203,386) for the three-month period ended June 30, 2006.

Operating costs for the three-month period ended June 30, 2007 aggregated $94,857. This includes research and development expenses of $9,999, professional fees of $55,301 and consulting fees of $29,537. As a result of the above we realized a net loss of $(94,857) for the three-month period ended June 30, 2007.

For the period from inception (May 28, 2003) to June 30, 2007, net cash used to fund operating activities totaled $(1,939,646), net cash used in investing activities totaled $(180,000) and net cash provided by financing activities totaled $2,344,825.

For the three month period ended June 30, 2006, net cash used to fund operating activities totaled $(967). During this period, no net cash was used in investing activities and no net cash was provided by financing activities.

For the three month period ended June 30, 2007, net cash used to fund operating activities totaled $(298,820) and net cash provided by financing activities totaled $523,999. During this period, no net cash was used in investing activities. As of June 30, 2007, there was $225,179 on hand.

FUND RAISING ACTIVITIES
Commencing January 11, 2007, the Company began selling shares of its common stock for $0.03 per share. To date, the Company has sold 11,133,333 shares for a total of $334,000. The Company plans on raising an additional $75,000, the terms of which have yet to be determined.

In July and August of 2007, the Company sold 5,446,666 shares in a private placement at $0.06 per share for proceeds of $328,000.

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
As of June 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s President and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits

On June 11, 2007, the Company filed Form 8-K to announce that on May 30, 2007, the board of directors of the Company appointed Seth Shaw as Interim President and Chief Executive Officer effective immediately.  Mr. Shaw's duties and responsibilities as Interim President and Chief Executive Officer will be those that are customary to the office.

On July 11, 2007, the Company filed Form 8-K to announce that on July 3, 2007, Organetix and ADAO Telecom, Inc. (“ADAO”) terminated the Exchange Agreement dated January 26, 2007 to which both Organetix and ADAO were parties (“ADAO Exchange Agreement”). Evidencing the terms of such termination, Organetix and ADAO executed a Mutual Termination Agreement. As part of such termination, Organetix agreed to reclassify its $279,000 investment in ADAO as a loan in the form of a convertible promissory note at 7.5% interest which begins to accrue on August 1, 2007. In the event ADAO is unable to pay back any principal and interest pursuant to the terms of the Note within 12 months, the Note will convert into 12.5% of the outstanding shares of Common Stock of ADAO. Organetix and ADAO mutually agreed to terminate the ADAO Exchange Agreement because of the difficulty, if not impossibility, in agreeing on the amount of capital to be raised, the valuation of ADAO and the timing of the ultimate transaction.

Also on July 11, 2007, the Company reported that on June 25, 2007 it completed the sale of 16,966,667 shares of its common stock at a price of $0.03 per share to 22 shareholders of Organetix for an aggregate of $509,000 (“Private Placement”). The Private Placement was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. There was no underwriter to the Private Placement and no commissions were paid to any party. The proceeds of the Private Placement shall be used for general corporate purposes.

On July 27, 2007, the Company reported that on July 26, 2007, the board of directors of the Company appointed Mr. Edward M. Caravalho, CPA as Interim Chief Financial Officer ("CFO") effective immediately. Mr. Caravalho's duties and responsibilities as Interim Chief Financial Officer will be those that are customary to the office.

On August 17, 2007, the Company reported that on August 13, 2007, it entered into a Definitive Exchange Agreement with KidFitness, Inc. (“KidFitness”) to acquire all of KidFitness’s shares in exchange for 64% of the Company’s shares of common stock prior to the Financing as defined below (“Exchange”). Upon completion of the Exchange, KidFitness will be a wholly-owned subsidiary of the Company and will be the Company’s sole business focus.

Exhibit 31.1 Certification of President
Exhibit 31.2 Certification of Principal Financial Officer
Exhibit 32.1 Certification of President
Exhibit 32.2 Certification of Principal Financial Officer
Exhibit 99.1 8-K announcing the Appointment of Seth Shaw as Interim President and Chief Executive Officer filed on June 11, 2007*
Exhibit 99.2 8-K announcing the Termination of the ADAO Exchange Agreement filed on July 11, 2007*
Exhibit 99.3 8-K announcing the Appointment of Edward M. Caravalho as the Company’s Interim Chief Financial Officer filed on July 27, 2007*
Exhibit 99.4 8-K announcing the Definitive Exchange Agreement with KidFitness filed on August 17, 2007*

*Previously filed and incorporated by reference into this Item 6.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.

/s/ Seth Shaw
Name: Seth Shaw
Title: President
Date: August 20, 2007