Form 10QSB
period 2007-09-30
Organetix
filed 2007-11-19
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
Commission file number 000-29461

Organetix, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Sanders Ortoli Vaughn-Flam Rosenstadt LLP
501 Madison Avenue - 14th Floor, New York, New York 10022
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (440) 759-7470
(Address of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on November 14, 2007, was 95,165,747.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐
Transitional Small Business Disclosure Format: Yes ☒   No ☐

ORGANETIX, INC.
A Development Stage Company

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets – September 30, 2007 (Unaudited) and December 31, 2006	3

	Statements of Operations - Three months ended September 30, 2007 and 2006 (Unaudited), the nine months ended September 30, 2007 and 2006 (Unaudited) and the Period from May 28, 2003 (Inception) to September 30, 2007 (Unaudited)	4

	Statements of Cash Flows - Nine months ended September 30, 2007 and 2006 (Unaudited) and the Period from May 28, 2003 (Inception) to September 30, 2007 (Unaudited)	5

	Notes to Interim Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Controls and Procedures	14

PART II OTHER INFORMATION		14

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Signatures	15

ORGANETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,161	$
Prepaid expenses	72,611
Total Current Assets	$97,772

Total Assets	$97,772	$

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accrued expenses	$36,800	$

Total Liabilities	36,800

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001, authorized
150,000,000 shares, issued and outstanding
90,932,411 and 62,882,447 at September 30, 2007
and December 31, 2006, respectively	9,093		$6,288
Additional paid in capital	5,386,893		4,012,449
Deficit accumulated during the developmental stage	(5,335,014)		(4,018,737)
Total Stockholders’ Equity	60,972

Total Liabilities and Stockholders’ Equity	$97,772	$

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)
					For the Period
	Three Months Ended		Nine Months Ended		From May 28, 2003
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
COSTS AND EXPENSES
Officers’ compensation	$336,250		$336,250		$336,250
Operating expenses-research facility				$36,600	247,659
Research and development expenses	84,999	$15,000	298,998	147,139	1,563,154
Consulting fees	76,037	60,000	117,889	150,000	646,417
Professional fees	111,662	25,000	215,021	55,296	580,817
Commissions	20,000		20,000		20,000
Filing fees	2,000		2,000		2,000
Investor relations	30,000		30,000		30,000
Lock-up fee	25,000		25,000		25,000
Website expense	14,200		14,200		14,200
State political contribution	10,000		10,000		10,000
Travel and accommodations	34,158		34,158	9,654	164,522
Telephone	400	228	400	3,056	35,928
Interest expense		5,123		14,280	52,670
Insurance				22,816	104,188
Rent		1,800		9,345	42,410
Shipping expense				1,112	6,184
Office and other expense	59,956	1,986	59,976	31,065	227,751
Marketing and public relations	152,943	8,094	152,943	676	424,842
Depreciation and amortization expense				40,469	208,719
Loss on disposition of assets		592,861		592,861	592,861
Total Costs and Expenses	957,605	710,092	1,316,835	1,114,369	5,335,572

OTHER INCOME
Interest income			558		558
NET LOSS	$(957,605)	$(710,092)	$(1,316,277)	$(1,114,369)	$(5,335,014)
NET LOSS PER COMMON SHARE
(Basic and Diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.07)
WEIGHTED AVERAGE SHARES
OUTSTANDING	90,932,412	76,311,018	78,161,784	83,012,962	79,377,864

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

				For the Period
	Nine Months Ended			From May 28, 2003
	September 30,			(Inception) to
	2007	2006		September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,316,277)		$(1,114,369)	$(5,335,014)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization			32,375	208,719
Loss on disposition of assets			682,878	592,861
Stock based compensation	338,250			338,250
Compensatory shares				324,111
Amortization of prepaid consulting	24,889			24,889
Changes in assets and liabilities:
Increase in prepaid expenses	(17,500)		(24,555)	(60,914)
Increase in accounts payable	91,800		195,203	445,956
Increase in accrued salaries to officers			150,000	708,966
Increase in due to shareholders			42,793	204,273
Increase in accrued interest			7,396	28,239
Net cash used in operating activities	(878,838)		(28,279)	(2,519,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license				(150,000)
Capital expenditures				(30,000)
Net cash used in investing activities				(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to founders				65,760
Issuance of common stock in private placement	903,999			903,999
Additional contribution of capital			25,000	1,288,866
Issuance of note receivable	(100,000)			(100,000)
Repayment of note receivable	100,000			100,000
Cash received in merger				300,000
Convertible note payable				150,000
Note payable to individual				16,200
Net cash provided by financing activities	903,999		25,000	2,724,825

INCREASE (DECREASE IN) CASH	25,161		(3,279)	25,161

CASH AT BEGINNING OF PERIOD			3,279

CASH AT END OF PERIOD	$25,161	$		$25,161

ORGANETIX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

			For the Period
	Nine Months Ended		From May 28, 2003
	September 30,		(Inception) to
	2007	2006	September 30, 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

NON-CASH FINANCING ACTIVITIES
Cancellation of common stock			2,350
Issuance of common stock to settle liabilities	55,000		55,000

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS, GOING CONCERN AND CHANGE OF CONTROL

Organetix, Inc. ("the Company" or "Organetix"), a Delaware Corporation, was incorporated on May 28, 2003.

Organetix was a biotechnology company with an exclusive worldwide license for the formula of a proprietary medical discovery relating to the liver referred to as A4+L.

 On November 7, 2003 (the "Effective Date"), pursuant to a Share Exchange Agreement ("Agreement") between Diamond International Group, Inc. ("Diamond"), a Delaware corporation and Organetix, a Delaware corporation and all of the shareholders of Organetix, Diamond acquired all of the shares of Organetix as consideration for the issuance of 64,000,000 restricted shares of Diamond to the Organetix shareholders.  As a result of this Agreement, Diamond International Group, Inc. (the legal acquirer) received 100% of the issued and outstanding common stock of Organetix, Inc. in exchange for 64,000,000 shares of common stock of Diamond. Pursuant to the Agreement, Organetix became a wholly owned subsidiary of Diamond which entity filed a Certificate of Amendment with the State of Delaware changing its name to Organetix, Inc. This reverse merger transaction was treated retroactively as a recapitalization with Organetix, Inc. being treated as the acquirer for accounting purposes.

Previously, the Company devoted its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

Change in Control:

On August 18, 2006, AMMA Corporation and other shareholders entered into a stock purchase agreement with Lusierna Asset Management, as agent for various purchasers ("Stock Purchase Agreement"), whereby AMMA Corporation sold 51,546,000 shares of the Company's common stock.  The closing of the Stock Purchase Agreement resulted in a change of control. As consideration for the shares and the assumption of all liabilities of the Company, AMMA Corporation received (i) cash and (ii) an assignment of certain assets of the Company.  The Company did not receive any sales proceeds or other consideration in connection with this transaction.  As a result of this change of control, the Company cancelled 23,500,040 shares of its common stock.  The Company also released or paid in cash its outstanding liabilities in exchange for the rights to the Company’s licensing agreement.   Accordingly, a $592,861 loss was recorded on the disposition of these assets and liabilities.

Change in Management

On May 30, 2007, the Board of Directors appointed Seth Shaw as Interim President and Chief Executive Officer.

On July 1, 2007, the Company appointed Edward Caravalho as Interim Chief Financial Officer. The consulting agreement is effective thru December 31, 2007 and renews automatically for three month intervals unless terminated by either party.  The agreement calls for the issuance of 1,600,000 shares upon inception and 250,000 shares per month over the life of the agreement. Subsequently, Mr. Caravalho and the Company have agreed that Mr. Caravalho shall serve in a consulting capacity and not as Interim Chief Financial Officer. Thus, Mr. Shaw is serving as the Company’s Chief Financial Officer until further notice.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS, GOING CONCERN AND CHANGE OF CONTROL (CONTINUED)

Going Concern:

As shown in the accompanying financial statements, the Company has incurred net losses of $5,335,014 since inception. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SHAREHOLDERS' EQUITY:

During the nine months ended September, 2007, the Company sold 17,466,630 shares of its common stock at $0.03 in a private placement and received proceeds of $523,999 and 6,333,335 shares of its common stock at $0.06 in a private placement and received proceeds of $380,000.

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

During the three months ended September 30, 2007, $292,750 was accrued as Officers Compensation representing fair value of the 2,100,000 shares of common stock to be issued to the Chief Financial Officer under the consulting agreement.

NOTE 3 – LOAN TO UNIPIXEL

In January of 2007, the Company loaned $100,000 to Unipixel.  This loan plus accrued interest was repaid on February 15, 2007.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007

NOTE 4- AGREEMENT WITH VOLIUS, INC.

On September 26, 2006, the Company entered into a letter of intent with Volius, Inc. ("Volius") to acquire all of Volius' assets in exchange for 50.5% of the company's shares of common stock or approximately 63,511,270 shares. Contemporaneous with the effectiveness of the merger, the Company was required to raise between $4,000,000 and $6,000,000 to fund the operations of the newly merged company on mutually agreeable terms.

NOTE 4- AGREEMENT WITH VOLIUS, INC. (CONTINUED)

On January 18, 2007, the Company terminated its Letter of Intent to merge with Volius because the Company and Volius could not agree on the amount of capital to be raised, the valuation of Volius, and the timing of the ultimate transaction.

NOTE 5- AGREEMENT WITH ADAO TELECOM, INC.

On January 24, 2007, Organetix executed a definitive agreement to acquire ADAO.  ADAO is a telephony engineering and design firm specializing in the development of cellular technologies that target the low-end user market segment.  Under the terms of the agreement, the Company was required to invest an aggregate of $300,000 in ADAO prior to the closing, which was to be used specifically to develop a prototype to be owned by the Company.  Upon successful completion of the prototype and other conditions in the proposed exchange transaction, at Closing, the Company would issue 73,500,000 ($.0001 par value per share) restricted shares of common stock of the Company equal to 53.5% of the outstanding shares of common stock to the shareholders of ADAO.  As further consideration, the Company has agreed that, subsequent to Closing, it would increase its authorized number of shares of common stock from 150,000,000 to 300,000,000 and change its name to ADAO Wireless, Inc. ADAO would then receive an additional 17,000,000 shares of the Company’s common stock.

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

NOTE 6 – AGREEMENT WITH KIDFITNESS, INC.

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

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007

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

NOTE 6 - AGREEMENT WITH KIDFITNESS, INC. (CONTINUED)

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

NOTE 7 – SUBSEQUENT EVENTS

On October 5, 2007, the Company and KidFitness, Inc. terminated the Share Exchange Agreement and executed a Mutual Termination Agreement (“Termination Agreement”). Pursuant to the Termination Agreement, the parties thereto agreed to mutually release each other from any and all liabilities related to the Exchange Agreement.  The Company and KidFitness, Inc. agreed to terminate the Exchange Agreement because of the difficulty, if not impossibility, of satisfying the necessary conditions in the Exchange Agreement.

On November 5, 2007, the Company borrowed $100,000 in exchange for a convertible promissory note (“Note”) pursuant to which the holder may convert the principal and interest under the Note into shares of common stock of the Company at a price of $.07 per share. The Note carries an interest rate of 11% and matures on November 5, 2008. The proceeds of the above loan will be used for working capital purposes including expenses related to finding a suitable business or asset to acquire. We may borrow additional capital on similar terms if we deem such a capital raise necessary to continue the operations of the Company.

Item 2. Management's Discussion and Analysis and Plan of Operations

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

Results of Operations

Operating costs for the period from inception to September 30, 2007 aggregated $5,335,572. This includes officers’ compensation of $336,250, costs incurred in research and development of $1,563,154, consulting fees of $646,417, professional fees of $580,817 and marketing and public relations fees of $424,842. As a result of the above we realized a net loss of $(5,353,014) for the period from inception to September 30, 2007.

Operating costs for the three-month period ended September 30, 2006 aggregated $710,092. This includes the loss on disposition of assets of $592,861, consulting fees of $60,000 and professional fees of $25,000. As a result of the above we realized a net loss of $(710,092) for the three-month period ended September 30, 2006.

Operating costs for the three-month period ended September 30, 2007 aggregated $957,605. This includes officers’ compensation of $336,250, research and development expenses of $84,999, consulting fees of $76,037, professional fees of $111,662 and marketing and public relations expenses of $152,943. The majority of the expenses and fees incurred in this reporting period were related to our failed acquisition of KitFitness, Inc. As a result of the above we realized a net loss of $(957,605) for the three-month period ended September 30, 2007.

For the period from inception (May 28, 2003) to September 30, 2007, net cash used to fund operating activities totaled $(2,519,664), net cash used in investing activities totaled $(180,000) and net cash provided by financing activities totaled $2,724,825.

For the nine month period ended September 30, 2006, net cash used to fund operating activities totaled $(28,279). During this period, no net cash was used in investing activities and net cash provided by financing activities totaled $25,000.

For the nine month period ended September 30, 2007, net cash used to fund operating activities totaled $(878,838) and net cash provided by financing activities totaled $903,999. During this period, no net cash was used in investing activities. As of September 30, 2007, there was $25,161 on hand.

Subsequent Events

On August 13, 2007, the Company entered into a Share Exchange Agreement with KidFitness, Inc. (“KidFitness”) to acquire all of KidFitness’s shares in exchange for 64% of our shares of common stock prior to a related financing as defined below. Upon completion of the Exchange, KidFitness would have become our wholly-owned subsidiary and our sole business focus.

On October 5, 2007, the Company and KidFitness terminated the Share Exchange Agreement. Evidencing the terms of such termination, the Company and KidFitness executed a Mutual Termination Agreement. Pursuant to the Termination Agreement, the parties thereto agreed to mutually release each other from any and all liabilities related to the Share Exchange Agreement. We and KidFitness agreed to terminate the Share Exchange Agreement because of the difficulty, if not impossibility, of satisfying the necessary conditions in the Share Exchange Agreement.

On November 5, 2007, the Company borrowed $75,000 in exchange for a convertible promissory note (“Note”) pursuant to which the holder may convert the principal and interest under the Note into shares of common stock of the Company at a price of $.07 per share. The Note carries an interest rate of 11% and matures on November 5, 2008. The proceeds of the above loan will be used for working capital purposes including expenses related to finding a suitable business or asset to acquire. The Company may borrow additional capital on similar terms if it deems such a capital raise necessary to continue its operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and plan of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of SFAS 157 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Within 90 days of September 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s President and the Interim Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the President and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls.

There were no changes in internal controls over financial reporting, known to the President and Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2007, we completed the sale of 6,333,335 shares of our common stock at a price of $0.06 per share to 15 of our shareholders for an aggregate of $380,000 (“Private Placement”). Although we began selling shares in the Private Placement on July 5, 2007, our management kept the Private Placement open for an extended period of time to allow additional funds to be raised in the event such funds were necessary to close the now terminated KidFitness, Inc. acquisition. The Private Placement was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. There was no underwriter to the Private Placement and no commissions were paid to any party. The proceeds of the Private Placement were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Share Exchange Agreement (1)
Exhibit 10.2 Termination Agreement (2)
Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer

(1)  Incorporated by reference to Exhibit 99.1 to our Current Report filed on Form 8-K on August 18, 2007.
(2)  Incorporated by reference to Exhibit 2.1 to our Current Report filed on Form 8-K on October 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.

/s/ Seth Shaw
Name: Seth Shaw
Title: President
Date: November 19, 2007