Form 10KSB
period 2007-12-31
Organetix
filed 2008-04-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File
Number 000-29461

ORGANETIX, INC. (Name of small business issuer in its charter)

Delaware	73-1556428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Fl.
New York, New York 10006
(Address of principal executive offices) (Zip Code)
Issuer's telephone number: 917-796-9926
Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☑     No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2008 was approximately $8,281,000 based on 110,462,380 shares of common stock. The number of shares of common stock of the registrant outstanding on April 15, 2008 was 110,462,380.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

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

Change in Management

On May 30, 2007, the Board of Directors appointed Seth Shaw as Interim President and Chief Executive Officer.

On July 1, 2007, the Company appointed Edward Caravalho as Interim Chief Financial Officer. The consulting agreement is effective through December 31, 2007 and renews automatically for three month intervals unless terminated by either party. The agreement calls for the issuance of 1,600,000 shares upon inception and 250,000 shares per month over the life of the agreement. Subsequently, Mr. Caravalho and the Company have agreed that Mr. Caravalho shall serve in a consulting capacity and not as Interim Chief Financial Officer. Thus, Mr. Shaw is serving as the Company’s Chief Financial Officer until further notice.

On March 05, 2008, Mr. Caravalho received 2,100,000 shares, pursuant to his contract from July 01, 2007. These shares were accounted for during the Fiscal year 2007 (Also the Calendar Year 2007).

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $6,595,174 since inception. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks related to our business

Organetix has too limited of an operating history to permit investors to make reasonable evaluations based on past history and performance.

Organetix has a limited operating hisotry. Substantially all of our revenue has been derived from a very limited number of projects, some of which involved a related party. We have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Organetix cannot be certain that our business strategy will be successful or that we will ever be able to maintain or significantly increase revenue generating activities. Furthermore, we believe that it is possible that we may continue to incur operating losses and negative cash flow in the future.

Organetix has limited financial resources and our auditors’ report on our financial statements indicates that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. Absent financial resources we will be unable to undertake programs designed to expand our business.

Organetix has limited financial resources and has not established a source of equity or debt financing. In addition, Organetix has not established a source of ongoing revenue. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended December 31, 2007 which may make it more difficult for us to raise capital. We will require additional revenue or funding to enable our president the opportunity and time to seek additional engagements.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations. To date, no Organetix officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. On occasion our board of directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but un-issued shares of common stock. In addition, if a trading market develops for our common stock (of which there can be no assurance), we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Organetix.

Organetix is and will continue to be completely dependent on the services of our president, Seth Shaw, the loss of whose services would likely cause our business operations to cease.

Organetix’s business strategy is completely dependent upon the knowledge, reputation and business contacts of Seth Shaw, our president. If we were to lose the services of Mr. Shaw, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained. Our chief executive officer and sole employee, Seth Shaw, is entirely responsible for the execution of our business. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail.

We will need additional, qualified personnel in order to expand our business. Without additional personnel, we will not be able to expand our business.

Expanding our business entails increasing the number of clients served and projects performed. To increase these numbers, we will need to have sufficient resources to enable our president to have the time necessary to identify and solicit the business. We will also have to engage independent contractors to assist in completing the engagements. There are no assurances that we will ever obtain sufficient levels of cash to provide our president with the resources necessary to identify and solicit significantly greater number of engagements. Even if we obtained new engagements, no assurances can be given that we will be successful in engaging qualified independent contractors to permit us to perform the required work effectively and complete the engagement in a timely manner.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the OTC-Bulletin Board under the symbol OGTX.OB. The following sets forth the range of the closing bid prices for the Company's common stock for the period January 1, 2007 through April 14, 2008. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's common stock.

	High Close	Low Close
2007
First Quarter	0.07	0.01
Second Quarter	0.13	0.03
Third Quarter	0.20	0.06
Fourth Quarter	0.128	0.045

2008
First Quarter	0.114	0.05
Second Quarter to April 14	0.95	0.07

(b)	The approximate number of holders of the Common Stock of the Company as of April 15, 2007 was 1,545.

(c)
No cash dividends were declared by the Company during the fiscal year ended December 31, 2007. While the payment of dividends rests within the discretion of the board of directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

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

The year ended December 31, 2007 was a year that Organetix entered into two distinct definitive merger agreements with two different companies with both thereafter terminated. The first definitive agreement that Organetix entered into was with ADAO Telecom, a Florida based privately held Company that specialized in the design and development of low cost cell phone handsets. The Companies entered into a definitive merger agreement in January 2007 and the deal was officially terminated in July of 2007. A total of $279,000 was advanced by Organetix to ADAO Telecom between January 2007 and June 2007. This $279,000 plus interest in currently owed to Organetix by ADAO Telecom in the form of a debenture (discussed above). As of December 31, 2007 the total principle plus interest owed to Organetix amounted to $287,614. In August of 2007, Organetix entered into a definitive merger agreement with KidFitness, Inc., a Long Island, N.Y. private held media Company engaged in multiple programs to help combat childhood obesity. This deal was officially terminated in September of 2007. It should be noted that both terminations were accomplished amicably and no litigation has arisen from these failed transactions as of this date (04/15/08).

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

During the six months ended June 30, 2007, the Company transferred $279,000 to ADAO as part of the agreement. This payment is included with Research and Development Expenses in the Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

We are currently in the development stage and have generated no revenues to date. Our activities from inception to August 2006 were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest in the A4+L compound. During 2003 the Company completed a reverse acquisition of Diamond International Group Inc., changed its name to Organetix, Inc., changed its OTC-BB symbol to OGTX and began a new harvest of materials necessary to begin formulating new bulk inventories of the A4+L liver product in 2004. We have financed our operations to date through the sale of our securities and affiliates of our shareholders have provided administrative services for which we have been billed. Since August 2006 we have been considering various business transactions, as more fully discussed above.

For the 12 months ended December 31, 2007, the Company reported a net loss of $2,576,437, which was an increase from the net loss of $1,114,370 reported for the 12 months ending December 31, 2006. Included in this net loss total were share issuances to legal & professional, management, and consultants. The increase in net loss (year to year) was mainly attributable to significant expenses incurred by the Company in attempting to complete the two failed transactions mentioned above. The main expenses were: Officers' compensation of $364,750 (includes share issuance to Mr. Edward Caravalho), Research and Development expense of $298,998 (includes $279,000 invested into ADAO telecom), Consulting Fees of $1,272,926 (includes primarily share issuances to consultants), and professional fees of $253,021 (includes legal, accounting, and transfer agent). On a per share basis, the Company reported a net loss of $0.03 per share (based on the number of shares outstanding at year end 2007). This compares with a net loss of $0.02 per share, the previous year (based on the number of shares outstanding at year end 2006).

Operating costs for the period from inception to December 31, 2007 aggregated $6,595,174. This includes officers’ compensation of $364,750, costs incurred in research and development of $1,563,154, consulting fees of $1,801,454, professional fees of $618,817 and marketing and public relations fees of $431,748. As a result of the above we realized a net loss of $(6,595,174) for the period from inception to December 31, 2007.

For the period from inception (May 28, 2003) to December 31, 2007, net cash used to fund operating activities totaled $(2,619,825), net cash used in investing activities totaled $(180,000) and net cash provided by financing activities totaled $2,799,825.

For the year ended December 31, 2007, net cash used to fund operating activities totaled $(978,999). During this period, no net cash was used in investing activities and net cash provided by financing activities totaled $978,999.

For the year ended December 31, 2006, net cash used to fund operating activities totaled $(28,279) and net cash provided by financing activities totaled $25,000. During this period, no net cash was used in investing activities.

LIQUIDITY AND CAPITAL RESOURCES

At year end December 31, 2007, the Company reported no cash on the balance sheet. While a total of $903,999 of private placement capital and a $75,000 bridge loan were secured during the Year 2007, the expenses over the course of the year eroded that capital, such that the Company had no cash by year's end. The Company was owed $287,614 by ADAO telecom at year's end, however the Company cannot count on ever being repaid this debt and therefore must raise additional capital moving forward in order to continue as a going concern. There is no guarantee that the Company will be able to secure sufficient capital in the future to maintain its operations, as the ability to raise capital is largely based on market conditions (which are not in the control of management).

As a subsequent event, during the first quarter of 2008, the Company completed a $310,000 equity private placement at 7.5 cents per share with 50% warrant coverage at 15 cents. This private placement consisted of accredited individual investors and one institutional investor. Part of this private placement was the conversion of the $75,000 bridge loan into $90,000 of equity, which strengthened the Company's balance sheet. Of this capital secured in the private placement, $93,500 was wired to Seafarer Exploration, Inc,, the Company that Organetix enetered into a Letter of Intent to acquire in December of 2007. The Company will likely require additional capital in order to complete the proposed transaction with Seafarer Exploration, Inc. There is no guarantee that the Company will be able to secure additional capital.

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

ORGANETIX, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

ORGANETIX, INC.
A Development Stage Company

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2007 and 2006	F-2

Statements of Operations for the Years Ended December 31, 2007 and
2006 and for the Period May 28, 2003 (Inception) to December 31, 2007	F-3

Consolidated Statement of Shareholders' Equity (Deficit) for the Period from Inception
(May 28, 2003) to December 31, 2007	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007
and 2006 and for the Period May 28, 2003 (Inception) to December 31, 2007	F-6

Notes to Financial Statements	F-8

MEYLER & COMPANY, LLC
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Organetix, Inc.
New York, New York

We have audited the accompanying balance sheets of Organetix, Inc. (a Development Stage Company) as of December 31, 2007 and 2006, the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years then ended and for the cumulative period May 28, 2003 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organetix, Inc. (a Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and for the cumulative period May 28, 2003 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, to the financial statements, the Company has accumulated net losses since inception of $6,595,174 at December 31, 2007 and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 1 . The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        /s/ Meyler & Company, LLC

Middletown, NJ
April 11, 2008

ORGANETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Prepaid expenses	$45,074	$
Total Current Assets	45,074

Total Assets	$45,074	$

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible note payable	$75,000	$
Accounts payable	11,487
Accrued expenses	57,775
Total Current Liabilities	144,262

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.0001, authorized
150,000,000 shares, issued and outstanding
97,932,411 and 62,882,447 at December 31, 2007
and December 31, 2006, respectively	9,793		$6,288
Additional paid-in capital	6,486,193		4,012,449
Deficit accumulated during development stage	(6,595,174)		(4,018,737)
Total Stockholders’ Equity (Deficit)	(99,188)

Total Liabilities and Stockholders’ Equity (Deficit)	$45,074	$

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	Year Ended		From Inception
	December 31,		(May 28, 2003) to
	2007	2006	December 31, 2007

REVENUES

COSTS AND EXPENSES
Officers’ compensation	$364,750		$364,750
Operating expenses-research facility		$36,600	247,659
Research and development expenses	298,998	147,139	1,563,154
Consulting fees	1,272,926	150,000	1,801,454
Professional fees	253,021	55,296	618,817
Commissions	26,000		26,000
Filing fees	2,000		2,000
Investor relations	30,000		30,000
Lock up fee	25,000		25,000
Website expense	14,200		14,200
State political contributions	10,000		10,000
Travel and accommodations	42,268	9,654	172,632
Telephone	2,720	3,056	38,248
Interest expense	1,375	14,280	54,045
Insurance		22,816	104,188
Rent		9,345	42,410
Shipping expense		41	6,184
Office and other expense	73,888	32,137	241,663
Marketing and public relations	159,849	676	431,748
Depreciation and amortization expense		40,469	208,719
Loss on disposition of assets		592,861	592,861

Total Costs and Expenses	2,576,995	1,114,370	6,595,732

OTHER INCOME
Interest income	558		558

NET LOSS	$(2,576,437)	$(1,114,370)	$(6,595,174)

NET LOSS PER COMMONS
SHARE (Basic and Diluted)	($0.03)	($0.01)	($0.08)

WEIGHTED AVERAGE SHARES
OUTSTANDING	84,544,058	74,600,255	80,695,664

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
			Additional		During	Stockholders’
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
At inception (May 28, 2003)	12,362,056	$1,236	$298,764			$300,000
Issuance at inception to founders	7,200,000	720	71,280	(6,240)		65,760
Issuance pursuant to private
placement	640,000	64	159,936			160,000
Assignment of license agreement	8,160,000	816	2,039,184			2,040,000
Additional shares issued pursuant
to merger	48,000,000		4,800	(4,800)
Net loss from inception to
December 31, 2003					(394,682)	(394,682)
Balance, December 31, 2003	76,362,056	7,636	2,564,364	(6,240)	(394,682)	2,171,078

10% stock dividend	3,017,584	302	(302)
Issuance of shares for cash	1,000,000	100	124,900			125,000
Regulation S offering	855,400	86	97,971			98,057
Issuance of shares for cash	203,038	20	20,084			20,104
Issuance of cash for cash	3,381,552	338	236,367			236,705
Shares issued in lieu of payment
for legal services	142,857	14	9,986			10,000
Additional cash contributions
received by per agreement			500,000			500,000
Stock subscription received				6,240		6,240
Services received by Company-
paid for by common shares
previously issued and held in
escrow			131,970			131,970
Net loss for year ended
December 31, 2004					(1,240,326)	(1,240,326)
Balance, December 31, 2004	84,962,487	8,496	3,685,340		(1,635,008)	2,058,828

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

							Deficit
							Accumulated
			Additional				During	Stockholders’
	Common Stock		Paid-in		Subscription		Development	Equity
	Shares	Amount	Capital		Receivable		Stage	(Deficit)
Balance, December 31, 2004	84,962,487	$8,496	$3,685,340			$	$(1,635,008)	$2,058,828
Additional cash contributions
received by the Company
per agreement			124,000					124,000
Issuance of shares as additional
consideration for convertible
loan	150,000	15	22,485					22,500
Services received by Company-
paid for by common shares
previously issued and held
in escrow	1,270,000	127	153,274					153,401
Net loss for year ended
December 31, 2005							(1,269,359)	(1,269,359)
Balance, December 31, 2005	86,382,487	8,638	3,985,099				(2,904,367)	1,089,370

Cancellation of common stock	(23,500,040)	(2,350)	2,350
Contribution of services			25,000					25,000
Net loss for year ended
December 31, 2006							(1,114,370)	(1,114,370)
Balance December 31, 2006	62,882,447	6,288	4,012,449				(4,018,737)

Issuance of shares in private
Placement	23,799,964	2,380	901,619					903,999
Issuance of shares for consulting
services	11,250,000	1,125	1,572,125					1,573,250
Net loss for year ended
December 31, 2007	(2,576,437)						(2,576,437)
Balance, December 31, 2007	97,932,411	$9,793	$6,486,193	$			$(6,595,174)	$(99,188)

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					For the Period
	Year Ended				From Inception
	December 31,				(May 28, 2003) to
	2007		2006		December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(2,576,437)		$(1,114,370)	$(6,595,174)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization				40,469	208,719
Loss on disposition of assets				592,861	592,861
Compensatory shares		324,111
Stock based compensation		1,493,250			1,493,250
Amortization of prepaid consulting		34,926			34,926
Changes in assets and liabilities:
Decrease in prepaid expenses				(24,555)	(43,414)
Increase in accounts payable		11,487		197,004	365,643
Increase in accrued salaries to officers				225,000	708,966
Increase in accrued expenses		57,775			57,775
Increase in due to shareholders				42,793
Increase in accrued interest				12,519	28,239
Increase in due to related parties					204,273
Net cash used in operating activities		(978,999)		(28,279)	(2,619,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license					(150,000)
Capital expenditures					(30,000)
Net cash used in investing activities					(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to founders					65,760
Issuance of common stock in private placement		903,999			903,999
Additional contribution of capital				25,000	1,288,866
Cash received in merger					300,000
Convertible note payable					150,000
Note payable to individual		75,000			91,200
Net cash provided by financing activities		978,999		25,000	2,799,825

DECREASE IN CASH				(3,279)

CASH AT BEGINNING OF YEAR				3,279

CASH AT END OF YEAR	$		$		$

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Year Ended		From Inception
	December 31,		(May 28, 2003) to
	2007	2006	December 31, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

NON-CASH FINANCING ACTIVITIES
Cancellation of common stock		2,350

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS, GOING CONCERN AND CHANGE OF CONTROL (CONTINUED)

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $6,595,174 since inception. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

Use of Estimates

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

Statements of Cash Flows

For purposes of the statement of cash flows the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents and accounts payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.

Research and Development Expenses

Research and development costs are charged to expense when incurred and aggregated $298,998 and $147,139 for the years ended December 31, 2007 and 2006, respectively.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

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

Net Loss per Share

Basic and diluted earnings (loss) per common share are computed using the weighted average number of shares of common stock outstanding for the period.

Recent Accounting Pronouncements

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

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 - CONVERTIBLE NOTE PAYABLE

On July 6, 2005 the Company entered into three convertible promissory notes with three individuals who are also shareholders of the Company for an aggregate of $150,000. The notes were to bridge the Company for 90 days while it closed a proposed private placement memorandum with an investment banker in New Jersey, which did not materialize due to a significant drop in the Company's share price in the second quarter of 2005. The notes bear interest at the rate of 20% per annum and were due within 90 days of the note date. These notes are currently in default. Additionally, these individuals received 150,000 shares of the Company's restricted common stock as additional consideration for making an unsecured loans to the Company.

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

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On October 31 2007, the Company borrowed $75,000 under convertible notes from an individual who is also a shareholder of the Company for working capital in order to continue operations. The loan bears interest at 11%, is convertible into common stock at $0.07 per share and matures on October 31, 2008.

On January 15, 2008, the convertible notes and accrued interest were converted into common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 6 - INCOME TAXES

Deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2007	2006
Deferred tax asset - net operating loss carry forwards	$1,657,000	$985,000
Less: valuation allowance	(1,657,000)	(985,000)

Net deferred tax asset

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - INCOME TAXES (CONTINUED)

At December 31, 2007 and 2006, the Company had approximately $6,375,000 and $3,800,000 respectively of net operating loss carry forwards available, expiring in years beginning in 2021. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 and 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management reviews this valuation allowance requirement periodically and makes adjustments as warranted.

NOTE 7 - ASSIGNMENT OF LICENSE AND CONSULTING AGREEMENTS

License Agreement

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

Consulting Agreement

Concurrently with the assignment of the license agreement described above, Amma Corporation also assigned its consulting agreement, dated June 1, 2001, with Dr. Cabanillas to the Company.

This agreement, which expired on June 1, 2006, required that Dr. Cabanillas provide general and research duties as requested, in exchange for a monthly fee of $12,000.

NOTE 8 - SHAREHOLDERS' EQUITY (DEFICIT)

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

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

During 2007, the Company sold 17,466,630 shares of its common stock at $0.03 in a private placement and received proceeds of $523,999 and 6,333,335 shares of its common stock at $0.06 in a private placement and received proceeds of $380,000.

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

During the year ended December 31, 2007, the Company authorized 11,250,000 shares of common stock as compensation and for services rendered. These shares were recorded at their fair market value of $ 1,573,250.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Included in shares of common stock issued and outstanding at December 31, 2007 are 2,766,664 shares authorized for issuance by the Directors of the Company which have not been issued by the Company.

NOTE 9 - COMMITMENTS

Lease

Office space is also provided in New York by the Company's attorneys, at no cost.

Employment Agreements

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

As discussed in Note 1, on May 30, 2007, the Company entered into an employment agreement with Seth Shaw as its Interim President and Chief Executive Officer. The employment agreement calls for montly payments of $7,500 and extends through May 30, 2008.

Consulting Agreement

On September 1, 2007, the Company entered into a 12 month agreement with Safier Enterprises LLC for $5,000 per month in cash plus a commitment of up to 3,000,000 shares to be earned based on performance. No shares have been issued to date.

NOTE 10 - LOAN TO UNIPIXEL

In January of 2007, the Company loaned $100,000 to Unipixel.  This loan plus accrued interest was repaid on February 15, 2007.

NOTE 11- AGREEMENT WITH VOLIUS, INC.

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

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 12 - AGREEMENT WITH ADAO TELECOM, INC.

On January 24, 2007, Organetix executed a definitive agreement to acquire ADAO.  ADAO is a telephony engineering and design firm specializing in the development of cellular technologies that target the low-end user market segment.  Under the terms of the agreement, the Company was required to invest an aggregate of $300,000 in ADAO prior to the closing, which was to be used specifically to develop a prototype to be owned by the Company.  Upon successful completion of the prototype and other conditions in the proposed exchange transaction, at Closing, the Company would issue 73,500,000 ($.0001 par value per share) restricted shares of common stock of the Company equal to 53.5% of the outstanding shares of common stock to the shareholders of ADAO.  As further consideration, the Company has agreed that, subsequent to Closing, itwould increase its authorized number of shares of common stock from 150,000,000 to 300,000,000 and change its name to ADAO Wireless, Inc. ADAO would then receive an additional 17,000,000 shares of the Company’s common stock.

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

NOTE 13 - AGREEMENT WITH KIDFITNESS, INC.

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

On October 5, 2007, the Company and KidFitness, Inc. terminated the Share Exchange Agreement and executed a Mutual Termination Agreement (“Termination Agreement”). Pursuant to the Termination Agreement, the parties thereto agreed to mutually release each other from any and all liabilities related to the Exchange Agreement.  The Company and KidFitness, Inc. agreed to terminate the Exchange Agreement

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 - AGREEMENT WITH KIDFITNESS, INC. (Continued)

because of the difficulty, if not impossibility, of satisfying the necessary conditions in the Exchange Agreement.

On November 5, 2007, the Company borrowed $100,000 in exchange for a convertible promissory note (“Note”) pursuant to which the holder may convert the principal and interest under the Note into shares of common stock of the Company at a price of $.07 per share. The Note carries an interest rate of 11% and matures on November 5, 2008. The proceeds of the above loan will be used for working capital purposes including expenses related to finding a suitable business or asset to acquire. The Company may borrow additional capital on similar terms if we deem such a capital raise necessary to continue the operations of the Company.

NOTE 14 - AGREEMENT WITH SEAFARER EXPLORATION, INC.

On January 23, 2008, the Company announced that it completed a $310,000 equity private placement financing. Proceeds from this private placement will be used to complete the pending transaction with Florida based Seafarer Exploration, Inc. ("Seafarer"). Under terms of the previously executed Memorandum of Understanding ("MOU") with Seafarer, Organetix is required to contribute a minimum of $150,000 and a maximum of $600,000 to the Combined Company. The final percentage ownerships of the Combined Company, will vary based upon the amount of cash contributed by Organetix shareholders. The terms of this private placement were as follows: Restricted shares were purchased from the Company at a price of 0.075 cents per share, with 1/2 warrant (50% coverage) at a strike price of 15 cents per share. The warrants expire after 12 months, at close of business on January 31, 2009. There have been no registration rights offered in conjunction with this private placement.

NOTE 15 - SUBSEQUENT EVENT

During the first quarter of 2008, the Company completed a $310,000 equity private placement at 7.5 cents per share with 50% warrant coverage at 15 cents.  This private placement consisted of accredited individual investors and one institutional investor.  Part of this private placement was the conversion of the $75,000 bridge loan into $90,000 of equity, which strengthened the Company's balance sheet.  Of this capital secured in the private placement, $93,500 was wired to Seafarer Exploration, Inc,, the Company that Organetix entered into a Letter of Intent to acquire in December of 2007.  The Company will likely require additional capital in order to complete the proposed transaction with Seafarer Exploration, Inc.  There is no guarantee that the Company will be able to secure additional capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountants are Meyler & Company, independent certified public accountants. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

ITEM8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Evaluation on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is under the supervision of the Company’s principal executive and principal financial officer and attempts to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP to provide reasonable assurances that:

●	Maintenance of records is in reasonable detail and accurately and fairly reflect our transactions and dispositions of our assets;

●
Transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	The Company can detect on a timely basis any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer and financial consultant, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria publicly available in “Internal Control-Integrated Framework Executive Summary” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2007:

●
Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. The Company relies on an outside consultant to enter all of the Company’s financial transactions in the Company’s books and accounts, and a separate outside accountant to prepare its quarterly financial statements. Additionally, the Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

●	The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the publicly available criteria in “Internal Control-Integrated Framework” issued by COSO.

Our President, Chief Executive Officer, Chief Financial Officer and financial consultant are in the process of determining how best to change our current system and implement a more effective system of controls, procedures to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. However, since inception, the Company has experienced cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

This evaluation does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s evaluation was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.

During the three months ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

On May 30, 2007, the board of directors of Organetix, Inc. (the “Corporation”) appointed Seth Shaw as Interim President and Chief Executive Officer.  Mr. Shaw's duties and responsibilities as Interim President and Chief Executive Officer will be those that are customary to the office.

Mr. Shaw is the sole officer and director of the Company serving as our Chairman of the board of directors and executive officer. The Company's directors are elected at each Annual Meeting of Shareholders.

The following is a biographical summary of the directors and officers of the Company:

Mr. Seth Shaw, Chairman of the Board, President & CEO & Secretary

In April of 2005, Mr. Shaw founded Novastar Resources Ltd. to focus on the acquisition of thorium properties, with the vision of the metal thorium being utilized as a more efficient, non-proliferative source of nuclear fuel, at a future point. Mr. Shaw assisted the Corporation in raising capital and was instrumental in the successful completion of the merger between Novastar Resources and Thorium Power. Mr. Shaw was retained as the Director of Strategic Planning to maintain Institutional Investor Relations for the firm until April 2007. He remains as a consultant to the company at the present time. Since March 2007 Mr. Shaw has also held a position at Uni-Pixel, Inc., handling institutional investor relations. In this capacity, he has assisted management in enhancing market awareness with top tier institutional investors. Previously Mr. Shaw helped form the biotechnology startup, Physician Therapeutics, LLC, in early 2004. He served as Interim Chief Financial Officer for more than one year, arranging the company's initial financing and assisting in the structuring and negotiation of joint ventures. That Company was subsequently acquired by Targeted Medical Pharma. Mr. Shaw graduated from Cornell University in 2003 with a bachelor's degree in Policy Analysis Management and a concentration in Econometrics. Mr. Shaw sits on the boards of the Cypress Fund for World Peace and Security in Washington, D.C. and the Jewish Community Center ("JCC") in Dutchess County, New York.

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

During the fiscal year ended December 31, 2007, Mr. Seth Shaw filed one Form 3 late.

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

Summary Compensation Table

		Long-Term Compensation Awards		Securities Underlying Options	All Other
Name and Principal Position	Year	Salary	Bonus	(#) /SARS	Compensation
Seth Shaw - President and Chief Executive Officer	2007	$45,000	0	0	$45,000

L. B. (Brad) Clarke - Chairman of the Board, Chief Executive Officer, President, Chief Executive Officer and Secretary [1]	2005	180,000			7,000

Robert C. Howell - Executive Vice President & Chief Financial Officer [1]	2005	60,000	0	0	0

Dr. Jose Cabanillas - Executive Vice President - Research & Development [1]	2005	144,000	0	0	0

John Garcia - Executive Vice President Corporate Development [1]	2005	60,000	0	0

Dr. David F Hostelley - Chairman of the Board and President[2]	2006	0	0	0	0

1 Resigned in August 2006.

2 Resigned in August 2006

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

There were no Outstanding Equity Awards to named executive officers for the year ended December 31, 2007.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2007.  There were no shares of stock awarded or vested with respect to any of those executive officers.

Pension Benefits

Organetix does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

Organetix does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Director’s Compensation

During the fiscal year ended December 31, 2007 no fees were paid to our Director.

Employment Contracts

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at April 14, 2008, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Seth Shaw	4,093,000	3.71%

All directors and executive officers as a group		4,093,000	3.71%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2007, the cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB aggregated approximately $12,500.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANETIX, INC.

/s/ Seth Shaw
Name: Seth Shaw
Title: President and Chief Executive Officer
Date: April 15, 2008