Form 10-Q
period 2008-03-31
Organetix
filed 2008-05-20
CIK 1106213

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-29461

ORGANETIX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1556428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sichenzia Ross Friedman Ference LLP 61 Broadway, Fl. 32 New York, New York	10006
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (917) 796-9926

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 15, 2008, there were 115,489,983  outstanding shares of the Registrant's Common Stock, $.0001 par value.

ORGANETIX, INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1.
ORGANETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS
Prepaid expenses	$493,989	$45,074
Total Current Assets	493,989	45,074

Total Assets	$493,989	$45,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Convertible notes payable		$75,000
Accounts payable	$13,929	11,487
Accrued expenses	79,246	57,775
Total Current Liabilities	93,175	144,262

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001, authorized 150,000,000 shares, issued and outstanding 115,489,983 and 97,932,211 at March 31, 2008 and December 31, 2007, respectively	11,549	9,793
Additional paid in capital	8,163,755	6,486,193
Deficit accumulated during the developmental stage	(7,774,490)	(6,595,174)
Total Stockholders’ Equity	400,814	(99,188)

Total Liabilities and Stockholders’ Equity	$493,989	$45,074

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

			For the Period
	Three Months Ended		From Inception
	March 31,		(May 28, 2003) to
	2008	2007	March 31, 2008

COSTS AND EXPENSES

Officers’ compensation	$22,500		$387,250
Operating expenses-research facility			247,659
Research and development expenses		$204,000	1,563,154
Consulting fees	834,710	12,315	2,636,164
Professional fees	213,460	48,058	832,277
Commissions			26,000
Filing fees			2,000
Investor relations			30,000
Lock-up fees	91,500		116,500
Website expense			14,200
State political contributions			10,000
Travel and accommodations	3,871		176,503
Telephone			38,248
Interest expense			54,045
Insurance			104,188
Rent			42,410
Shipping expense			6,184
Office and other expense	3,492		245,155
Marketing and public relations	9,783		441,531
Depreciation and amortization expense			208,719
Loss on disposition of assets			592,861
Total Cost and Expenses	1,179,316	264,373	7,775,048

OTHER INCOME
Interest income		558	558

NET LOSS	$(1,179,316)	$(263,815)	$(7,774,490)

NET LOSS PER COMMON SHARE
(Basic and Diluted)	$(0.01)	$(0.01)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	113,225,962	58,079,271	82,369,071

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

					For the Period
	Three Months Ended				From Inception
	March 31,				(May 28, 2003) to
	2008		2007		March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,179,316)		$(263,815)	$(7,774,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization					208,719
Loss on disposition of assets					592,861
Compensatory shares					324,111
Stock based compensation		1,375,000			2,868,250
Amortization of prepaid consulting		9,835		4,815	44,761
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses		(458,750)			(502,164)
Increase in accounts payable		2,442			368,085
Increase in accrued salaries to officers					708,966
Increase in accrued expenses		21,471			79,246
Increase in due to shareholders
Increase in accrued interest					28,239
Due to related parties					204,273
Net cash used in operating activities		(229,318)		(259,000)	(2,849,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment regarding license					(150,000)
Capital expenditures					(30,000)
Net cash used in investing activities					(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to founders					65,760
Issuance of common stock in private placement		304,318		259,000	1,208,317
Additional contribution of capital					1,288,866
Issuance of note receivable				(100,000)	(100,000)
Repayment of note receivable				100,000	100,000
Cash received in merger					300,000
Convertible note payable					150,000
Note payable to individual		(75,000)			16,200
Net cash provided by financing activities		229,318		259,000	3,029,143

DECREASE IN CASH
CASH AT BEGINNING OF PERIOD
CASH AT END OF PERIOD	$		$		$

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH FINANCING ACTIVITIES
Cancellation of common stock					2,350

See accompanying notes to financial statements.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

NOTE 1 - DESCRIPTION OF COMPANY/OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

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

Going Concern:

As shown in the accompanying financial statements, the Company has incurred net losses of $7,774,490 since inception. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation:

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Organetix, Inc. annual report on Form 10-KSB for the year ended December 31, 2007.

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

NOTE 2 - SHAREHOLDERS' EQUITY:

During the three months ended March 31, 2008, the Company sold 2,030,000 shares of its common stock at $0.75 in a private placement and received proceeds of $152,250.

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

In July, 2007 and January 2008, the Company authorized and issued 500,000 and 15,527,572 shares of common stock at $.11, $0.08 and $0.11 per share, respectively for payment of professional fees.

NOTE 3 – AGREEMENT WITH SEAFARER EXPLORATION, INC.

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

NOTE 4 – SUBSEQUENT EVENTS.

On May 12, 2008, the Company filed with the Securities and Exchange Commission a definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 (the “Information Statement”). The Information Statement was mailed out to the Company’s shareholders of record as of May 6, 2008. The purpose of the Information Statement was to alert the Company’s shareholders that, pursuant to written action by a majority of the Company’s shareholders, the Company had (i) amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.0001 per share of the Company from 150,000,000 shares to 500,000,000 shares, and (ii) amended the Company’s Certificate of Incorporation to create 50,000,000 shares of blank check preferred stock, $0.0001 par value.

Additionally, from May 1, 2008 through May 12, 2008, the Company engaged in a private placement of its common stock in the amount of $37,500 at $0.075 per share with 50% warrant coverage at $0.15 per share (the “Warrans”). The Warrants expire on May 15, 2009.  In conjunction with this additional financing, the Company issued 500,000 shares of restricted common stock and 250,000 warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Organetix, Inc.," “Organetix,” the "Company," "we," "us," and "our" refer to Organetix, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

The following discussion and analysis should be read in conjunction with the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

As a result of the reverse merger described in our current report on Form 8-K (“Form 8-K) filed with the SEC on April 7, 2008, the Company ceased to be a shell company and became involved in the business of licensing and promotions though its group of touring swimsuit models. Currently we are more specifically committed to marketing and licensing such products as described in our Form 8-K, but will seek to promote, develop and sell other related products.

Significant Accounting Policies

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The Company’s fiscal year is January 1st to December 31st.

Revenues. For the quarter ending March 31, 2008, the Company reported no revenues.  For the comparable year ago period, ending March 31, 2007, the Company reported no revenues as well.  During both periods the Company has existed as a shell Company, with no significant operations.

Research & Development.   For the quarter ending March 31, 2008, the Company reported no expenditures of Research & Development ("R & D").  For the comparable year ago period, ending March 31, 2007, the Company spent $204,000 on R & D activities.  The reason for the decrease is that the Company invested $204,000 into ADAO Telecom, Inc. ("ADAO"), during the first quarter of 2007.  In January of 2007, Organetix, Inc. entered into a definitive agreement to acquire Florida based privately held ADAO.  This definitive agreement was amicably terminated in early July 2007.  In total the Company invested $279,000 into ADAO, for which it received consideration in terms of a 7.5% convertible promissory note for $279,000 with interest accruing beginning on August 01, 2007.  In the event ADAO is unable to repay the note within 12 months, the note will convert on July 31, 2008 into 12.5% of the outstanding common shares of ADAO.

Selling, General, and Administrative Costs.  Selling, General, and Administrative Costs ("SG&A") consist of expenses for management, consultants, administrative personnel, legal, accounting, marketing, and depreciation & amortization of intangible assets. For the quarter ending March 31, 2008, the SG&A expense was $1,087,816 compared with $264,373 the quarter ending March 31, 2007.  This represents an increase of 411% from the prior compared period.  The main expenses were consulting fees of $834,710 and professional fees (legal & accounting) of $213,460.  The vast majority of those expenses were paid in the form of restricted common stock.  The primary reasons for these increases in SG&A were the necessities of legal, accounting, and consulting services to help the Company survive as a going concern.

Lock Up Fee.   During the quarter ending March 31, 2008, the Company invested $91,500 into Seafarer Exploration, Inc. ("Seafarer") as a lock up fee.  On December 17, 2007, Organetix, Inc. signed a Letter of Intent ("LOI") to acquire St. Petersburg, Florida based Seafarer, which is engaged in the exploration and salvaging of shipwrecks off the Floridian coast.

Net Loss.   The net loss was $1,179,316 for the period ending March 31, 2008, compared to $264,373 for period ended March 31, 2007.  The Company still has not achieved sufficient operations or cashflows to offset its operating costs.

Financing Activities.   During the quarter ending March 31, 2008, the Company completed a $310,000 private placement with 6 different investors, including its Chief Executive Officer ("CEO"), Seth M. Shaw.  The terms of the financing were as follows:  7.5 cents per share restricted with 50% warrant coverage at 15 cents per share (these warrants expire at 5 pm EST on January 31, 2009).  No registration rights were offered in conjunction with this financing.  The private placement included the conversion of the outstanding $75,000 bridge loan (completed during Q3 2007) into equity.  To compensate bridge loan investor for interest and conversion premium, investor received $90,000 of private placement units.  In total, $304,318 was received by the Company and 4,057,573 shares & 2,028,787 warrants were issued in conjunction with the financing.

Liquidity and Capital Resources

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash & Cash Equivalents.   As of March 31, 2008, the Company reported no cash on its balance sheet.  In order to continue as a going concern, the Company will be required to secure additional funding moving forward.  There are no guarantees that the Company will be able to secure any new funding and the terms of any future financing may be burdensome to shareholders.

Current Assets & Liabilities.   For the quarter ending March 31, 2008, the Company reported total current assets of $493,989 and total current liabilities of $93,175.  Since inception (through the period ending March 31, 2008), the Company has accumulated a paid in capital deficit of $7,774,490.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of Seth Shaw, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls.

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.
ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 20, 2008

ORGANETIX, INC.

By: /s/ Seth Shaw
Seth Shaw President and Chief Executive Officer (principal executive officer)

By: /s/ Seth Shaw
Seth Shaw Principal financial and accounting officer