Form 10-Q/A
period 2008-03-31
Organetix
filed 2008-05-22
CIK 1106213

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

ORGANETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

NOTE 2 - SHAREHOLDERS' EQUITY:

During the three months ended March 31, 2008, the Company sold 2,030,000 shares of its common stock at $0.075 in a private placement and received proceeds of $152,250.

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

DATE: May 23, 2008

ORGANETIX, INC.

By: /s/ Seth Shaw
Seth Shaw President and Chief Executive Officer (principal executive officer)

By: /s/ Seth Shaw
Seth Shaw Principal financial and accounting officer