Form 10-Q
period 2008-06-30
SEAFARER EXPLORATION CORP
filed 2008-08-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the period ended June 30, 2008

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period from _____ to _____

Commission File Number 000-29461

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 2nd Ave So., Ste 104N, St. Petersburg, FL 33701

(Address of principal executive offices)(Zip code)

(Formerly Organetix, Inc., c/o Sichenzia Ross Friedman Ference LLP,)

(61 Broadway, Fl. 32, New York, NY 10006)

Issuer’s telephone number: (727) 820-1014

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated Filer: ☐                                          Accelerated filer: ☐                                         Non-accelerated filer: ☐     Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act);  Yes☐  No ☒

The number of outstanding shares of the registrant’s Common Stock as of  June 30, 2008 was 245,781,497.

TABLE OF CONTENTS

Item 1. Financial Statements

SEAFARER EXPLORATION CORPORATION
(formerly Organetix, Inc.)

Consolidated Balance Sheet (Unaudited)

June 30, 2008
ASSETS
Current Assets
Cash and Restricted Cash	$25,948
Notes Receivable	175,000
Other Receivable	5,000
Total Current Assets	205,948
Fixed Assets, net accumulated depreciation of $21,666	303,334

TOTAL ASSETS	$509,282
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	2,593
Accrued Expenses and Other Current Liabilities	46,742
Notes Payable	124,000
Due to Shareholder	100
Total Current Liabilities	173,435
Total Liabilities	173,435
Stockholders’ Equity
Preferred Stock, Authorized par value $0.0001, authorized 50,000,000 shares, none issued and outstanding	-
Common Stock, Authorized par value $0.0001, authorized 500,000,000 shares, issued and outstanding 266,414,372 shares	26,641
Additional Paid-in Capital	902,214
Accumulated Deficit	(593,008)
Total Stockholders’ Equity	335,847
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$509,282

See accompanying notes to financial statements.

SEAFARER EXPLORATION CORPORATION
(formerly Organetix, Inc.)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$-	$-	$-	$-

COSTS AND EXPENSES
Consulting and Contactor Expenses	157,905	9,000	258,498	9,000
Vessel Expenses	54,503		81,801
Professional Fees	53,500	4,807	68,577	5,000
Travel and Entertainment	37,452	-	51,214	-
Depreciation	5,416	-	21,666	-
Other Operating Expenses	38,679	379	43,887	379
	348,455	14,186	525,643	14,379

OTHER INCOME (EXPENSE)
Interest Income	74	-	2,411	-
Interest Expense	(1,605)	-	(2,300)	-
	(1,531)		(111)	-
NET LOSS	$(349,986)	$(14,186)	$(525,532)	$(14,379)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	266,414,372	115,489,983	266,414,372	115,489,983

See accompanying notes to financial statements.

SEAFARER EXPLORATION CORPORATION
(formerly Organetix, Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(525,532)	$(14,379)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	21,666	-
Changes in assets and liabilities:
Other Receivable	5,000	-
Accounts Payable	2,593	-
Accrued Expenses	46,742	193-
Due to Shareholders	100	-
Net cash used in operating activities	(449,431)	(14,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	325,000	-
Net cash used in investing activities	325,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock in private placement	918,662	10,000
Proceeds from notes payable	60,000	15,000
Issuance of note receivable	(175,000)	-
Net cash provided by financing activities	803,662	25,000

INCREASE (DECREASE) IN CASH	19,231	10,621

CASH AT BEGINNING OF PERIOD	6,717	-

CASH AT END OF PERIOD	$25,948	$10,814

See accompanying notes to financial statements.

SEAFARER EXPLORATION CORPORATION
(formerly Organetix, Inc.).
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Seafarer Exploration, Inc. (formerly Organetix, Inc.) annual report on Form 10KSB for the year ended December 31, 2007.

NOTE B - DESCRIPTION OF COMPANY, CHANGE OF CONTROL AND GOING CONCERN

Seafarer Exploration, Inc. ("the Company" or "Seafarer"), a Delaware Corporation, was incorporated on May 28, 2003.  The Company formerly operated under the name Organetix, Inc. (“Organetix”).

Previously, the Company devoted its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

Change of Control:

On June 4, 2008, Organetix entered into a Share Exchange Agreement with Seafarer, then a private company formed under the laws of Florida, and the shareholders of Seafarer pursuant to which Organetix agreed to acquire all of the outstanding shares of common stock of Seafarer from the Seafarer Shareholders. As consideration for the acquisition of the shares of Seafarer, Organetix agreed to issue an aggregate of 138,844,389 shares of Common stock, $0.0001 par value to the Seafarer Shareholders. This reverse merger transaction was treated retroactively as a recapitalization with Seafarer Exploration, Inc. being treated as the acquirer for accounting purposes.

On July 17, 2008, the Company filed a Certificate of Ownership to merge Seafarer Exploration Corp., a wholly-owned subsidiary of the Company into the Company with the Secretary of State of the State of Delaware.  Pursuant to the Certificate of Ownership, the Company’s Articles of Incorporation were amended to change its name from Organetix, Inc. to Seafarer Exploration Corp.

Seafarer Exploration, Inc. was incorporated under the laws of the State of Florida on February 15, 2007.

The Company's principal business plan is to discover and recover historical ship-wrecks in the Caribbean Basin. The initial objective is to mount an operation to recover historical marine artifacts and cargo from a documented sunken Spanish Galleon off the coast of Florida.  The Company has not yet commenced active operations or generated significant revenues, and is therefore considered a development stage company

SEAFARER EXPLORATION CORPORATION
(formerly Organetix, Inc.).
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2008

NOTE B - DESCRIPTION OF COMPANY, CHANGE OF CONTROL AND GOING CONCERN - continued

Going Concern:

As shown in the accompanying financial statements, the Company has incurred net losses of $593,008 since inception. Management's plans include raising of capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - SHAREHOLDERS' EQUITY:

On July 31, 2007, the Company began offering 10,000,000 common shares at $0.10 per share in a private offering memorandum.  The shares are offered on a direct basis through the Company officers and directors.   As of June 30, 2008, $918,662 has been raised through private placement subscription agreements.

NOTE D – NOTES PAYABLE:

At June 30, 2008, the Company has $124,000 in convertible promissory notes outstanding.  These notes pay interest at 6% and are convertible at the option of the lenders into common stock at $0.10 per share.  These notes are payable between August 1, 2008 though July 1, 2009.  These notes are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  All of these notes were issued prior to the change of control.

NOTE E-NOTE RECEIVABLE

At June 30, 2008, the Company has $175,000 due from a corporation.  These notes mature on December 31, 2009 and pay interest at a rate of 4.5%.

  NOTE F- SUBSEQUENT EVENT

On July 2, 2008, the Company executed a purchase and sales agreement to acquire historical and archival research documents.  In exchange for such documents, the Company is required to pay $250,000 in two equal installments, upon the execution of the agreement and on September 30, 2008.  Additionally, a net 14% of the liquidated value on recovered items, net of expenses, is to be paid to the seller.

Item 2.    MANAGEMENT’S PLAN OF OPERATIONS

The following discussion will assist in the understanding of our financial condition and results of operations. The information below should be read in conjunction with the financial statements and the related notes to the financial statements.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 regarding our expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent our expectations concerning our future operations, earnings and prospects may change. Our expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that we believe to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that our expectations and forward-looking statements will be correct. Please refer to our most recent report on Form 8-K for a description of risk factors that may cause actual results to differ from the expectations stated in this discussion. We disclaim any obligation to update any of these forward-looking statements.

Overview

Through June 30, 2008 we have not realized any revenue from our operations. To date we have not recovered any artifacts or treasure that have any significant value. We may never recover any artifacts or treasure that have significant value.

Corporate History

The following sets forth our corporate history:

•	Diamond International Group, Inc. was incorporated in Delaware in 1998.
•	Diamond made two acquisitions, including Segway I Corp., a Delaware corporation, in 2000, and succeeded to Segway’s registration under the Securities Exchange Act.
•	Diamond acquired Organetix, Inc., a Delaware corporation, in 2003. In connection with this acquisition, Diamond divested itself of its operating business and changed its name to Organetix, Inc.
•	Organetix terminated its business operations in 2006.
•
Organetix acquired Seafarer Exploration, Inc., a Florida corporation, on June 4, 2008.  Seafarer was incorporated in Florida on February 16, 2007.  Its founder was Kyle Kennedy.  Seafarer’s management became the management of Organetix, which changed its name to Seafarer Exploration Corp.

We have devoted our time towards establishing our business in the exploration and acquisition of artifacts and cargo from the sunken Spanish galleon.  We have not generated revenues to date. We our considered a development stage company, since inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

Prior to entering into the agreement for the acquisition of Seafarer (Florida), we were a shell company, as defined in Rule 144(i) under the Securities Act of 1933.  As of the Closing Date, we are no longer a shell company.

Item 2.    MANAGEMENT’S PLAN OF OPERATIONS - continued

Description of Seafarer Exploration, Inc.

We are a development stage company with the principal business objective to recover historical marine artifacts and cargo from a sunken Spanish galleon.

In early 2007, we entered into an agreement with Tulco Resources Ltd. (“Tulco”) to recover historical artifacts and cargo from a Spanish galleon located in 25 to 85 feet of water in the Atlantic Ocean off Northern Palm Beach County, Florida. This 400-year-old shipwreck is described by a noted archaeologist as being very large, having been on its return voyage from Mexico and Havana, Cuba back to Spain when it sank. Because of the water depth, we believe it has never been subject to salvage, at any time over the years.

Our goal is to recover the artifacts and cargo, including dated coins, which are suspected to have been on this sunken galleon. It is management’s belief that cargo will be largely in the form of treasure such as gold, silver, and emeralds.

During the summer of 2003, Tulco personnel mapped the ocean bottom encompassing the permit area using a cesium vapor magnetometer—a special metal detector that allows identification of metal fragments on and under the ocean floor. Results of this effort and the recovery of certain tell-tale artifacts is contained in the section of this plan entitled “Operation Plan–Tulco Operations.”

Seafarer has acquired the exclusive rights from Tulco to explore, locate, identify, and salvage old shipwreck remains in the area referenced in Tulco’s Florida permit. Recovery permits require the involvement of a scientific team in order to properly examine recovered items and turn its findings over to the applicable governmental authority. The artifacts must be thoroughly documented in accordance with commonly accepted historical and archaeological standards. These records will be retained by the corporation and made available to researchers upon request. After items have been recovered and examined, it is generally necessary to negotiate an in-kind sharing of recovered items with the governmental authority.

Operational Plan

Approach

The operation is that of a “recovery” effort. Unlike most expeditions which encompass “search and discover” efforts requiring large staffs and equipment and a great deal of time and good fortune, our total recovery program is expected to consist of basically the operations manager and the dive crew. Scientific work, such as metal detection, will be handled on a short term basis with experts, divers, archaeologist, and conservators hired for a specific task, or on a seasonal basis.

The Last Galleon Background

Pursuant to a U.S. District Court admiralty judgment and a Use Agreement with the State of Florida, Tulco owns the rights to salvage and recover artifacts and cargo from what is believed to be a sunken Spanish galleon treasure ship estimated to be from the period 1570 to 1600.

Tulco has spent considerable time, resources and monies to date with very little recovery of “treasure”.  (See, “Tulco Operations”, below.)  Our stockholders are at high risk to lose a part or all of their investment due to the extreme speculative nature of our venture.

Item 2.    MANAGEMENT’S PLAN OF OPERATIONS - continued

Technology

During the summer of 2003, Tulco personal mapped 8 to 10 square miles of the permitted site using the cesium vapor magnetometer, thus identifying urn fragments on and under the ocean floor.  After scanning single 56-foot wide strips of the ocean bottom over the region, the separate scans were compiled to make a single map portraying the locations of the findings and the dispersal pattern. Subsequently, the team found numerous artifacts described below.

Tulco Operations

To date, Tulco has recovered over 60 cannon balls, many in almost “like new” condition. They have 4-pounders, 8-pounders, 12-pounders and even cannon balls made of stone. Speculation is that only the largest galleons would have been carrying such a variety of fire power, and the fact that the King of Spain insisted that his share of the treasure be carried only on the largest and most heavily armed galleons. In addition, Tulco has musket balls, sail rigging, ship’s timbers, ship’s nails (some over three feet long) including “Spanish-Jade.”

The most significant finds to date are the stone cannonballs and 12-pound iron cannonballs. The stone cannonballs are exactly the same physical size as an 8-pound iron cannon ball but weighs less than a pound. Considering the effort involved in carving raw rock into round 3.5-inch diameter stone cannon balls, it is management’s opinion that they would likely only be used on the most important, largest, best-armed ships of the line. The 12-pound cannon balls were fired from a cannon known as a demiculverin. This weapon was 10-feet long, weighed about 4000-pounds, and was frequently made of bronze. We believe that only a very large, heavily-armed vessel of the day would have been able to carry and fire such weapons.

Among the ballast stones at the wreck site, Tulco found hundreds of pounds of large rocks—several weighing over 100-pounds each.  Further analysis has determined that this rock is in fact serpentine.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and then reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

Results of Operations

During each of the quarters ended March 31, 2008, and 2007, we had no revenues.  Our operating and other expenses were ($349,985.64) and ($14,186.06), respectively.

Item 2.    MANAGEMENT’S PLAN OF OPERATIONS - continued

Liquidity and Capital Resources

General

We incurred net income (loss) of ($349,985.64) for the period ended June 30, 2008. At June 30, 2008, we had cash on hand of $25,947.73 with which to satisfy any future cash requirements. We expect to expend our available cash within the next one month, based on our historical rate of expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. We depend upon capital to be derived from future financing activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. We have no specific plans for selling our common stock and no arrangements for debt financing.  There can be no assurance we will be successful in raising additional capital. The key factor that is not within our control and that may have a direct bearing on our ability to raise capital in the future include, but is not limited to, acceptance of our business plan by potential investors. There may be other risks and circumstances that management may be unable to predict.

Competition and Barriers to Entry

With the passage by the U.S. Congress of The Abandoned Shipwreck Act in 1988, (43 U.S.C. §§ 2101-2106) (2006), all shipwrecks discovered in a state's waters after that date become the property of that state. We believe the Tulco shipwreck was the last one to go through Federal Admiralty Court before the law was changed. Since then we are unaware of any other shipwrecks in any state’s waters whose rights of ownership, with the freedom to salvage and keep the treasure found, have been granted to private individuals.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we have material market risk exposure and have not entered into any risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based upon an evaluation carried out under the supervision and with the participation of management, including the chief executive officer (CEO), president and the chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, it was concluded that these procedures were effective. There have been no significant changes in our internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

DATE: August 14, 2008

SEAFARER EXPLORATION CORP.

By:	/s/ Kyle Kennedy
Kyle Kennedy
President and Chief Executive Officer (principal executive officer)

By:	/s/ Christopher Gilcher
Christopher Gilcher
Principal financial and accounting officer