Form 10-Q
period 2008-09-30
SEAFARER EXPLORATION CORP
filed 2008-11-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
______________

[ x ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended September 30, 2008

[       ]   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period from _____ to _____

Commission File Number 000-29461

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14497 N. Dale Mabry Highway, Suite 209N, Tampa, 33618

(Address of principal executive offices)(Zip code)

(Formerly Organetix, Inc., c/o Sichenzia Ross Friedman Ference LLP,)

(61 Broadway, Fl. 32, New York, NY 10006)

Issuer’s telephone number: (813) 448-3577

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

          Large accelerated Filer: ☐                                   Accelerated filer: ☐                         Non-accelerated filer: ☐                         Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act);  Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock as of September 30, 2008 was 258,465,265.

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

Consolidated Balance Sheet (Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$10,824	$6,717
Notes Receivable	175,000	-
Deposits	10,000	-
Other Receivable	5,000
Total Current Assets	200,824	6,717
Fixed Assets, net of accumulated depreciation of $29,790	295,210	-

TOTAL ASSETS	$496,034	$6,717
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts Payable	$53,468	$-
Accrued Expenses and Other Current Liabilities	39,521	-
Notes Payable	145,500	64,000
Due to Shareholder	100	-
Total Current Liabilities	238,589	64,000
Total Liabilities	238,589	64,000
Stockholders’ Equity (Deficit)
Preferred Stock, Authorized par value $0.0001, authorized 50,000,000 shares, none issued and outstanding	-
Common Stock, Authorized par value $0.0001, authorized 500,000,000 shares, issued and outstanding 266,414,372 and 100,000,000 shares	26,657	10,000
Additional Paid-in Capital	1,065,198	193
Accumulated Deficit	(834,410)	(67,476)
Total Stockholders’ Equity (Deficit)	257,445	(57,283)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$496,034	$6,717

See accompanying notes to consolidated financial statements.

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$-	$-	$-	$-

COSTS AND EXPENSES
Consulting and Contactor Expenses	107,907	9,000	366,405	9,000
Vessel Expenses	21,719		103,520
Professional Fees	28,197	4,807	96,774	5,000
Travel and Entertainment	31,802	-	83,016	-
Depreciation	8,124	-	29,790	-
Other Operating Expenses	41,795	379	85,682	379
Total Costs and Expenses	239,544	14,186	765,187	14,379

OTHER INCOME (EXPENSE)
Interest Expense	(2)	-	(4,160)	-
Interest Income	1,860	-	2,413	-
	1,858	-	(1,747)	-
NET LOSS	$(241,402)	$(14,186)	$(766,934)	$(14,379)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.001)	$(0.01)	$(0.003)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	252,123,381	115,489,983	252,123,381	115,489,983

See accompanying notes to consolidated financial statements.

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(766,934)	$(14,379)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	29,790	-
Changes in assets and liabilities:
Increase Note Receivable	(175,000)	-
Increase in Other Receivable	(5,000)
Increase in Deposits	(10,000)
Increase in Accounts Payable	53,468	-
Increase in Accrued Expenses	39,521	193
Increase in Notes Payable	81,500	15,000
Due to Shareholders	100	-
Net cash used in operating activities	(752,555)	814

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(325,000)	-
Net cash used in investing activities	(325,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock in private placement	1,081,662	10,000
Net cash provided by financing activities	1,081,662	10,000

INCREASE IN CASH	4,107	10,814

CASH AT BEGINNING OF PERIOD	6,717	-

CASH AT END OF PERIOD	$10,824	$10,814

See accompanying notes to consolidated financial statements.

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 1 – BASIS OF PRESENTATION; BUSINESS AND SUMMARY; CHANGE OF CONTROL; DEVELOPMENT STAGE COMPANY

Basis of the Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  These interim financial statements should be read in conjunction with the financial statements of the Company (formerly Organetix, Inc.) for the year ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Business and Summary

Seafarer Exploration, Inc. ("the Company" or "Seafarer"), a Delaware Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to explore and salvage a shipwreck located off of Juno Beach, Florida. The Company has not yet generated revenues, and is therefore considered a development stage company.

Change of Control

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

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 1 – BASIS OF PRESENTATION; BUSINESS AND SUMMARY; CHANGE OF CONTROL; DEVELOPMENT STAGE COMPANY - continued

Development Stage Company

Previously, the Company devoted its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while exploring and attempting to salvage the Juno Beach shipwreck and establishing itself in the marketplace.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations and the Company may be forced to cease its operations.

NOTE 2 – SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

(a)  Revenue Recognition

The Company is principally in the business of exploring and attempting to salvage a shipwreck. The Company has not generated any revenues to date and does not anticipate generating any revenues for the foreseeable future.

(b)  Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company classifies outstanding checks in excess of funds on deposit as bank overdraft and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(c)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107 - Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  Financial instruments that potentially subject the Company to credit risks consist primarily of cash equivalents, trade payables and loan payable.  Management believes that the carrying amounts of these instruments approximate their respective fair value at September 30, 2008 and 2007 because of the short maturity of these instruments.

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 2 – SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - continued

(d)  Fixed Assets and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company’s most recent analysis, management believes that no impairment of fixed assets exists at September 30, 2008 and 2007.

(e)  Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values using an option-pricing model. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-forma were provided.

(f)   Income Taxes

The Company records federal and state income tax liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 –  Accounting for Income Taxes.  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences.

Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(g)   Earnings (Loss) Per Share

Basic EPS is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

(h)  Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157  Fair Value Measurements . SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 2 – SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - continued

In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, FASB 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  In addition, contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect that FASB 141R would have an impact on the Company’s financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company may consummate after the effective date.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

On January 1, 2008, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   SFAS 159 permits entities to elect to measure many financial instruments at fair value.  This statement is effective as of the first fiscal year that begins after November 15, 2007.  Management is currently analyzing the effects of SFAS 159, but do not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.    FASB Statement No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities  , and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FASB Statement No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company expects to implement FASB Statement No. 161 during the first quarter 2009, but do not believe the adoption of FASB Statement No. 161 will have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets . The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company expects to implement FASB Staff Position No. 142-3 on July 1, 2009. The Management expects that FASB Staff Position No. 142-3 could have an impact on the Company’s future financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummate after the effective date.

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 2 – SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - continued

In May 2008, the FASB issued SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $834,410 since inception. Management's plans include raising capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - CAPITAL TRANSACTIONS

Common stock

During the three month period ended September 30, 2008, the Company effected the following stock transactions:

The Company issued a total of 1,666,668 shares of the Company’s $0.0001 par value common stock in exchange for cash of $60,000.

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases a condominium that is used as temporary living quarters for its dive team members in Jupiter, Florida. This lease agreement expires on November 30, 2008. Future minimum lease payments as of September 30, 2008, are as follows:

Year	Amount
2008	$1,300

Employment agreement

The Company does not have any employment agreements.

NOTE 6 – NOTES PAYABLE

At September 30, 2008, the Company has $124,000 in convertible promissory notes outstanding.  These notes pay interest at 6% and are convertible at the option of the lenders into common stock at $0.10 per share.  These notes are payable between August 1, 2008 through July 1, 2009. These notes are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company. All of these notes were issued prior to the change of control. As of September 30, 2008 none of these notes have been converted.

During the three month period ended September 30, 2008, the Company entered into two promissory notes totaling $21,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible.

The following table sets forth information about the unsecured promissory note agreements that were entered into during the three month period ended September 30, 2008:

Note Amount	Interest Rate	Maturity Date
$9,000	8.00%	09-09-2009
$12,500	8.00%	09-29-2009

NOTE 7 - NOTE RECEIVABLE

At September 30, 2008, the Company has $175,000 due from a corporation. The $175,000 is evidenced by three notes payable and these notes mature on December 31, 2008 and pay interest at a rate of 4.5%.

NOTE 8 – RELATED PARTY DISCLOSURES

During the three month period ended September 30, 2008 the Company entered into a promissory note, on September 9, 2008, with an individual that is related to the Company’s Chairman and CEO. The face amount of the note is $9,000 and it carries an annual interest rate of 8% and pays interest on a quarterly basis. The note matures on September 9, 2009. The note is unsecured and is not convertible.

SEAFARER EXPLORATION CORP.
(formerly Organetix, Inc.)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 8 – RELATED PARTY DISCLOSURES - continued

During the three month period ended September 30, 2008 the Company entered into a promissory note, on September 29, 2008, with a corporation of which the Company’s Chairman and CEO is a member of that corporation’s board of directors. The face amount of the note is $12,500 and it carries an annual interest rate of 8% and pays interest on a quarterly basis. The note matures on September 29, 2009. The note is unsecured and is not convertible.

NOTE 9 – MATERIAL AGREEMENT

On July 2, 2008, the Company executed a purchase and sale agreement to acquire proprietary historical and archival research documents pertaining to a deepwater shipwreck. In exchange for the documents the Company is required to pay a total sum of $250,000 in two equal installments, with one installment due upon the execution of the agreement and the second installment due on September 30, 2008. Additionally, a net 14% of the liquidated value on recovered items, net of expenses, is to be paid to the seller for the life of the project. To date the Company has paid $10,000 towards the amount it owes under this agreement. The Company has not received any of the proprietary historical and archival research documents from the seller. Furthermore the agreement states that the Company will pay the balance of the amount owed, $240,000, as the money is received by the Company. The Company has not been able to raise the capital required under this agreement and the Company does not presently have the required capital to meet its obligation under this agreement. At this time there is significant uncertainty as to whether or not the Company will ever obtain the capital required to finalize the purchase of the historical and archival research documents. Furthermore, even if the Company is able to obtain the capital to meet its obligation under the Agreement to conclude the purchase of the historical and archival research documents, it will be necessary for the Company to obtain a significantly large amount of additional capital in order to actually locate, explore and salvage the deepwater shipwreck. At this time the Company does not have an accurate estimate of the additional capital that will be required to locate, explore and salvage the deepwater shipwreck.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the end of the three month period ended September 30, 2008 the Company entered into a promissory note, on October 24, 2008, with an individual that is related to the Company’s Chairman and CEO. The face amount of the note is $6,500 and it carries an annual interest rate of 8% with interest to be paid on a quarterly basis. The note matures on October 24, 2009. This note is not convertible.

Subsequent to the end of the three month period ended September 30, 2008 the Company entered into a promissory note on October 27, 2008 with an individual that is related to the Company’s Chairman and CEO. The face amount of the note is $15,000 and it carries an annual interest rate of 8% with interest to be paid on a quarterly basis. The note matures on October 27, 2009. This note is not convertible.

Subsequent to the end of the three month period ended September 30, 2008 the Company entered into a lease agreement on October 1, 2008 to lease office space in Tampa, Florida. This agreement expires on March 31, 2010. The monthly lease payment is $1,284.22 and the payment is due on the first day of each month.

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

Overview

Through September 30, 2008 we have not realized any revenues from our operations. To date we have not recovered any artifacts that have any significant value. We may never locate and recover any artifacts that have any significant value.

To date we have devoted our time towards establishing our business in the exploration and salvage of artifacts and cargo from a shipwreck located off of Juno Beach, Florida.  We have not generated revenues to date. We our considered a development stage company, since inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

Prior to entering into the agreement for the acquisition of Seafarer (Florida), we were a shell company, as defined in Rule 144(i) under the Securities Act of 1933. As of the Closing Date, we are no longer a shell company.

Results of Operations

During each of the quarters ended September 30, 2008, and 2007, we had no revenues.  Our operating and other expenses were ($239,544) and ($14,186), respectively.

Liquidity and Capital Resources

General

We incurred net income (loss) of ($241,402) for the period ended September 30, 2008. At September 30, 2008, we had cash on hand of $10,824 with which to satisfy any future cash requirements. We expect to expend all of our available cash in less than one month, based on our historical rate of expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. We depend upon capital to be derived from future financing activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. We have no specific plans for selling our common stock and no arrangements for debt financing.  There can be no assurance we will be successful in raising additional capital. The key factor that is not within our control and that may have a direct bearing on our ability to raise capital in the future include, but is not limited to, acceptance of our business plan by potential investors. There may be other risks and circumstances that management may be unable to predict.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

Revenue Recognition

We follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104  Revenue Recognition  which provide guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

Stock Based Compensation

We grant stock awards and stock options to employees and non-employees as consideration for services.  Management believes that the best indicator of value for stock awards is the trading value of the shares of stock on the date the Company enters into the agreements. For non-employees, that date is generally the date on which the company is committed to such an agreement.  At times the Company may grant stock as payment for accrued but unpaid payroll.  In these cases, the Company values the shares at the trading price on the date they are granted and reduces the payroll accrual by the same amount.  We have adopted SFAS 123(R) for stock options granted to employees and non-employees by estimating the value of those awards using the Black-Scholes option pricing model.

Contingencies

We are subject to the possibility of various law contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of the loss contingencies.

See Note 2 to the Company’s Financial Statements for a full discussion of the Company’s critical accounting policies and estimates.

Off Balance Sheet Arrangements

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Forward Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the marketing and maintenance of products which manage large volumes of media or digital material, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	Rapid changes in technology relating to the shipwreck salvage industry

●	Increased environmental regulations

●	Changes in government regulations

●	Changes in our business strategies

●	Equipment failure of a catastrophic proportion

●	Terrorist interference with our operations

●	Looting and pilferage of artifacts and materials from our shipwreck site

●	Difficulty in recruiting employees and contractors with sufficient technical skills

●	Failure to locate and salvage artifacts of significant value

●	Adverse weather conditions

●	Inability to locate sources of financing for our operations

●	Inability to solve cash flow problems

●	Loss of our shipwreck site

In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operation, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we have material market risk exposure and have not entered into any risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s responsibility for controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our controls over financial reporting are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because of (i) the small size of our current operations and (ii) our executive management structure (consisting of only our principal executive officer and principal financial officer) which enables management to be aware of all transactions.

The company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources and personnel.

We have not made any change in our internal control over financial reporting during the quarter ended September 30, 2008.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any legal proceedings, and do not know of any threatened litigation or claims.

ITEM 1. LEGAL PROCEEDINGS - continued

The Company received a letter dated August 25, 2008 from the State of Florida Division of Historical Resources (the “Division”) stating that the Agreement dated January 23, 2008 between the Company, Tulco Resources, Ltd. (“Tulco”) and the Divison relating to research and recovery of archeological material was null and void since March 31, 2008 and all work should cease immediately and data and artifacts should be turned over to the Division. In the letter the Division alleged that the Company and Tulco had not submitted certain items that had been required to be submitted under the agreement. The Company disclaimed to the Division that it was ever out of compliance with the agreement and the Company did not concur with the Division’s stance as far as the agreement being declared null and void. The Company also obtained a legal opinion that concluded that under either contract or administrative law analysis, the Division acted improperly when it declared the agreement null and void and the Division’s action was probably not sustainable. Subsequent to the receipt of the letter from the Division representatives of the Company met with representatives of the Division. The Company agreed to work with the Division toward renewing the agreement. The Division, specifically the personnel at the Bureau of Archeological Research, was very helpful in assisting the Company to renew the agreement and a renewal was issued in November of 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the three month period ended September 30, 2008:

Name of Purchaser	Number of Shares	Relationship
David Gillespie (1)	500,000	Shareholder
David Lindskog (2)	500,000	Shareholder
Juan Carlos Giraldo (3)	333,334	Shareholder
Matt Presy (4)	333,334	Shareholder

1.	Mr. Gillespie provided cash in payment for the shares issued to him.

2.	Mr. Lindskog provided cash in payment for the shares issued to him.

3.	Juan Carlos Giraldo provided cash in payment for the shares issued to him.

4.	Matt Presy provided cash in payment for the shares issued to him.

We did not pay and to our knowledge no one acting on our behalf paid any commissions or other compensation with respect to the sales identified in the foregoing table. We made the sale directly to each purchaser for the consideration stated in the table.  We used cash proceeds from such sales for working capital in payment of current obligations.  See footnotes to the foregoing table for information regarding the nature of non-cash consideration paid for shares.  Each purchaser acknowledged the investment nature of the transaction and a legend was placed on each certificate, prohibiting public resale of the shares, except in compliance with Rule 144.  We believe each purchaser has such knowledge and experience in business and financial transactions that he or she is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that this sale did not involve a public offering within the meaning of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	SEAREX Purchase and Sale Agreement

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2008

SEAFARER EXPLORATION CORP.

By:	/s/ Kyle Kennedy
Kyle Kennedy
President and Chief Executive Officer (principal executive officer)

By:	/s/ Christopher Gilcher
Christopher Gilcher
Principal financial and accounting officer