Form 10-K
period 2008-12-31
SEAFARER EXPLORATION CORP
filed 2009-05-11
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)
☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2008 to December 31, 2008

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

Registrant’s telephone number: (813) 448-3577

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer 	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on May 5, 2009 was $5,186,769.72
.
As of May 5, 2009, there were 282,946,225 shares of the Registrant’s Common Stock issued and outstanding.

SEAFARER EXPLORATION CORP.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seafarer Exploration Corp., a company organized under the laws of Delaware, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to continue as a going concern, general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to successfully locate cargo and artifacts from the Juno Beach shipwreck site and a number of other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

As used in this Form 10-K, the terms “we,” “us,” “our,” “Seafarer,” and the “Company” mean Seafarer Exploration Corp. and any of its subsidiaries, unless otherwise indicated.

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Delaware Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to engage in the archaeologically-sensitive exploration and recovery of a shipwreck located off of Juno Beach, Florida. The exploration and recovery of historic shipwrecks is extremely speculative and there is a very high degree of risk inherent in this type of business venture.

Although the Company believes that it is possible that the Juno Beach shipwreck may potentially be a sunken Spanish galleon, the Company does not have any definitive proof as to the country of origin of the shipwreck and it is very possible that the cargo the ship was originally carrying, if any, had little or no value and thus would be worthless. It is also entirely possible that the Company will never successfully locate and recover any cargo or artifacts that have any significant value from the shipwreck site. The Company has not yet generated revenues, and is therefore considered a development stage company.

Change of Control

On June 4, 2008, Organetix entered into a Share Exchange Agreement with Seafarer Exploration, Inc. (“Seafarer, Inc.), a private company formed under the laws of Florida, and the shareholders of Seafarer Inc. pursuant to which Organetix agreed to acquire all of the outstanding shares of common stock of Seafarer Inc. from its Shareholders. As consideration for the acquisition of the 18,905,083 shares of Seafarer Inc., Organetix agreed to issue an aggregate of 131,243,235 shares of Common stock, $0.0001 par value to the Seafarer, Inc. Shareholders. Following this transaction, the stockholders of Seafarer, Inc. controlled the majority of the Organetix common stock and Seafarer Inc.’s management assumed operational, management and governance control of Organetix. As a result, this reverse merger transaction was treated retroactively as a recapitalization with Seafarer, Inc. being treated as the acquirer for accounting purposes.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while exploring and attempting to recover artifacts from the Juno Beach shipwreck and establishing itself in the marketplace.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. The Company expects to expend its available cash in less than one month from May 5, 2009 based on our historical rate of expenditures. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations and the Company may be forced to cease its operations.

Item 1. Business - continued

General

The Company’s primary objective is to locate and recover artifacts and cargo from a shipwreck located off of the coast of Juno Beach, Florida (the “Shipwreck”). The Company does not currently have sufficient data to positively identify the Shipwreck or its country of origin and therefore it is not possible to discern whether or not the ship was originally carrying cargo of any significant value. There is a very strong possibility that the Company may never recover any artifacts or cargo of any significant value from the Shipwreck.

Operations

The diving season for the shipwreck exploration and recovery business in Florida is generally considered to be the summer months, from approximately the middle of May through Labor Day. Inclement weather and hazardous ocean conditions generally hamper year round historical shipwreck salvage and recovery efforts in Florida waters. The Company does believe that it may be possible to perform limited recovery efforts on the Shipwreck during the non summer months, possibly one or two days per month, assuming that there are favorable weather and ocean conditions and also assuming that the Company is able to secure the necessary financing to conduct year round operations.

The Company spent limited time exploring the Shipwreck during the summer of 2008 diving season.
From approximately the end of August 2008 until the end of December 2008 the Company did not conduct any recovery efforts on the Shipwreck site. No exploration and recovery operations were conducted during this time frame mainly due to the fact that the Company was in the process of renewing the agreement regarding the recovery of historic shipwrecks artifacts with the State of Florida, Department of State, Division of Historical Resources (“DHR”).

After the agreement with the DHR was finalized in November 2008 the Company then had to wait for environmental permits to be issued. The Company did not conduct recovery efforts on the Shipwreck prior to the finalization of the agreement with the DHR or while waiting to receive the environmental permits. Lack of funding and inclement weather conditions were also factors that impacted the Company’s ability to conduct recovery operations during 2008.

Since January 1, 2009 the Company has spent very minimal time, only one or two days, exploring the Shipwreck. Pending the receipt of financing and assuming that weather and ocean conditions are favorable, the Company will potentially be able to commence limited exploration and recovery efforts prior to the start of the summer 2009 diving season. Furthermore, the Company must secure private financing order to be able to commence full time exploration and recovery efforts during the summer 2009 diving season.

Governmental Regulation

The laws and regulations regarding the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida are complex. A large amount of time and expense is required in terms of Company resources in order to attempt to fully comply with the existing laws and regulations. Furthermore the DHR has recently proposed new rules and regulations regarding the exploration and recovery of shipwrecks in Florida waters.
The Company believes that if these new rules and regulations are implemented into law then the burden of compliance may increase significantly. The State of Florida may potentially enact additional laws that ultimately make it impossible to conduct a profitable business as a commercial shipwreck exploration and recovery firm. It is also entirely possible that the State of Florida may eventually attempt to ban altogether the commercial exploration and recovery of historic shipwrecks in State controlled waters.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, FL 33618. The base rental rate including taxes is $1,284.21 per month plus additional monthly charges for any services used by the Company. The term of the lease agreement commenced on October 1, 2008 and expires on March 31, 2010.

The Company rents a boat slip for its vessel, the Iron Maiden, at Blowing Rocks Marina, LLC located at 18487 SE Federal Highway, Tequesta, Florida 33469. The agreement with Blowing Rocks Marina, LLC is on a month-to-month basis and the base monthly rental rate for the boat slip is $1,091.84 which includes utilities and taxes. The marina may charge additional fees if it provides other services to the Company.

Item 3. Legal Proceedings.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Item 4. Submission of Matters to a Vote of Security Holders.

We have not submitted a matter to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the OTC Bulletin Board under the symbol “SFRX” as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during each quarter for 2007, 2008 and the first quarter of 2009 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.bigcharts.com and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Quarter Ended	High Price	Low Price
March 31, 2007	0.12	0.06
June 30, 2007	0.13	0.03
September, 2007	0.20	0.05
December, 2007	0.128	0.045
March 31, 2008	0.114	0.05
June 30, 2008	0.157	0.075
September 30, 2008	0.125	0.015
December 31, 2008	0.04	0.011
March 31, 2009	0.045	0.015

Holders

As of May 5, 2009 there were 1,675 shareholders holding certificated securities and approximately 54,449,241 shares being held in “street name” in brokerage accounts by an indeterminate number of shareholders.

Transfer Agent

Our transfer agent is Island Stock Transfer.

Dividend Policy

No cash dividends were declared by the Company during the fiscal year ended December 31, 2008. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

Equity Compensation Plans

The Company has not established any equity compensation plans as of the date of this Annual Report on Form 10-K, however the Company reserves the right to do so at a later date.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

Recent Sales of Unregistered Securities

The following table sets forth information about our unregistered sales of common stock during the three month period ended December 31, 2008:

Name of Purchaser	Number of Shares of Common Stock	Price	Relationship
Pelle Ojasu (1)	12,000,0000	$240,000	Board Member
David Fiedler (2)	1,000,000	$15,000	Shareholder
Howard Rubin (3)	1,000,000	$15,000	Shareholder
Jordan Erber (4)	300,000	$4,500	Shareholder

1.	Mr. Ojasu provided services in payment for these shares issued to him.
2.	Mr. Fiedler provided cash in payment for these shares issued to him.
3.	Mr. Rubin provided cash in payment for these shares issued to him.
4.	Mr. Erber provided cash in payment for these shares issued to him.

Exemptions from Registration for Sales of Restricted Securities.

These securities were issued to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in us; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) under the Securities Act of 1933 (the “Act”) thereof, and/or Rule 506 of Regulation D of the Act. Section 18 of the Act preempts state registration requirements for sales to these classes of persons.

Repurchase of Securities

During the fiscal year ended December 31, 2008, the Company did not purchase any of its common stock shares and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide risk factors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements.  The Company’s actual results or actions may differ materially from these forward-looking statements for many reasons. This Item should be read in conjunction with the financial statements and related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Plan of Operation

During the year ended December 31, 2008, the Company has taken the following steps to implement its business plan:

•	To date the Company has devoted its time towards establishing its business in the exploration and salvage of artifacts and cargo from a shipwreck located off of Juno Beach, Florida.

•
Although the Company has not generated revenues to date our development activities continue to evolve. We have been a development stage company since inception, in accordance with Statement of Financial Accounting Standards No. 7.

•
The Company completed the acquisition of Seafarer, and as a result we are no longer a shell company as defined in Rule 144(i) under the Securities Act of 1933.  As discussed in Note 1 to our consolidated financial statements, the acquisition of Seafarer was characterized as a reverse-acquisition. Accordingly, the results of operations discussed in this Item 7, relate to the consolidated financial assets and liabilities and operations of Seafarer, Inc., as if it had been Organetix during the periods being discussed.

If we are unable to effectively locate and recover artifacts that have significant value from the Juno Beach shipwreck site then we may have to suspend or cease our efforts. The Company is also interested in locating other shipwreck sites performing exploration and recovery efforts on other historic shipwreck sites. Furthermore the Company has also entered into an agreement to obtain information regarding the theoretical location and details of a deepwater shipwreck, however the Company does not have the capital to meet its obligations under the agreement and therefore has not obtained the information regarding the deepwater shipwreck. Even if the Company is able to obtain the information regarding the deepwater shipwreck there will be significant amounts of additional capital required to actually pinpoint the exact location of the wreck and/or to conduct recovery operations. At this time the Company does not have any formal plans to raise the capital that will be necessary locate, explore and recover the deepwater shipwreck. If the Company ceases its previously stated efforts there are not any plans to pursue other business opportunities.

Limited Operating History

Previously, the Company devoted its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31. The Company has not currently generated any revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of December 31, 2008, the Company had a working capital deficit of $88,020. The Company is in immediate need of further working capital and is seeking options with respect to financing in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives.  However, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Limited Operating History - continued

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while exploring and attempting to salvage artifacts from the Juno Beach shipwreck and establishing itself in the marketplace. We expect to expend our available cash in less than one month from May 5, 2009 based on our historical rate of expenditures. The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which have a material adverse effect on the Company’s business, operations, and financial results, as well as its ability to make payments on its debt obligations and the Company may be forced to cease its operations.

Results of Operations

Since February 5, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through December 31, 2008 are $1,260,847 of which $971,928 was incurred during the eight months ended December 31, 2008 and $283,625 was incurred during the twelve months ended April 30, 2008. Our major expenses were for consulting and independent contractor expenses mostly related to fees for corporate development, management, accounting, and corporate communications services as well as for the personnel involved in the exploration and recovery efforts at the Juno Beach shipwreck site including the divers and archeologist. Since inception, we incurred $130,599 in vessel expenses related to repair, maintenance and operation of our vessel, the Iron Maiden. Since inception we have incurred $108,266 in professional fees related to legal, accounting, and auditing services.

Liquidity and Capital Resources

As of December 31, 2008, we had cash on hand of $474.00.  As of May 5, 2009, we had cash on hand of $6,654.60.  During the eight months ended December 31, 2008, and the period from inception on February 5, 2007 to December 31, 2008, we incurred net losses of ($972,078) and ($1,259,736) respectively. We had $200,995 in current assets and $289,015 in current liabilities at December 31, 2008, leaving us a working capital deficit of ($88,020).

Subsequent to December 31, 2008 Seafarer has funded operations through the receipt of $120,000 from Blue Water Ventures of Key West, Inc. in partial repayment of the money owed to the Company by Blue Water Ventures of Key West, Inc. The Company has received $47,500 from the issuance of common stock under subscription agreements, and Seafarer has received $46,500 in proceeds from convertible promissory notes and loans.

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from May 5, 2009 based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There are may be other risks and circumstances that management may be unable to predict.

The Company’s ability to obtain additional financing will be subject to a variety of uncertainties. These conditions raise substantial doubt about our ability to continue as a going concern. The inability to raise additional funds on terms favorable to the Company, or at all, could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company is unable to obtain additional capital, it will be forced to scale back planned expenditures, which would adversely affect its business and financial condition.

Promissory Notes - Default

At December 31, 2008, the Company had $105,000 in convertible promissory notes outstanding. The notes pay interest at 6% and are convertible at the option of the lenders into common stock at $0.10 per share.  The notes are payable between September 1, 2008 through June 1, 2009 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  All of these notes were issued prior to the June 2008 merger discussed in Note 1. These convertible promissory notes are currently in default due to non-payment of principal and interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Promissory Notes - Default - continued

At December 31, 2008, the Company has three promissory notes outstanding totaling $36,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible. These notes are currently in default due to non-payment principal and interest.

The Company does not have additional sources of debt financing to refinance its promissory notes that are currently in default.  If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for obligations arising under the secured notes.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to the Company’s financial statements for the transition period ended December 31, 2008, contained in this filing.  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  However, we believe that our estimates, including those for the above-described items, are reasonable.

Critical Accounting Estimates

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is.  Management does not believe that either the Company or its auditors have made any such changes in accounting estimates.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes that adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Recent Accounting Pronouncements - continued

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which amends SFA 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. The Company has deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP 157-2. The Company is currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on the consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS 161 will have a material impact on its results of operations, cash flows or financial condition.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Financial Statements of Seafarer Exploration Corp
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Seafarer Exploration Corp.

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (“the Company”) as of December 31, 2008 and April 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corp. as of December 31, 2008 and April 30, 2008, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company incurred net losses and negative cash flows from operations since inception.  These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CROSS, FERNANDEZ & RILEY, LLP

Tampa, Florida
May 8, 2009

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2008	April 30, 2008
ASSETS
Current
Cash	$474	$108,280
Notes receivable	180,521	75,000
Deposits	21,284	--
Total Current Assets	202,279	183,280

Fixed assets, net of accumulated depreciation of $37,917 and $16,250	287,085	308,750

Total Assets	$489,364	$492,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities	$147,415	$895
Due to Organetix, Inc.	--	91,500
Convertible notes payable, in default	90,000	64,000
Convertible notes payable - related parties, in default	15,000	--
Notes Payable – related parties, in default	56,500	--
Due to shareholder	100	100
Total Current Liabilities	309,015	156,495

Total Liabilities	309,015	156,495

Mezzanine equity - common stock, 3,966,668 shares par value $0.0001	64,500	--
Commitments and contingencies	--	--

Stockholders' Equity
Preferred Stock, Authorized 50,000,000 shares; par value $0.0001, None issued and outstanding	--	-
Common stock
Authorized:
500,000,000 common shares, par value $0.0001 per share
Issued and outstanding:
276,609,557 common shares (April 30, 2008 – 17,533,333,000)	27,661	1,753
Additional paid-in capital	1,346,640	621,440
Deficit accumulated during the development stage	(1,258,452)	(287,658)
Total Stockholders’ Equity	115,849	335,535

Total Liabilities & Stockholders’ Equity	$489,364	$492,030

The Accompanying Notes Are an Integral Part of these Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
Consolidated Statements of Operations
	Eight Months Ended December 31,2008	Year Months ended April 30, 2008	February 15, 2007 (Inception) to December 31,2008

REVENUES	$--	$--	$--

EXPENSES
Consulting & contractor expenses	615,887	157,594	776,482
Vessel expenses	83,439	46,836	130,276
Professional fees	97,689	27,577	127,266
Travel & entertainment	74,048	28,062	102,110
General and administrative expenses	53,110	6,879	60,284
Rent expense	21,800	425	22,225
Depreciation	21,665	16,250	37,915
Other operating expenses	3,006	2	3,005
Total Expenses	970,644	283,625	1,259,563

Loss from Operations	(970,644)	(283,625)	(1,259,563)

OTHER (EXPENSE) INCOME
Interest expense	(5,690)	(1,150)	(6,840)
Interest income	5,540	2,411	7,951
Total Other (Expense) Income	(150)	1,261	1,111

NET LOSS	$(970,794)	$(282,364)	$(1,258,452)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	262,970,299	174,643,542

The Accompanying Notes Are an Integral Part of these Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	8 months ended December 31,2008	Year ended April 30, 2008	February 15, 2007 (Inception) to December 31,2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(970,794)	$(282,364)	$(1,258,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	323,333	--	323,333
Depreciation	21,665	16,250	37,915
Changes in operating assets and liabilities:
DeDeposits	(21,284)	--	(21,284)
Accounts payable and accrued liabilities	146,520	(1,105)	238,915
Due to Organetix, Inc.	--	91,500
Net cash used in operating activities	(500,560)	(175,719)	(679,573	) )

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	(105,521)	(75,000)	(180,521)
Acquisition of equipment	--	(325,000)	(325,000)
Net cash used in investing activities	(105,521)	(400,000)	(505,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes	60,000	64,000	124,000
Issuance of notes	56,500	--	56,500
Issuance of common shares	381,775	618,100	1,005,068
Net cash provided by financing activities	498275	682,100	1,166,568

INCREASE (DECREASE) IN CASH	(107,806)	106,381	474

CASH, BEGINNING	108,280	1,899	--

CASH, ENDING	$474	$108,280	$474

NONCASH OPERATING AND FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$91,500	$-	$91,500
Convertible debt converted to common stock	$19,000	$-	$19,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,660	$-	$3,660
Income taxes	$-	$-	$-

The Accompanying Notes Are an Integral Part of these Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

	Common Stock shares	Common Stock value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February -15, 2007 (Inception)	—	$—	$—	$—	$—
Common stock issued for cash – February 20, 2007	5,000,000	500	4,693	—	5,193
Net loss for the period from inception to April 30, 2007	—	—	—	(5,294)	(5,294)
Balance April 30, 2007	5,000,000	500	4,693	(5,294)	(101)

Common stock issued for cash – June 15, 2007	5,000,000	500	4,500	—	5,000
Common stock issued for subscription agreements – various dates	7,533,333	753	612,247	—	613,000
Net loss				(282,364)	(282,364)
Balance April 30, 2008	17,533,333	1,753	621,440	(287,658)	335,535
Recapitalization at reverse merger – June 4, 2008	233,522,002	23,352	68,148		91,500
Common stock issued for services – May 21, 2008	5,783,332	578	82,755	—	83,333
Common stock issued for services – October 23, 2008	12,000,000	1,200	238,800	—	240,000
Common stock issued on conversion of promissory note – November 1, 2008	1,344,972	134	18,866	—	19,000
Common stock issued for subscription agreements – various dates	6,425,918	644	356,131	—	356,775
Reclassification to mezzanine equity	—	—	(64,500)	—	(64,500)
Funds received no shares issued – December 3, 2008	—	—	25,000	—	25,000
Net loss	—	—	—	(970,794)	(970,794)

Balance, December 31,2008	276,609,557	$27,661	$1,346,640	$(1,258,452)	$115,849

The Accompanying Notes Are an Integral Part of these Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”) was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is the exploration and recovery of an underwater shipwreck. The Company’s year-end is December 31.

The Company is in the development stage and the Company’s activities during the development stage include developing a business plan and raising capital.

On June 4, 2008, Seafarer Exploration, Inc (“Seafarer Inc.”) merged with Organetix, Inc. (“Organetix”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of Seafarer Inc.’s common shares for 131,243,235 of Organetix post-merger common shares. Considering that Seafarer Inc.’s former stockholders now control the majority of Organetix’ outstanding voting common stock, Seafarer Inc.’s management has actual operational control of Organetix and Organetix has effectively succeeded its otherwise minimal operations to Seafarer Inc.’s operations, Seafarer Inc. is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered, and accounted for as a capital transaction in substance; it is equivalent to the issuance of Seafarer Inc.’s common stock for the net monetary assets of Organetix, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. However, on the date of the merger, Organetix was a blank-check public shell company and had no assets and no liabilities. Consolidated financial statements presented herein and subsequent to the merger reflect the consolidated financial assets and liabilities and operations of Seafarer Inc., at their historical costs, giving effect to the recapitalization, as if it had been Organetix during the periods presented.

On July 17, 2008, we changed our name from Organetix, Inc. to Seafarer Exploration Corp. During 2008, we changed our year end from April 30 to December 31.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses of $1,259,736 since inception. We expect to expend our available cash in less than one month from May 5, 2009 based on our historical rate of expenditures. Management's plans include raising capital through the equity markets to fund operations, and the generating of revenue through its business.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 2 - GOING CONCERN - continued

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the fiscal years ended December 31, 2008 and April 30, 2008, the Company did not report any revenues.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding during the fiscal years ended December 31, 2008 and April 30, 2008.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting SFAS 157 as of January 1, 2008 was not significant to the Company’s financial statements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments - continued

Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Income Taxes
The Company provides for federal and state income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Fixed Assets and Depreciation
Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets. Currently our only asset is a diving vessel, which we purchased for $325,000 during 2008 and is being depreciated over a 10 year useful life.

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There was no impairment charges recorded during each of the years ended December 31, 2008 and April 30, 2008.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation
In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, SFAS 123(R) was applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. As of December 31, 2008, the Company has not implemented a stock based compensation plan.

Non-Employee Stock Based Compensation
The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by SFAS No. 123R, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Convertible Notes Payable
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.”  As of December 31, 2008 all of the Company’s convertible notes payable were classified as conventional instruments.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments". Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of December 31, 2008, none of the Company’s convertible notes payable included a beneficial conversion option.

Recent Accounting Pronouncements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in -Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes that adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which amends SFA 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. The Company has deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP 157-2. The Company is currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on the consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS 161 will have a material impact on its results of operations, cash flows or financial condition.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the respective periods are as follows:

	December 31, 2008	April 30, 2008
Net income available to common shareholders	$(970,794)	$(282,364)

Weighted average shares outstanding:
Basic and diluted	262,970,299	174,643,542

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Common Stock
The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At December 31, 2008 the Company had issued and outstanding 3,966,668 common shares for total proceeds of $64,500 that are subject to a repricing feature guaranteeing the shareholders a minimum value of $0.015 to $0.020 per share. The repricing feature extends through the date upon which all registration restrictions expire and is based upon the trading market value on that date. Due to the fact that the number of shares required to settle this minimum value guaranty will not be known until the registration restrictions have expired, the Company cannot guarantee with certainty that it will have enough authorized shares to settle these agreements. Accordingly, these shares have been accounted for in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities. Pursuant to this guidance, the shares subject to the anti-dilution protection require classification as mezzanine equity until such time as the repricing feature expires.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2008	2008
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation Allowance
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2008, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of ($1,258,452) that is available to offset future taxable income if any in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service, if any.  Management has considered the Company's operating losses incurred to date, and believes that a full valuation allowance against its deferred tax assets is required as of December 31, 2008 and April 30, 2008.

NOTE 7 – LEASE OBLIGATION

The Company has an operating lease for its office space located in Tampa, Florida. The term of the lease agreement commenced on October 1, 2008 and expires on March 31, 2010. For the Year Ending December 31, 2008 the rental expense including taxes was $3,853 and the Company also paid a security deposit in the amount of $1,284.  Future minimum rental payments, including taxes, required under the non-cancelable operating lease are as follows:

For the Year Ending December 31,
2009 - $15,410.64
2010 - $3,852.66

NOTE 8 – NOTES PAYABLE

Convertible Notes Payable

At December 31, 2008 and April 30, 2008, respectively, the Company had $105,000 and $64,000 in convertible promissory notes outstanding, of which $15,000 was outstanding to related parties at December 31, 2008 and April 30, 2008. The notes pay interest at 6% and are convertible at the option of the lenders into common stock at $0.10 per share. The notes are payable between September 1, 2008 through June 1, 2009 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company. All of these notes were issued prior to the June 2008 merger discussed in Note 1. These notes are currently in default due to non-payment of principal and interest.

Payable – related parties
At December 31, 2008, the Company has three promissory notes outstanding totaling $36,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible. These notes are currently in default due to non-payment principal and interest.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 9 - NOTES RECEIVABLE

At December 31, 2008, the Company was owed a principal amount of $175,000 from Blue Water Ventures of Key West, Inc., a corporation. The notes pay interest at a rate of 4.5% per annum with interest due and payable when the notes mature. All three of the notes matured on December 31, 2008. As of April 27, 2009 Seafarer has received $120,000 in repayment of the money owed to the Company by Blue Water Ventures of Key West, Inc. and the Company believes that the entire principal amount of the notes receivable is collectible.

NOTE 10 – DIVISON OF ARTIFACTS AND TREASURE

The Company must split any artifacts or treasure that it successfully recovers from the Juno Beach shipwreck site with the State of Florida and Tulco Resources, Ltd. The division of artifacts and treasure will be:

20% to the State of Florida
40% to Tulco Resources, Ltd.
40% to the Company

More specifically the State of Florida has the right to select up to 20% of the total value of recovered artifacts and treasure for the State's museum collection. After the State of Florida has selected those artifacts and treasure that it feels will complement its collection then the Company and Tulco, Resources, Ltd. will split the remaining artifacts and treasure equally.

NOTE 11 – LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

NOTE 12 – MATERIAL AGREEMENTS

Consulting Agreement

On June 23, 2008 the Company entered into a consulting agreement with an individual. Under the terms of the agreement the individual was going to provide the Company with various business development, mergers and acquisitions and business strategy consulting services at the direction of the Company’s Chief Executive Officer. In consideration for performing the consulting services the Company agreed to pay the individual 1,000,000 shares of its common stock. The agreement states that the stock consideration was to be considered earned as of the execution of the agreement. To the best of the Company’s knowledge the individual never performed any services on behalf of the Company. The Company has not issued any shares to the individual under the agreement and no expense has been recorded through December 31, 2008.

Cancellation of Purchase and Sale Agreement

The purchase and sale agreement that was previously executed on July 2, 2008 by and between Sinclair Educational Archaeological Research Expeditions, Inc. (“SeaRex, Inc.”), James J. Sinclair, Vanessa E. Friedman, and the Company was cancelled on December 9, 2008 by written consent of all of the parties to the agreement.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 12 – MATERIAL AGREEMENTS - continued

New Purchase and Sale Agreement with SeaRex, Inc.

On December 10, 2008, the Company entered into a new purchase and sale agreement with Sinclair Educational Archaeological Research Expeditions, Inc. (“SeaRex, Inc.”) to acquire the DaVinci Research Materials. The DaVinci Research Materials purportedly contain information as to the theoretical location of a deepwater shipwreck site which has been named the “DaVinci Project”. As used in the agreement with SeaRex, Inc. the DaVinci Research Materials refers to any and all of the documents, data, records, reports, maps, compilations, computer models, writings and materials that are in any way related to the DaVinci Project that have been accumulated by SeaRex, Inc. any persons known to SeaRex, Inc. or any employees, contractors, consultants, officers, directors, agents, affiliates, or associates of SeaRex, Inc. Under the new agreement, the Company has agreed, in its sole discretion and if funds are available, to pay SeaRex, Inc. a fee of $250,000 less any funds previously paid to SeaRex, Inc. in exchange for the DaVinci Research Materials. SeaRex, Inc. acknowledged that it previously received $10,000 from Seafarer towards the purchase of the DaVinci Research Materials. According to the agreement, the remaining fees will be paid in the following increments; $10,000 was due upon execution of the Agreement; $30,000 was due by December 31, 2008 unless the parties mutually agree to extend the due date; $50,000 was due by February 15, 2009 unless the parties mutually agree to extend the due date; and $150,000 was be due by March 31, 2009 unless the parties mutually agree to extend the due date. In addition to the fees, Seafarer agreed to pay SeaRex fourteen percent (14%) of the net liquidated value of any items actually recovered from the DaVinci Project less any and all expenses incurred by Seafarer relating to the DaVinci Project (the “Contingent Fees”). The Contingent Fees will be paid to SeaRex, Inc. at the time that Seafarer actually receives funds. The agreement further states that Seafarer will have exclusive rights to the DaVinci Research Materials during the term of the agreement. Additionally, if Seafarer does not pay SeaRex, Inc. the fees by the due dates described previoulsy, then SeaRex, Inc. in its sole discretion, may terminate the agreement by providing written notice to Seafarer. If SeaRex, Inc. terminates the agreement then it agrees that within five business days of providing written notice of termination it will pay back any and all funds that it has received from Seafarer. SeaRex, Inc. specifically acknowledges that if Seafarer does not pay the fees by any of the due dates described previously, then Seafarer will not have any further financial obligations whatsoever or owe any consideration or fees of any kind to SeaRex. As of December 31, 2008 Seafarer has paid a total of $20,000 to SeaRex, Inc. towards the purchase of the DaVinci Research Materials however the Company has not been able to raise the capital necessary to complete the purchase of the DaVinci Research Materials. Even if the Company is able to successfully obtain the DaVinci Research Materials then there will be a significant amount of additional capital required to actually to both pinpoint the exact location of the DaVinci Project shipwreck and/or conduct recovery operations. At this time the Company does not have any formal plans to raise the capital that will be necessary locate, explore and recover the deepwater shipwreck.

NOTE 12 – RELATED PARTY TRANSACTIONS

On July 23, 2007 Seafarer entered into a convertible promissory note in the amount of $15,000 with Pelle Ojasu, a director of the Company.   The note is convertible to common stock at $0.10 per share, is secured by substantially all the assets of the company and bears interest at a rate of 6%.  The note was due September 30, 2008 but remains outstanding at December 31, 2008. The note is currently in default due to non-payment of principal and interest.

On September 9, 2008 Seafarer entered into a promissory note agreement in the amount of $9,000 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on September 9, 2009.

On September 29, 2008 Seafarer entered into a promissory note agreement in the amount of $12,500 with a corporation. Seafarer’s CEO is a Director of the corporation. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on September 29, 2009.

On October 24, 2008 Seafarer entered into a promissory note agreement in the amount of $6,500 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on October 24, 2009. The principal amount of the note was repaid in December 2008.

On October 27, 2008 Seafarer entered into a promissory note agreement in the amount of $15,000 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on October 27, 2009.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008 the Company has received $120,000 from Blue Water Ventures of Key West, Inc. in partial repayment of the money owed by Blue Water Ventures of Key West, Inc. to Seafarer.

Subsequent to December 31, 2008 the Company has received $47,500 from the issuance of common stock under subscription agreements.

Subsequent to December 31, 2008 the Company has received $46,500 in proceeds from convertible promissory notes and loans.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 17, 2009 we dismissed Meyler & Company, LLC (“Meyler”) as our principal independent registered accountants and appointed Cross Fernandez & Riley, LLP as our new principal independent registered accountants. There were no disagreements between the Company and Meyler regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The information required by Item 304 of Regulation S-K with respect to the change in our independent accountants was provided in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2009 and Current Report on Form8-KA filed with the Securities and Exchange Commission on April 28, 2009.

Item 9A(T). Controls and Procedures.

Management’s responsibility for controls and procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2008.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9A(T). Controls and Procedures - continued

Internal Control Over Financial Reporting

Management did not use a formal framework to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting since, in the view of management, comparison with a formal framework was unwarranted because of (i) the small size of the Company’s current operations and (ii) the Company’s executive management structure (consisting of only the Company’s principal executive officer and principal financial officer) which enables management to be aware of all transactions.

The company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

* The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

* We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the managements view that to have audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements.

* We have not achieved an optimal segregation of duties for executive officers of the Company.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including possibly the following remedial measures:

*Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company's financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors to consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

*Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Item 9A(T). Controls and Procedures - continued

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting - continued

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The Company has not made any change in our internal control over financial reporting during the transition period ended December 31, 2008.

Item 9B. Other Information.

Environmental Permits/Agreement

In December of 2008 Seafarer obtained environmental permits related to the exploration and salvage of the Juno Beach shipwreck from the Department of the Army/Corp. of Engineers and the Florida Department of Environmental Protection (“DEP”). Seafarer also entered into an agreement with the Florida Sovereign Submerged Land Trust (“FSSLT”). The permit from the Department of the Army/Corp. of Engineers is conditionally effective until December 10, 2013. The permit from the Florida DEP is conditionally effective until December 15, 2013. The agreement with the FSSLT is conditionally in effect until December 22, 2013.

Cancellation of Purchase and Sale Agreement

The purchase and sale agreement that was previously executed on July 2, 2008 by and between Sinclair Educational Archaeological Research Expeditions, Inc. (“SeaRex, Inc.”), James J. Sinclair, Vanessa E. Friedman, and the Company was cancelled on December 9, 2008 by written consent of all of the parties to the agreement.

New Purchase and Sale Agreement

On December 10, 2008, the Company entered into a new purchase and sale agreement with Sinclair Educational Archaeological Research Expeditions, Inc. (“SeaRex, Inc.”) to acquire the DaVinci Research Materials. The DaVinci Research Materials purportedly contain information as to the theoretical location of a deepwater shipwreck site which has been named the “DaVinci Project”. As used in the agreement with SeaRex, Inc. the DaVinci Research Materials refers to any and all of the documents, data, records, reports, maps, compilations, computer models, writings and materials that are in any way related to the DaVinci Project that have been accumulated by SeaRex, Inc. any persons known to SeaRex, Inc. or any employees, contractors, consultants, officers, directors, agents, affiliates, or associates of SeaRex, Inc. Under the new agreement, the Company has agreed, in its sole discretion and if funds are available, to pay SeaRex, Inc. a fee of $250,000 less any funds previously paid to SeaRex, Inc. in exchange for the DaVinci Research Materials. SeaRex, Inc. acknowledged that it previously received $10,000 from Seafarer towards the purchase of the DaVinci Research Materials. According to the agreement, the remaining fees will be paid in the following increments; $10,000 was due upon execution of the Agreement; $30,000 was due by December 31, 2008 unless the parties mutually agree to extend the due date; $50,000 was due by February 15, 2009 unless the parties mutually agree to extend the due date; and $150,000 was be due by March 31, 2009 unless the parties mutually agree to extend the due date. In addition to the fees, Seafarer agreed to pay SeaRex fourteen percent (14%) of the net liquidated value of any items actually recovered from the DaVinci Project less any and all expenses incurred by Seafarer relating to the DaVinci Project (the “Contingent Fees”). The Contingent Fees will be paid to SeaRex, Inc. at the time that Seafarer actually receives funds. The agreement further states that Seafarer will have exclusive rights to the DaVinci Research Materials during the term of the agreement. Additionally, if Seafarer does not pay SeaRex, Inc. the fees by the due dates described previously, then SeaRex, Inc. in its sole discretion, may terminate the agreement by providing written notice to Seafarer. If SeaRex, Inc. terminates the agreement then it agrees that within five business days of providing written notice of termination it will pay back any and all funds that it has received from Seafarer. SeaRex, Inc. specifically acknowledges that if Seafarer does not pay the fees by any of the due dates described previously, then Seafarer will not have any further financial obligations whatsoever or owe any consideration or fees of any kind to SeaRex. As of December 31, 2008 Seafarer has paid a total of $20,000 to SeaRex, Inc. towards the purchase of the DaVinci Research Materials however the Company has not been able to raise the capital necessary to complete the purchase of the DaVinci Research Materials. Even if the Company is able to successfully obtain the DaVinci Research Materials then there will be a significant amount of additional capital required to actually to both pinpoint the exact location of the DaVinci Project shipwreck and/or conduct recovery operations. At this time the Company does not have any formal plans to raise the capital that will be necessary locate, explore and recover the deepwater shipwreck.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	48	President, Chief Executive Officer, Chairman of the Board
Christopher Gilcher	38	Chief Financial Officer
Pelle Ojasu	39	Director
Mary Pecoraro*	43	Corporate Secretary

*Subsequent to December 31, 2008 Mary Pecoraro is no longer with the Company

Kyle Kennedy
President, Chief Executive Officer, Chairman of the Board

In 2001, Mr. Kennedy co-founded Spartan Group Holdings, Inc., a group of companies offering security sales and trading and investment banking services. In 2003, Mr. Kennedy was also one of the founders of Island Stock Transfer, a securities transfer and processing company with whom he is still associated. Prior experience includes: August 1995 to Present – President of Kennedy and Associates, Business Consultants; March 1998 to December 1998 – Vice President Corporate Finance, Palm State Equities, Inc.; January 1999 to September 1999 – Vice President Investment Banking, 1st American Investment Banking; September 1999 to May 2000 – President and Chief Executive Officer (“CEO”), Nowtrade Corp. Mr. Kennedy is a senior financial executive, CEO, and President, with over 28 years experience in the brokerage business. He has held the following licenses: Series 3,4,7,52,63, 24 and 55. He created, built and co-managed over $400 million in assets in money management with specific focus in equity analysis. Mr. Kennedy’s public company experience includes his position as Executive Vice President and ultimately, acting President, of a public holding company with four diverse operations entities. He performed the day to day operations of the company and management. He was directly responsible for the turnaround of this complex, diverse holding company and successfully developed and implemented a creditor workout plan negotiating with over 100 creditors, collection agencies, and attorneys.

Christopher Gilcher
Chief Financial Officer

Mr. Gilcher has worked with emerging growth companies in the areas of business and strategic planning, corporate finance, and corporate development. Mr. Gilcher is currently the President of Paladin Corporate Services, LLC, a company that provides corporate financial consulting and business and strategic planning services. Mr. Gilcher previously co-founded a technology transfer and commercialization firm and was a director of the firm and the firm’s Chief Financial Officer from 2005 to 2007. Mr. Gilcher holds an M.B.A. and a B.S. in Finance from the University of South Florida

Pelle Ojasu
Director

Pelle Ojasu is an entrepreneur and an active investor. Mr. Ojasu has been the managing member of Gateline, LLC since December of 2006. Gateline, LLC is a global shipping and logistics company. Mr. Ojasu has also been the principal of Speedwell Trade, Inc., a Swedish company, since January of 1997. Speedwell Trade, Inc. is an export company to Europe.

Mary Pecoraro
Corporate Secretary

Mrs. Pecoraro was the Administrative Officer/Executive Assistant for Renewable Energy Resources, Inc. (formerly Internal Hydro International, Inc.), an alternative energy company, since the inception of its predecessor company Internal Command International, Inc., in January 2001. She was appointed Secretary to the company by the Board of Directors in January 2006. She was responsible for the record keeping and issuances of all stock transactions within the company. Mrs. Pecoraro managed the financials on a daily basis and assisted in the budget planning. She played an integral role in assisting the CEO and CFO with the public filings of the company. Mrs. Pecoraro resigned as Secretary of Internal Hydro International, Inc. in April 2007 when she and her husband opened Regent Machine Products, Inc., a privately owned machine shop.

Item 10. Directors, Executive Officers and Corporate Governance -  continued

Family Relationships

There are no family relationships among our officers and directors.

Director Positions in Other Public Companies

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

Code of Conduct

As the Board of Directors only has two directors, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

Item 11. Executive Compensation.

Not applicable.

Summary Compensation Table

Name and Principal Position	Year End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Kyle Kennedy(1)	12/31/08	—	—	—	—	—	—	0	0
	04/30/08	—	—	—	—	—	—	25,000	25,000
Christopher Gilcher(2)	12/31/08	37,000	2,000	—	—	—	—	0	39,000
	04/30/08	—	—	—	—	—	—	0	0
Pelle Ojasu(3)	12/31/08	—	—	240,000	—	—	—	20,000	260,000
	04/30/08	—	—	—	—	—	—	0	0
Mary Pecoraro(4)*	12/31/08	19,741	500	—	—	—	—	0	20,241
	04/30/08	—	—	—	—	—	—	0	0
*Subsequent to December 31, 2008 Mary Pecoraro is no longer with the Company.

Item 11. Executive Compensation - continued

(1)
Mr. Kennedy does not receive a salary from the Company. The Company provided Mr. Kennedy with a one-time payment of $25,000 during the twelve month period ended April 30, 2008 for his efforts in the development and growth of the Company since its inception. The Company provides Mr. Kennedy with expense advances and Mr. Kennedy is reimbursed for expenses that he incurs on behalf of the Company.

(2)
In 2008 the Company agreed to pay Mr. Gilcher a minimum of $5,000 per month plus expenses to perform duties as the Company’s Chief Financial Officer and Mr. Gilcher is reimbursed for expenses that he incurs on behalf of the Company.

(3)
For the period ending December 31, 2008 the Company paid Mr. Ojasu a payment of $20,000 and 12,000,000 restricted shares of the Company’s common stock for his efforts and involvement in the development and growth of the Company since its inception.

(4)
In 2008 the Company verbally agreed to pay Ms. Pecoraro a fee of $3,800 per month to perform duties as the Company’s Corporate Secretary as well as to provide administrative, accounting and secretarial consulting services.

Executive Compensation

All compensation paid to executives for the period year ending December 31, 2008 is reflected in the Summary Compensation Table.

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors for the period year ending December 31, 2008 is reflected in the Summary Compensation Table.

Employment Agreements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding beneficial ownership of our capital stock as of the date hereof by (i) each person whom we know to beneficially own more than five percent (5%) of any class of our common stock, (ii) each of our directors, (iii) each of the executive officers and (iv) all our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 500,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2008, there were 276,609,557 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of December 31, 2008, there were no shares of preferred stock issued and outstanding.

This table reflects shares that were issued and outstanding as of December 31, 2008.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percentage of Common Shares Beneficially Owned(2)
Kyle Kennedy	37,035,000(3)	13.39%
Pelle Ojasu	9,940,765(4)	3.59%
Christopher Gilcher	0	0.00%
Mary Pecoraro*	208,200	0.08%
All directors and officers as a group (4 persons)	47,183,965	17.06%
Credo Argentarius, LLC	34,700,000(3)	12.54%

*Subsequent to December 31, 2008 Mary Pecoraro is no longer with the Company.
(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp.
(2)	Percentages are based on 276,609,557 shares of common stock outstanding at December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - continued

(3)
For the purposes of this table the share amounts being shown as beneficially owned by Mr. Kennedy includes 34,700,000 shares legally owned by Credo Argentarius, LLC (“Credo”) even though Mr. Kennedy’s wife legally owns 100% of Credo (Credo’s mailing address is 18829 Rue Loire, Lutz, FL 33558), 1,094,000 shares legally owned by Mr. Kennedy’s daughter, 694,000 shares legally owned by Mr. Kennedy’s daughter, 347,000 shares legally owned by Mr. Kennedy’s father, and 200,000 shares legally owned by Mr. Kennedy’s daughter.

(4)
Consists of 8,305,920 shares owned by Pelle Ojasu. For the purposes of this table the share amounts being shown as beneficially owned by Mr. Ojasu also includes 1,434,845 shares legally owned by Mr. Ojasu’s brother, and 200,000 shares legally owned by Mr. Ojasu’s daughter.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 23, 2007 Seafarer entered into a convertible promissory note in the amount of $15,000 with Pelle Ojasu, a director of the Company.   The note is convertible to common stock at $0.10 per share, is secured by substantially all the assets of the company and bears interest at a rate of 6%.  The note was due September 30, 2008 but remains outstanding at December 31, 2008.

On September 9, 2008 Seafarer entered into a promissory note agreement in the amount of $9,000 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on September 9, 2009.

On September 29, 2008 Seafarer entered into a promissory note agreement in the amount of $12,500 with a corporation. Seafarer’s CEO is a Director and a co-founder of the corporation. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on September 29, 2009.

On October 24, 2008 Seafarer entered into a promissory note agreement in the amount of $6,500 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on October 24, 2009. The principal amount of the note was repaid in December 2008.

On October 27, 2008 Seafarer entered into a promissory note agreement in the amount of $15,000 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on October 27, 2009.

We did not enter into any transactions with our directors and executive officers in 2008 other than as disclosed above and as of December 31, 2008 none are proposed.

Item 14. Principal Accounting Fees and Services.

Audit Related Fees

For the Company’s fiscal year ended December 31, 2008 the Company paid fees of $31,500 for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal year ended December 31, 2008 the Company was not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

PART IV

Item 15. Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1
Form of Share Exchange Agreement dated June 4, 2008 by and among Organetix, Inc., Seafarer Exploration, Inc. and each of the shareholders of Seafarer Exploration incorporated by reference to Form 8-K filed with the Commission on June 10, 2008.

(3)	Articles of Incorporation and By-laws

3.1
Amended and Restated Certificate of Incorporation of Organetix, Inc. incorporated by reference to Organetix, Inc.’s Schedule 14C Definitive Information Statement filed with the Commission on May 6, 2008.

3.2
Certificate of Amendment to the Certificate of Incorporation to merge Seafarer Exploration Corp., a wholly-owned subsidiary of the Company into the Company with the Secretary of State of the State of Delaware.  Pursuant to the Certificate of Amendment, the Company’s Articles of Incorporation were amended to change its name from Organetix, Inc. to Seafarer Exploration Corp. dated July 17, 2008, incorporated by reference to Form 8-K filed with the Commission on July 24, 2008.

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 10, 2008.

10.2	Consulting Agreement by and between Chris Davis and Organetix, Inc. dated June 23, 2008. Filed with this Form 10-K.

10.3
Purchase and Sale Agreement by and between Sinclair Educational Archaeological Research Expeditions, Inc., Vanessa E. Friedman, James J. Sinclair and Seafarer Exploration, Inc. ("Buyer") dated July 2, 2008, incorporated by reference to Form 10-Q for the period ending September 30, 2008 filed with the Commission on November 14, 2008.

10.4
Agreement Regarding Research and Recovery of Archaeological Material Between Florida Division of Historical Resources and Tulco Resources, Ltd. and Seafarer Exploration Corp. dated November 4, 2008. Filed with this Form 10-K.

10.5
Cancellation Agreement by and between Sinclair Educational Archaeological Research Expeditions, Inc., Vanessa E. Friedman, James J. Sinclair and Seafarer Exploration, Inc. dated December 9, 2008.  Filed with this Form 10-K.

10.6	Purchase and Sale Agreement by and between Sinclair Educational Archaeological Research Expeditions, and Seafarer Exploration, Inc. dated December 10, 2008. Filed with this 10-K.

(31)	Section 302 Certification

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: May 8, 2009	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board