Form 10-Q
period 2009-03-31
SEAFARER EXPLORATION CORP
filed 2009-05-20
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number 000-29461

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14497 N. Dale Mabry Highway, Suite 209N, Tampa, 33618

(Address of principal executive offices)(Zip code)

(813) 448-3577

Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 14, 2009, there were 283,279,559 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2009
 TABLE OF CONTENTS

Part 1: Financial Information

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by Federal Securities law.

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$25,016	$474
Notes receivable	62,391	180,521
Deposits	21,284	21,284

Total current assets	108,691	202,279
Property and equipment — net	278,960	287,085

Total Assets	$387,651	$489,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$84,583	$167,415
Convertible Notes Payable, in default	40,000	90,000
Convertible Notes Payable – related parties, in default	30,000	15,000
Notes Payable – related parties, in default	36,500	36,500
Due to shareholders	13,600	100
Total current liabilities	204,683	309,015

Commitments and contingencies	—	—

Mezzanine equity – common stock, par value $0.0001	99,500	64,500

Stockholders’ equity:
Preferred stock, $0.0001 par value — 50,000,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value — 500,000,000 shares authorized; 282,446,224 and 276,609,557 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	28,244	27,661
Additional paid—in capital	1,396,057	1,346,640
Deficit accumulated during the development stage	(1,340,833)	(1,258,452)
Total stockholders’ equity	83,468	115,849
Total Liabilities and Stockholders’ Equity	$387,651	$489,364

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 15,
			2007
	Three months ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
Revenue	$–	$–	$–

Expenses:
Consulting & contractor expenses	32,892	102,499	809,374
Vessel expenses	8,617	27,100	138,893
Professional fees	13,320	10,577	140,586
Travel & Entertainment	7,879	13,763	109,989
General and administrative expenses	6,306	4,048	66,590
Rent expense	6,348	369	28,573
Depreciation	8,125	8,125	46,040
Other Operating expenses	56	–	3,061
Total operating expenses	83,543	166,481	1,343,106
Loss from operations	(83,543)	(166,481)	(1,343,106)
Other income (expense)
Interest expense	(708)	(695)	(7,548)
Interest income	1,870	2,338	9,821
Total other income (expense)	1,162	1,643	2,273

Net loss	(82,381)	(164,838)	(1,340,833)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	277,627,742	248,334,658

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Three months ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,381)	$(164,838)	$(1,340,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,125	8,125	46,040
Stock issued for services	–	–	323,333

Changes in operating assets and liabilities:
Deposits	–	–	(21,284)
Accounts payable and accrued liabilities	(82,832)	895	84,583
Net cash used in operating activities	(157,088)	(155,818)	(908,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	118,130	–	(62,391)
Acquisition of equipment	–	(325,000)	(325,000)
Net cash (used in) provided by investing activities	118,130	(325,000)	(387,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	35,000	613,100	1,131,468
Due to Organetix, Inc.	–	91,500	–
Proceeds from the issuance of notes	–	–	36,500
Due to shareholders	13,500	100	13,600
Proceeds from the issuance of convertible notes	15,000	–	139,000
Net cash provided by financing activities	63,500	704,600	1,320,56800

NET INCREASE IN CASH	24,542	223,782	25,016
CASH, BEGINNING OF PERIOD	474	6,717	–
CASH, END OF PERIOD	$25,016	$230,499	$25,016

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$–	$–	$91,500
Convertible debt converted to common stock	50,000	–	69,000

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements of Seafarer Exploration Corp. are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Transition Report on Form 10-K for the eight months ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009 or for any future period.

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”) is incorporated in the State of Delaware.

The principal business of the Company is the exploration and recovery of an underwater shipwreck. The Company has not generated revenues and is therefore considered a development stage company. The Company’s year-end is December 31.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses of $1,340,833 since inception. We expect to expend our available cash in less than one month based on our historical rate of expenditures. Management's plans include raising capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Cash
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.   Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the quarters ended March 31, 2009 and 2008, there were 4,819,444 and 4,444,444 potentially dilutive common shares outstanding that were not included in dilutive loss per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s notes payable and convertible notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On January 1, 2009, the Company applied FAS No. 157, “Fair Value Measurements” (FAS 157), for all non-financial assets and liabilities measured at fair value on a non-recurring basis in accordance with FASB Staff Position (FSP) FAS 157-2, “Effective Date of FAS 157” (FSP 157-2), which postponed the effective date of FAS 157 for those assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company is January 1, 2009. The application of FSP 157-2 did not have an impact on the Company’s financial position or results of operations.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment
Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets. Currently our only asset is a diving vessel, which we purchased for $325,000 during 2008 and is being depreciated over a 10 year useful life.

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There was no impairment charges recorded during each of the quarters ended March 31, 2009 or 2008.

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

Convertible Notes Payable
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.”  As of March 31, 2009 all of the Company’s convertible notes payable were classified as conventional instruments.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments". Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of March 31, 2009, none of the Company’s convertible notes payable included a beneficial conversion option.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim reporting of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance in determining whether a debt security is other-than-temporarily impaired and expands the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of each of these FSPs is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 5 – CAPITAL STOCK

Common Stock
The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At March 31, 2009 and December 31, 2008, respectively, the Company had issued 6,333,335 and 3,966,668 common shares subject to anti-dilution protection guaranteeing the shareholders a minimum value of $0.015 to $0.020 per share. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. Due to the fact that the number of shares required to settle this minimum value guaranty will not be known until the registration restrictions have expired, the Company cannot guarantee with certainty that it will have enough authorized shares to settle these agreements. Accordingly, these shares have been accounted for in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities. Pursuant to this guidance, the shares subject to the anti-dilution protection require classification as mezzanine equity until such time as this anti-dilution feature expires.

During the quarter ended March 31, 2009, the holder of a $50,000 convertible note payable converted his note payable into 3,470,000 common shares.  Also during the quarter ended March 31, 2009, the company issued 2,366,667 shares of common stock for $35,000 cash.

NOTE 6 – NOTES PAYABLE

Convertible Notes Payable, in default

At March 31, 2009 and December 31, 2008, respectively, the Company had $70,000 and $105,000 in convertible promissory notes outstanding. A portion of the notes totaling $55,000 (of which $15,000 are due to related parties) pay interest at 6% and are convertible at the option of the lenders into common stock at $0.144 per share. The notes are payable between September 1, 2008 through June 1, 2009 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company. All of these notes were issued prior to the June 2008 merger discussed in Note 1. These notes are currently in default due to non-payment of principal and interest.

Two other notes were issued during the three months ended March 31, 2009, one in the amount of $10,000 and another in the amount of $5,000, totalling$15,000. The Company entered into these note agreements with two separate individuals related to the Company’s CEO. These notes pay interest at 10% per year and are convertible at the option of the lenders into common stock at $0.015 per share.  Both of these notes are payable in January 2010 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  These convertible promissory notes are currently in default due to non-payment of principal and interest.

Notes payable – related parties, in default

At March 31, 2009 and December 31, 2008, the Company has three promissory notes outstanding totaling $56,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible. These notes are currently in default due to non-payment of principle and interest.

NOTE 7 - NOTES RECEIVABLE

At March 31, 2009 and December 31, 2008, respectively, the Company was owed principal and interest of $62,391and $180,521 from Blue Water Ventures of Key West, Inc., a corporation. The notes pay interest at a rate of 4.5% per annum with interest due and payable when the notes mature. All three of the notes matured on December 31, 2008. As of May 15, 2009 Seafarer has received $120,000 in repayment of the money owed to the Company by Blue Water Ventures of Key West, Inc. and the Company believes that the entire principal amount of the notes receivable is collectible.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – DIVISON OF ARTIFACTS AND TREASURE

The Company must split any artifacts or treasure that it successfully recovers from the Juno Beach shipwreck site with the State of Florida and Tulco Resources, Ltd. The division of artifacts and treasure will be:

•	20% to the State of Florida
•	40% to Tulco Resources, Ltd.
•	40% to the Company

More specifically the State of Florida has the right to select up to 20% of the total value of recovered artifacts and treasure for the State's museum collection. After the State of Florida has selected those artifacts and treasure that it feels will complement its collection then the Company and Tulco, Resources, Ltd. will split the remaining artifacts and treasure equally.

NOTE 9 – LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

NOTE 10 – MATERIAL AGREEMENTS

Purchase and Sale Agreement with SeaRex, Inc.

The purchase and sale agreement that was previously executed on July 2, 2008 by and between Sinclair Educational Archaeological Research Expeditions, Inc. (“SeaRex, Inc.”), James J. Sinclair, Vanessa E. Friedman, and the Company was cancelled on December 9, 2008 by written consent of all of the parties to the agreement.

On December 10, 2008, the Company entered into a new purchase and sale agreement with SeaRex, Inc. to acquire the DaVinci Research Materials. The DaVinci Research Materials purportedly contain information as to the theoretical location of a deepwater shipwreck site which has been named the “DaVinci Project”. As used in the agreement with SeaRex, Inc. the DaVinci Research Materials refers to any and all of the documents, data, records, reports, maps, compilations, computer models, writings and materials that are in any way related to the DaVinci Project that have been accumulated by SeaRex, Inc. any persons known to SeaRex, Inc. or any employees, contractors, consultants, officers, directors, agents, affiliates, or associates of SeaRex, Inc. Under the new agreement, the Company has agreed, in its sole discretion and if funds are available, to pay SeaRex, Inc. a fee of $250,000 less any funds previously paid to SeaRex, Inc. in exchange for the DaVinci Research Materials. SeaRex, Inc. acknowledged that it previously received $10,000 from Seafarer towards the purchase of the DaVinci Research Materials. According to the agreement, the remaining fees will be paid in the following increments; $10,000 was due upon execution of the Agreement; $30,000 was due by December 31, 2008 unless the parties mutually agree to extend the due date; $50,000 was due by February 15, 2009 unless the parties mutually agree to extend the due date; and $150,000 was be due by March 31, 2009 unless the parties mutually agree to extend the due date. In addition to the fees, Seafarer agreed to pay SeaRex fourteen percent (14%) of the net liquidated value of any items actually recovered from the DaVinci Project less any and all expenses incurred by Seafarer relating to the DaVinci Project (the “Contingent Fees”). The Contingent Fees will be paid to SeaRex, Inc. at the time that Seafarer actually receives funds. The agreement further states that Seafarer will have exclusive rights to the DaVinci Research Materials during the term of the agreement. Additionally, if Seafarer does not pay SeaRex, Inc. the fees by the due dates described previoulsy, then SeaRex, Inc. in its sole discretion, may terminate the agreement by providing written notice to Seafarer. If SeaRex, Inc. terminates the agreement then it agrees that within five business days of providing written notice of termination it will pay back any and all funds that it has received from Seafarer. SeaRex, Inc. specifically acknowledges that if Seafarer does not pay the fees by any of the due dates described previously, then Seafarer will not have any further financial obligations whatsoever or owe any consideration or fees of any kind to SeaRex. As of March 31, 2009 Seafarer has paid a total of $20,000 to SeaRex, Inc. towards the purchase of the DaVinci Research Materials however the Company has not been able to raise the capital necessary to complete the purchase of the DaVinci Research Materials. Even if the Company is able to successfully obtain the DaVinci Research Materials then there will be a significant amount of additional capital required to actually to both pinpoint the exact location of the DaVinci Project shipwreck and/or conduct recovery operations. At this time the Company does not have any formal plans to raise the capital that will be necessary locate, explore and recover the deepwater shipwreck.

Consulting Agreement dated March 25, 2009

On March 25, 2009 the Company entered into a consulting agreement with a corporation. Under the terms of the agreement the corporation agreed to provide the Company with various financial consulting and investor relation services on a non-exclusive basis. In consideration for performing the services the Company agreed to provide the corporation a total of 2,000,000 restricted shares of its common stock. The agreement states that 1,000,000 shares of the Company’s restricted common stock were due and payable to the corporation within seven days of the execution of the agreement and an additional 1,000,000 shares of the Company’s restricted commons stock were due and payable to the corporation within sixty days of the execution of the agreement. As of May 15, 2009 the Company has not issued any shares to the corporation under the agreement.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

On July 23, 2007 Seafarer entered into a convertible promissory note in the amount of $15,000 with Pelle Ojasu, a director of the Company. The note is convertible to common stock at $0.10 per share, is secured by substantially all the assets of the company and bears interest at a rate of 6%.  The note was due September 30, 2008 but remains outstanding at March 31, 2009. The note is currently in default due to non-payment of principal and interest.

On September 9, 2008 Seafarer entered into a promissory note agreement in the amount of $9,000 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note was due and payable on September 9, 2009. The note is currently in default due to non-payment of interest.

On September 29, 2008 Seafarer entered into a promissory note agreement in the amount of $12,500 with a corporation. Seafarer’s CEO is a Director of the corporation. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on September 29, 2009. The note is currently in default due to non-payment of interest.

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

On January 7, 2009 Seafarer entered into a convertible promissory note in the amount of $5,000 with person who is related to the CEO of the Company.  The note is convertible to common stock at $0.015 per share, is secured by substantially all the assets of the company and bears interest at a rate of 10%.  The note is due on January 7, 2010. The note is currently in default due to non-payment of interest.

On January 9, 2009 Seafarer entered into a convertible promissory note in the amount of $10,000 with person who is related to the CEO of the Company.  The note is convertible to common stock at $0.015 per share, is secured by substantially all the assets of the company and bears interest at a rate of 10%.  The note is due on January 9, 2010. The note is currently in default due to non-payment of interest.

On various dates during the three month period ended March 31, 2009 a director of the Company, Pelle Ojasu, loaned the Company a total of $13,500,which is recorded as due to shareholders on the balance sheet. Mr. Ojasu also loaned the Company an additional $8,000 subsequent to March 31, 2009. The Company does not have a written loan agreement with Mr. Ojasu for these loans which total $21,500. These loans are not secured and the Company has verbally agreed to pay Mr. Ojasu a rate of 8% per year on the loaned funds and to repay the principal amount of the loans to him at a future date which has not yet been determined. As of March 31, 2009 the Company has not paid made any interest payments to Mr. Ojasu for these loans.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2009 the Company has received $12,500 from the issuance of common stock under subscription agreements.

Subsequent to March 31, 2009 the Company has received $18,000 in proceeds from loans.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements. The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results or actions may differ materially from these forward-looking statements for due to many factors and the success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital. Such factors include, among others, the following: our ability to continue as a going concern, general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-Q. This Item should be read in conjunction with the financial statements and related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

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

Overview

General

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

Plan of Operation

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

•
The Company completed the acquisition of Seafarer, and as a result we are no longer a shell company as defined in Rule 144(i) under the Securities Act of 1933.  As discussed in Note 1 to our condensed consolidated financial statements, the acquisition of Seafarer was characterized as a reverse-acquisition. Accordingly, the results of operations discussed in this Item 7, relate to the consolidated financial assets and liabilities and operations of Seafarer, Inc., not Organetix, during the periods being discussed.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued
Plan of Operation - continued

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

Limited Operating History

Previously, the Company devoted its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7 the Company has does not expect to report any significant revenue from operations for the foreseeable future.

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of March 31, 2009, the Company had a working capital deficit of ($95,992). The Company is in immediate need of further working capital and is seeking options with respect to financing in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives.  However, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while exploring and attempting to salvage artifacts from the Juno Beach shipwreck and establishing itself in the marketplace. We expect to expend our available cash in less than one month from May 15, 2009 based on our historical rate of expenditures. The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which have a material adverse effect on the Company’s business, operations, and financial results, as well as its ability to make payments on its debt obligations and the Company may be forced to cease its operations.

Results of Operations

Since February 5, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through March 31, 2009 are $1,340,833 of which $82,381 was incurred during the three month period ended March 31, 2009 and $164,838 was incurred during the three months period ended March 31, 2008. Our major expenses in both periods were for consulting and independent contractor expenses mostly related to fees for corporate development, management, accounting, and corporate communications services as well as for the personnel involved in the exploration and recovery efforts at the Juno Beach shipwreck site including the divers and archeologist. The decrease in expenses from the quarter ended March 31, 2009 to 2008 is due to a reduction in consulting and contractor expenses.

Liquidity and Capital Resources

As of March 31, 2009, we had cash on hand of $25,016. During the three month periods ended March 31, 2009 and from inception (February 5, 2007) to March 31, 2009, we incurred net losses of ($82,381) and ($1,340,833) respectively. We had a working capital deficit of ($95,992) as of March 31, 2009.

During the three month period ended March 31, 2009 Seafarer has funded operations through the receipt of $120,000 from Blue Water Ventures of Key West, Inc. in partial repayment of the money owed to the Company by Blue Water Ventures of Key West, Inc. The Company has received $35,000 from the issuance of common stock under subscription agreements, and Seafarer has received $28,500 in proceeds from convertible promissory notes and shareholder loans.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Liquidity and Capital Resources - continued

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from May 15, 2009 based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There are may be other risks and circumstances that management may be unable to predict.

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

Notes payable and convertible notes payable, in default

At March 31, 2009, the Company had a total of $70,000 in convertible promissory notes outstanding. A portion of the notes, totaling $55,000, pay interest at 6% and are convertible at the option of the lenders into common stock at $0.0144 per share. The notes totaling $55,000 are payable between September 1, 2008 through June 1, 2009 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company. These notes that total $55,000 in the aggregate were issued prior to the June 2008 merger discussed in Note 1. These convertible promissory notes are currently in default due to non-payment of principal and interest.

Two other notes were issued during the three months ended March 31, 2009, one in the amount of $10,000 and another in the amount of $5,000, totalling$15,000. The Company entered into these note agreements with two separate individuals related to the Company’s CEO. These notes pay interest at 10% per year and are convertible at the option of the lenders into common stock at $0.015 per share.  Both of these notes are payable in January 2010 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  These convertible promissory notes are currently in default due to non-payment of principal and interest.

At March 31, 2009, the Company also had three promissory notes outstanding totaling $56,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible. These notes are currently in default due to non-payment of principal and interest.

The Company does not have additional sources of debt financing to refinance its promissory notes that are currently in default.  If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for obligations arising under the secured notes. If the lenders foreclose on the assets of the Company the Company may be forced to cease its operations.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported herein. On an on-going basis, we evaluate our estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of March 31, 2009 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued
Recent Accounting Pronouncements - continued

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim reporting of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance in determining whether a debt security is other-than-temporarily impaired and expands the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of each of these FSPs is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2009.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are not effective because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2008.

Internal Control Over Financial Reporting

The company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008.

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

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that an audit committee, comprised of independent board members, and an independent financial expert is an important entity-level control over the Company's financial statements.

* We have not achieved an optimal segregation of duties for executive officers of the Company.

Item 4. Controls and Procedures - continued

Internal Control Over Financial Reporting  - continued

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has not made any change in our internal control over financial reporting during the three months ended March 31, 2009.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The total amount of capital raised from the sale of commons stock during the three month period ended March 31, 2009 was $35,000. The proceeds from the sale of commons stock was used for working capital.

The following table sets forth information about our unregistered sales of common stock during the three month period ended March 31, 2009:

Name of Purchaser	Number of Shares of Common Stock	Price	Relationship
Daniel Meisenheimer (1)	1,700,000	$25,000	Shareholder
David Gillespie (1)	333,333	$5,000	Shareholder
Jay and Mary Ann Kominsky (1)	200,000	$3,000	Shareholder
Sandra Colbert (1)	66,667	$1,000	Shareholder
Linda Hinds (1)	66,667	$1,000	Shareholder

1.	All purchasers provided cash in payment for the shares that they purchased from the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Items 5. Other Information

None.

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seafarer Exploration Corp.

Date: May 19, 2009	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board