Form 10-Q
period 2009-06-30
SEAFARER EXPLORATION CORP
filed 2009-08-19
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes ☐ No ☑

As of August 17, 2009, there were 308,748,288 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2009

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$42,161	$474
Notes receivable	63,172	180,521
Deposits	24,284	21,284

Total current assets	129,617	202,279
Property and equipment — net	270,835	287,085

Total Assets	$400,452	$489,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$138,113	$167,415
Convertible Notes Payable, in default	40,000	90,000
Convertible Notes Payable – related parties, in default	30,000	15,000
Notes Payable – related parties, in default	26,500	36,500
Notes Payable – in default	10,000	—
Due to shareholders	21,600	100
Total current liabilities	266,213	309,015

Commitments and contingencies	—	—

Mezzanine equity – common stock, par value $0.0001	99,500	64,500

Stockholders’ equity:
Preferred stock, $0.0001 par value — 50,000,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value — 500,000,000 shares authorized; 304,455,891 and 276,609,557 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	30,445	27,661
Additional paid—in capital	1,849,601	1,346,640
Deficit accumulated during the development stage	(1,845,307)	(1,258,452)
Total stockholders’ equity	34,739	115,849
Total Liabilities and Stockholders’ Equity	$400,452	$489,364

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2009	2008
Revenue	$–	$–

Expenses:
Consulting & contractor expenses	421,094	157,905
Vessel expenses	26,402	54,503
Professional fees	9,789	53,500
Travel & Entertainment	16,088	37,452
General and administrative expenses	14,979	38,679
Rent expense	1,601	--
Depreciation	8,125	5,416
Other Operating expenses	4,165	–
Total operating expenses	502,243	347,455
Loss from operations	(502,243)	(347,455)
Other income (expense)
Interest expense	(3,013)	(74)
Interest income	782	1,605
Total other income (expense)	(2,231)	1,531

Net loss	(504,474)	(345,924)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	291,525,069	253,823,001

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 15,
			2007
	Six months ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009
Revenue	$-	$-	$-

Expenses:
Consulting & contractor expenses	453,986	258,498	1,230,468
Vessel expenses	35,019	81,801	165,295
Professional fees	23,109	68,577	150,376
Travel & Entertainment	23,968	51,214	126,078
General and administrative expenses	21,286	43,887	81,569
Rent expense	7,948		30,173
Depreciation	16,250	21,666	54,165
Other Operating expenses	4,221	–	7,225
Total operating expenses	585,444	525,643	1,845,349
Loss from operations	(585,786)	(525,643)	(1,845,349)
Other income (expense)
Interest expense	(3,720)	(2,411)	(10,560)
Interest income	2,651	2,300	10,602
Total other income (expense)	(1,069)	(111)	42

Net loss	(586,855)	(525,754)	(1,845,307)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	284,614,796	251,078,829

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Six months ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(586,855)	$(525,754)	$(1,845,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,250	21,666	54,165
Stock issued for services	315,000	–	638,333
Changes in operating assets and liabilities:
Deposits and other Receivables	(3,000)	(5,000)	(24,284)
Accounts payable and accrued liabilities	(29,302)	49,557	138,113
Net cash used in operating activities	(287,907)	(459,531)	(1,038,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable	117,349	–	111,828
Issuance of notes receivable	–	(175,000)	(175,000)
Acquisition of equipment	–	(325,000)	(325,000)
Net cash (used in) provided by investing activities	117,349	(500,000)	(388,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	175,745	918,662	1,272,213
Payments towards notes payable	(10,000)	–	(10,000)
Proceeds from the issuance of notes payable	10,000	60,000	46,500
Due to shareholders	21,500	100	21,600
Proceeds from the issuance of convertible notes	15,000	–	139,000
Net cash provided by financing activities	212,245	978,762	1,469,313

NET INCREASE IN CASH	41,687	19,231	42,161
CASH, BEGINNING OF PERIOD	474	6,717	–
CASH, END OF PERIOD	$42,161	$25,948	$42,161

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$–	$–	$91,500
Convertible debt converted to common stock	$50,000	–	69,000

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Transition Report on Form 10-K for the eight months ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009 or for any future period.

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (“Seafarer” or the “Company”) is incorporated in the State of Delaware.

The principal business of the Company is the exploration and recovery of a potential historic shipwreck site. The Company has not generated revenues and is therefore considered a development stage company. The Company’s year-end is December 31.

On June 4, 2008, Seafarer Exploration, Inc (“Seafarer Inc.”) merged with Organetix, Inc. (“Organetix”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of Seafarer Inc.’s common shares for 131,243,235 of Organetix post-merger common shares. Considering that Seafarer Inc.’s former stockholders now control the majority of Organetix’ outstanding voting common stock, Seafarer Inc.’s management has actual operational control of Organetix and Organetix has effectively succeeded its otherwise minimal operations to Seafarer Inc.’s operations, Seafarer Inc. is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered, and accounted for as a capital transaction in substance; it is equivalent to the issuance of Seafarer Inc.’s common stock for the net monetary assets of Organetix, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. However, on the date of the merger, Organetix was a public shell company and had no assets and no liabilities. Consolidated financial statements presented herein and subsequent to the merger reflect the consolidated financial assets and liabilities and operations of Seafarer Inc., at their historical costs, giving effect to the recapitalization, as if it had been Organetix during the periods presented.

On July 17, 2008, we changed our name from Organetix, Inc. to Seafarer Exploration Corp. During 2008, we changed our year end from April 30 to December 31.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses of $1,845,307 since inception. We expect to expend our available cash in less than one month based on our historical rate of expenditures. Management's plans include raising capital through the equity markets to fund operations, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt instruments. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the quarters ended June 30, 2009 and 2008, there were 4,666,667 and 7,000,000 potentially dilutive common shares outstanding that were not included in dilutive loss per share.

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

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There was no impairment charges recorded during the six months ended June 30, 2009 or 2008.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Non-Employee Stock Based Compensation
The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by SFAS No. 123R, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The Company recorded $315,000 in stock based compensation resulting from the issuance of 12,600,000 restricted common shares during the six month period ending June 30, 2009. These shares were issued in exchange for executive, accounting, archeological, diving operations and administrative consulting services.

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

Convertible Notes Payable
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.”  As of June 30, 2009 all of the Company’s convertible notes payable were classified as conventional instruments.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments". Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of June 30, 2009, none of the Company’s convertible notes payable included a beneficial conversion option.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – CAPITAL STOCK

Common Stock
The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At June 30, 2009 and December 31, 2008, respectively, the Company had issued and outstanding 6,333,335 and 3,966,668 common shares subject to anti-dilution protection guaranteeing the shareholders a minimum value of $0.015 to $0.020 per share. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. Due to the fact that the number of shares required to settle this minimum value guaranty will not be known until the registration restrictions have expired, the Company cannot guarantee with certainty that it will have enough authorized shares to settle these agreements. Accordingly, these shares have been accounted for in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities. Pursuant to this guidance, the shares subject to the anti-dilution protection valued at $99,500 and $64,500 as of June 30, 2009 and December 31, 2008, respectively require classification as mezzanine equity until such time as this anti-dilution feature expires.

During the six months ended, June 30, 2009, the holder of a $50,000 convertible note payable converted his note payable into 3,470,000 common shares.  Also during the three months ended June 30, 2009, the company issued 6,988,667 shares of common stock for $141,145 cash. The Company recorded $315,000 in stock based compensation resulting from the issuance of 12,600,000 restricted common shares during the six month period ending June 30, 2009. These shares were issued in exchange for executive, accounting, archeological, diving operations and administrative consulting services.

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable, in default

At June 30, 2009 and December 31, 2008, respectively, the Company had $70,000 and $105,000 in convertible promissory notes outstanding. A portion of the notes totaling $55,000 (of which $15,000 are due to related parties) pay interest at 6% and are convertible at the option of the lenders into common stock at $0.144 per share. The notes are payable between September 1, 2008 through June 1, 2009 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company. All of these notes were issued prior to the June 2008 merger discussed in Note 1. These notes are currently in default due to non-payment of principal and interest.

Two other notes were issued during the three months ended March 31, 2009, one in the amount of $10,000 and another in the amount of $5,000, totaling $15,000. The Company entered into these note agreements with two separate individuals related to the Company’s CEO. These notes pay interest at 10% per year and are convertible at the option of the lenders into common stock at $0.015 per share.  Both of these notes are payable in January 2010 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  These convertible promissory notes are currently in default due to non-payment of principal and interest.

Notes payable – related parties, in default

At June 30, 2009, the Company has three promissory notes to related parties outstanding totaling $26,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible. These notes are currently in default due to non-payment of principal and interest.

Note payable – in default

At June 30, 2009 the Company has a promissory note outstanding in the amount of $10,000. This note matures on July 3, 2009 and carries an annual interest rate of 5%. The note was not repaid at its maturity date.  Under the terms of the note the Company is required to deliver to the note holder 30,000 shares of its common stock. As of June 30, 2009 the note is in default due to non-payment of interest.

NOTE 6 - NOTES RECEIVABLE

At June 30, 2009 and December 31, 2008, respectively, the Company was owed principal and interest of $63,172 and $180,521 from Blue Water Ventures of Key West, Inc., a corporation. The notes pay interest at a rate of 4.5% per annum with interest due and payable when the notes mature. All three of the notes matured on December 31, 2008. As of August 14, 2009 Seafarer has received $150,000 in repayment of the money owed to the Company by Blue Water Ventures of Key West, Inc. and the Company believes that the entire principal amount of the notes receivable is collectible.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – DIVISON OF ARTIFACTS

The Company must split any artifacts that it is able to successfully recover from the Juno Beach shipwreck site with the State of Florida and Tulco Resources, Ltd. The division of artifacts will be:

•	20% to the State of Florida
•	40% to Tulco Resources, Ltd.
•	40% to the Company

The State of Florida has the right to select up to 20% of the total value of recovered artifacts for the State's museum collection. After the State of Florida has selected those artifacts that it feels will complement its collection then the Company and Tulco, Resources, Ltd. will split the remaining artifacts equally.

In addition to the division of artifacts with the State of Florida and Tulco, the Company has entered into agreements where it may be required to pay additional percentages of its net share of any artifacts that it recovers at the Juno Beach shipwreck site:

•
The Company has an agreement to pay an individual a fee that is a net of 1% of the Company’s share any artifacts that are located at the Juno Beach shipwreck in exchange for the use of the individual’s boat. The 1.0% is net of the division of artifacts with the State of Florida and Tulco.

•
The Company has an agreement with an individual to conduct a search for artifacts within a specified radius of certain coordinates that are located within the Juno Beach shipwreck site. In consideration for the individual successfully locating artifacts in the specified area the Company has agreed to pay the individual a fee that is a net of 2.5% of the Company’s share of artifacts. The 2.5% is net of the division of artifacts with the State of Florida and Tulco.

•
The Company may elect to pay its divers or other personnel involved in the search for artifacts by giving them a percentage of the artifacts that they locate. At the present time the Company does not have any written or oral agreements to pay any of its dive personnel a net percentage of any recovered artifacts however the Company reserves the right to pay its operations personnel a percentage of artifacts that they recover.

NOTE 8 – LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. To the best of the Company’s knowledge, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

NOTE 9 – MATERIAL AGREEMENTS

Purchase and Sale Agreement with SeaRex, Inc.

The purchase and sale agreement that was previously executed on July 2, 2008 by and between Sinclair Educational Archaeological Research Expeditions, Inc. (“SeaRex, Inc.”), James J. Sinclair, Vanessa E. Friedman, and the Company was cancelled on December 9, 2008 by written consent of all of the parties to the agreement.

On December 10, 2008, the Company entered into a new purchase and sale agreement with SeaRex, Inc. to acquire the DaVinci Research Materials. The DaVinci Research Materials purportedly contain information as to the theoretical location of a deepwater shipwreck site which has been named the “DaVinci Project”. As used in the agreement with SeaRex, Inc. the DaVinci Research Materials refers to any and all of the documents, data, records, reports, maps, compilations, computer models, writings and materials that are in any way related to the DaVinci Project that have been accumulated by SeaRex, Inc. any persons known to SeaRex, Inc. or any employees, contractors, consultants, officers, directors, agents, affiliates, or associates of SeaRex, Inc. Under the new agreement, the Company has agreed, in its sole discretion and if funds are available, to pay SeaRex, Inc. a fee of $250,000 less any funds previously paid to SeaRex, Inc. in exchange for the DaVinci Research Materials. SeaRex, Inc. acknowledged that it previously received $10,000 from Seafarer towards the purchase of the DaVinci Research Materials. According to the agreement, the remaining fees will be paid in the following increments; $10,000 was due upon execution of the Agreement; $30,000 was due by December 31, 2008 unless the parties mutually agree to extend the due date; $50,000 was due by February 15, 2009 unless the parties mutually agree to extend the due date; and $150,000 was be due by March 31, 2009 unless the parties mutually agree to extend the due date. In addition to the fees, Seafarer agreed to pay SeaRex fourteen percent (14%) of the net liquidated value of any items actually recovered from the DaVinci Project less any and all expenses incurred by Seafarer relating to the DaVinci Project (the “Contingent Fees”). The Contingent Fees will be paid to SeaRex, Inc. at the time that Seafarer actually receives funds. The agreement further states that Seafarer will have exclusive rights to the DaVinci Research Materials during the term of the agreement. Additionally, if Seafarer does not pay SeaRex, Inc. the fees by the due dates described previously, then SeaRex, Inc. in its sole discretion, may terminate the agreement by providing written notice to Seafarer. If SeaRex, Inc. terminates the agreement then it agrees that within five business days of providing written notice of termination it will pay back any and all funds that it has received from Seafarer. SeaRex, Inc. specifically acknowledges that if Seafarer does not pay the fees by any of the due dates described previously, then Seafarer will not have any further financial obligations whatsoever or owe any consideration or fees of any kind to SeaRex. As of June 30, 2009 Seafarer has paid a total of $23,000 to SeaRex, Inc. towards the purchase of the DaVinci Research Materials however the Company has not been able to raise the capital necessary to complete the purchase of the DaVinci Research Materials. Neither party has terminated the agreement as of June 30, 2009.  Even if the Company is able to successfully obtain the DaVinci Research Materials then there will be a significant amount of additional capital required to actually pinpoint the exact location of the DaVinci Project shipwreck and/or conduct recovery operations. At this time the Company does not have any formal plans to raise the capital that will be necessary locate, explore and recover the deepwater shipwreck.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

Tulco Agreement

The Company and Tulco have been in the process of negotiation regarding the modification of the original agreement that was executed in 2007. In March 2009 the Company made a payment of $40,000 to Tulco to primarily cover past due amounts that Tulco had alleged were owed to it by the Company as well as to provide Tulco with an advance payment for a portion of the conservation fees for 2009.  At the time that the payment was made, the Company requested a number of modifications to the existing agreement, including a longer guaranteed term of up to five years. If Tulco and the Company are unable to reach an agreement as to the proposed modifications, then there are no guarantees that the Company will be able to successfully renew the Agreement with Tulco for the 2010 dive season, and the Company may have limited protections from termination during the 2009 dive season. The Agreement with Tulco is a key contract to the Company implementing its business plan. If the Agreement with Tulco is not satisfactorily renegotiated, then such consequence will have a material adverse effect on the Company and its prospects. If Tulco is not willing to modify the existing agreement, then the Company is prepared to take significant legal action against Tulco and its Managing Partner, including seeking reimbursement of expenses related to the renewal of the agreement with the State of Florida in both 2007 and 2008.

Other Agreements

On March 25, 2009 the Company entered into a consulting agreement with a corporation. Under the terms of the agreement the corporation agreed to provide the Company with various financial consulting and investor relation services on a non-exclusive basis. In consideration for performing the services the Company agreed to provide the corporation a total of 2,000,000 restricted shares of its common stock. The agreement states that 1,000,000 shares of the Company’s restricted common stock were due and payable to the corporation within seven days of the execution of the agreement and an additional 1,000,000 shares of the Company’s restricted commons stock were due and payable to the corporation within sixty days of the execution of the agreement. In August of 2009 this agreement was cancelled by mutual written consent of the parties and no shares of stock were issued.

On June 15, 2009 Seafarer entered into a media consulting services agreement with a corporation. Under the terms of the agreement the corporation has agreed to provide Seafarer with various media consulting campaign, investor awareness, and investor relations services on a non-exclusive basis. In consideration for the performance of the services Seafarer has agreed to pay the corporation $1,200 on the date of the signing of the agreement, $1,200 on or before July 15, 2009 and $1,200 on or before August 15, 2009 and 300,000 shares of restricted common stock.  The 300,000 shares were delivered in July 2009.

Subsequent to June 30, 2009 the Company entered into an agreement with an individual for use of the individual’s boat in its operations at the Juno Beach shipwreck site. In consideration for the use of the boat the Company has agreed to pay the individual a fee of 1% of the Company’s net share of any artifacts that are located at the Juno Beach shipwreck site during the term of the agreement which is for one year. The 1.0% fee is net of the division of artifacts with the State of Florida and Tulco.

Subsequent to June 30, 2009 the Company entered into an agreement with an individual for that individual to conduct a search for artifacts within a specified radius of certain coordinates that are located within the Juno Beach shipwreck site. In consideration for the individual conducting the search for artifacts the Company has agreed to pay the individual a fee of 2.5% of the Company’s net share of any artifacts that he is able to locate within a radius of specific coordinates at the Juno Beach shipwreck site. The 2.5% fee is net of the division of artifacts with the State of Florida and Tulco. The agreement was later amended so that it may only be terminated prior to the termination date of November 4, 2009 by mutual written consent of the Company and the individual.

NOTE 10 – RELATED PARTY TRANSACTIONS

On July 23, 2007 Seafarer entered into a convertible promissory note in the amount of $15,000 with Pelle Ojasu, a director of the Company. The note is convertible to common stock at $0.144 per share, is secured by substantially all the assets of the company and bears interest at a rate of 6%. The note was due September 30, 2008 but remains outstanding at June 30, 2009. The note is currently in default due to non-payment of principal and interest.

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

On September 29, 2008 Seafarer entered into a promissory note agreement in the amount of $12,500 with a corporation. Seafarer’s CEO is a Director of the corporation and Seafarer’s CFO provides services to an affiliate of the corporation. During the three month period ended June 30, 2009 the Company repaid $5,000 towards the principal balance of the note and the remaining principal balance of the note is $7,500 not including accrued interest. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on September 29, 2009. The note is currently in default due to non-payment of interest.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

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

On October 27, 2008 Seafarer entered into a promissory note agreement in the amount of $15,000 with a person who is related to the CEO of the Company. During the three month period ended June 30, 2009 the Company repaid $5,000 towards the principal balance of the note and the remaining principal balance of the note is $10,000 not including accrued interest. The note is not secured and bears interest at the rate of 8% per annum. The note is interest only with interest payments to be made quarterly. The note is due and payable on October 27, 2009. The note is currently in default due to non-payment of interest.

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

On January 9, 2009 Seafarer entered into a convertible promissory note in the amount of $10,000 with a person who is related to the CEO of the Company.  The note is convertible to common stock at $0.015 per share, is secured by substantially all the assets of the company and bears interest at a rate of 10%.  The note is due on January 9, 2010. The note is currently in default due to non-payment of interest.

During the three month period ended June 30, 2009 a director and shareholder of the Company, Pelle Ojasu, loaned the Company $13,100. Mr. Ojasu has loaned the Company a total of $26,600 in 2009. During the three month period ended June 30, 2009 the Company repaid $5,100 to Mr. Ojasu. The Company currently owes Mr. Ojasu $21,500 which is recorded as due to shareholders on the balance sheet. The Company does not have a written loan agreement with Mr. Ojasu for these loans. These loans are not secured and the Company has verbally agreed to pay Mr. Ojasu a rate of 8% per year on the loaned funds and to repay the remaining principal amount of the loans to him at a future date which has not yet been determined. As of June 30, 2009 the Company has not made any interest payments to Mr. Ojasu on these loans.

During the three month period ended June 30, 2009 the Company hired ClearTrust, LLC to act as the Company’s transfer agent. A person who is related to the Company’s CEO is the majority owner and control person of ClearTrust, LLC. A Director of the Company, Pelle Ojasu, and the Company’s CFO own minority, non-control membership interests in ClearTrust, LLC.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2009 the Company entered into an agreement with an individual for use of the individual’s boat in its operations at the Juno Beach shipwreck site. In consideration for the use of the boat the Company has agreed to pay the individual a fee of 1% of the Company’s net share any artifacts that are located at the Juno Beach shipwreck site during the term of the agreement which is for one year. The 1.0% fee is net of the division of artifacts with the State of Florida and Tulco.

Subsequent to June 30, 2009 the Company entered into an agreement with an individual for that individual to conduct a search for artifacts within a specified radius of certain coordinates that are located within the Juno Beach shipwreck site. In consideration for the individual conducting the search for artifacts the Company has agreed to pay the individual a fee of 2.5% of the Company’s net share of any artifacts that he is able to locate within a radius of specific coordinates at the Juno Beach shipwreck site. The 2.5% fee is net of the division of artifacts with the State of Florida and Tulco. The agreement was later amended so that it may only be terminated prior to the termination date of November 4, 2009 by mutual written consent of the Company and the individual.

Subsequent to June 30, 2009 the Company entered into an agreement to lease a house in the vicinity of Jupiter, Florida. The Company will dock its vessels at the house. The Company will also use the house as living quarters for its divers and other personnel involved in its Juno Beach salvage operations and also for the storage of equipment and gear. The based rental rate is $3,300 per month not including deposits and the Company must also cover the cost of standard utilities including electric, water, etc. The Company will also pay additional fees over the course of the lease to cover deposits and the last month’s lease payment.

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

Overview

General

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Delaware Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to engage in the archaeologically-sensitive exploration and recovery of a shipwreck located in the vicinity of Jupiter, Florida, more specifically off of Juno Beach. The exploration and recovery of historic shipwrecks is extremely speculative and there is a very high degree of risk inherent in this type of business venture. It may take many years and/or be prohibitively expensive to locate and recover valuable artifacts at the Juno Beach shipwreck site. It is possible that there are not any artifacts that have a significant value at the Juno Beach shipwreck site and the Company may never locate valuable artifacts at the site. The Company has not yet generated revenues, and is therefore considered a development stage company.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Plan of Operation - continued

If we are unable to effectively locate and recover artifacts that have significant value from the Juno Beach shipwreck site then we may have to suspend or cease our efforts. The Company also desires to locate and potentially explore and salvage other historic shipwreck sites, however as of the date of this report the Company has not located any specific additional historic shipwreck sites to explore or attempt to salvage. The Company has also entered into an agreement to obtain information regarding the theoretical location and details of a deepwater shipwreck, however the Company does not have the capital to meet its obligations under the agreement and therefore has not obtained the information regarding the deepwater shipwreck. Even if the Company is able to obtain the information regarding the deepwater shipwreck there will be significant amounts of additional capital required to actually pinpoint the exact location of the wreck, explore the wreck, and/or to conduct recovery operations. At this time the Company does not have any formal plans to raise the capital that will be necessary locate, explore and recover the deepwater shipwreck. If the Company ceases its previously stated efforts there are not any plans to pursue other business opportunities.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of June 30, 2009, the Company had a working capital deficit of ($136,596). The Company is in immediate need of further working capital and is seeking options with respect to financing in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives.  However, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while exploring and attempting to salvage artifacts from the Juno Beach shipwreck and establishing itself in the marketplace. We expect to expend our available cash in less than one month from August 14, 2009 based on our historical rate of expenditures. The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which have a material adverse effect on the Company’s business, operations, and financial results, as well as its ability to make payments on its debt obligations and the Company may be forced to cease its operations.

Results of Operations

Since February 5, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through June 30, 2009 are $1,845,307 of which $504,474 was incurred during the three month period ended June 30, 2009 and $345,924 was incurred during the three months period ended June 30, 2008. Our major expenses in both periods were for consulting and independent contractor expenses mostly related to fees for corporate development, management, accounting, and corporate communications services as well as for the personnel involved in the exploration and recovery efforts at the Juno Beach shipwreck site including the divers and archeologist.

Summary of Six Months Ended June 30, 2009 Results of Operations

The Company’s net loss for the six month period ended June 30, 2009 was $586,855 as compared to a net loss of $525,754 during the six month period ended June 30, 2008. The increase in the net loss for the six month period ended June 30, 2009 was primarily due to an increase in consulting fees for executive, accounting, archeological, diving operations and administrative consulting services. During the six month period ended June 30, 2009 the Company incurred vessel related expenses of $35,019 versus vessel expenses of $81,101 during the six month period ended June 30, 2008. The decrease in vessel expenses was due to the fact that after the Company purchased the vessel in early 2008 and there were significant repairs that were made in order to get the vessel ready for the 2008 diving season. During the six month period ended June 30, 2009 the Company incurred professional fees of $23,109 as compared to professional fees of $68,577 during the six month period ended June 30, 2008. The primary reason for the decrease in professional fees during the first six months of 2009 as compared to the first six months of 2008 is that the Company incurred substantial professional fees, primarily legal and accounting, related to the reverse merger that was completed in June 2008.

Summary of Three Months Ended June 30, 2009 Results of Operations

The Company’s net loss for the three month period ended June 30, 2009 was $504,474 as compared to a net loss of $345,924 during the three month period ended June 30, 2008. The increase in the net loss for the three month period ended June 30, 2009 was primarily due to an increase in consulting fees for executive, accounting, archeological, diving operations and administrative consulting services. The increase in consulting fees was largely due to a $315,000 expense recognized for stock that was issued to various consultants during the quarter. During the three month period ended June 30, 2009 the Company incurred vessel related expenses of $26,402 versus vessel expenses of $54,503 during the three month period ended June 30, 2008. The decrease in vessel expenses was due to the fact that after the Company purchased the vessel in early 2008 there were significant repairs that were made in order to get the vessel ready for the 2008 diving season and the Company did not need to make as many repairs during the same period in 2009. During the three month period ended June 30, 2009 the Company incurred professional fees of $9,789 as compared to professional fees of $53,500 during the three month period ended June 30, 2008. The primary reason for the decrease in professional fees during the second quarter of 2009 as compared to the second quarter of 2008 is that the Company incurred substantial professional fees, primarily legal and accounting, related to the reverse merger that was completed in June 2008. During the three month period ended June 30, 2009 the Company incurred general and administrative expenses of $14,979 as compared to general and administrative expenses of $38,679 during the three month period ended June 30, 2008.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Liquidity and Capital Resources

As of June 30, 2009, we had cash on hand of $42,161. Since February 5, 2007, our inception, we have generated no revenues.

During the six month period ended June 30, 2009 the Company has funded operations through the receipt of $175,745 from the issuance of common stock under subscription agreements, approximately $117,000 from the partial repayment of notes receivable, $21,500 from a related party shareholder loan, and $25,000 from promissory notes.

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from August 14, 2009 based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Notes payable and convertible notes payable, in default

At June 30, 2009 the Company had a total of $70,000 in convertible promissory notes outstanding. A portion of the notes, totaling $55,000, pay interest at 6% and are convertible at the option of the lenders into common stock at $0.0144 per share. The notes totaling $55,000 matured between September 1, 2008 through June 1, 2009 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company. These notes that total $55,000 in the aggregate were issued prior to the June 2008 merger discussed in Note 1. These convertible promissory notes are currently in default due to non-payment of principal and interest.

Two other notes were issued during the three months ended March 31, 2009, one in the amount of $10,000 and another in the amount of $5,000, totaling $15,000. The Company entered into these note agreements with two separate individuals related to the Company’s CEO. These notes pay interest at 10% per year and are convertible at the option of the lenders into common stock at $0.015 per share.  Both of these notes are payable in January 2010 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  These convertible promissory notes are currently in default due to non-payment of principal and interest.

At June 30, 2009, the Company had three promissory notes outstanding to related parties, two individuals and a corporation, totaling $26,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible. These notes are currently in default due to non-payment of principal and interest.

At June 30, 2009 the Company has a promissory note outstanding in the amount of $10,000. This note matured on July 3, 2009 and carries an annual interest rate of 5%. Under the terms of the note the Company is required to deliver to the note holder 30,000 shares of its common stock. The note is currently in default due to non-payment of principal and interest.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2009.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six months ended June 30, 2009. The company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. To the best of the Company’s knowledge, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2009 the Company issued 12,600,000 restricted common shares to various consultants. These shares were issued in exchange for past executive, accounting, archeological, diving operations and administrative consulting services and as an inducement for the consultants to continue to provide services to the Company. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services rendered to sophisticated and/ or accredited investors.

On June 15, 2009 the Company entered into a media consulting services agreement with a corporation. Under the terms of the agreement, in addition to cash payments, the Company agreed to issue 300,000 shares of restricted common stock, in exchange for the consultant providing the Company with various media consulting campaign, investor awareness, and investor relations services on a non-exclusive basis. As of June 30, 2009 the Company had not issued any shares under the agreement. Subsequent to June 30, 2009 the Company issued 300,000 shares as required under the agreement. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services rendered to a sophisticated and/ or accredited investor.

On various dates during the three month period ended June 20, 2009 the Company sold 6,988,667 shares of its common stock for $141,145. The proceeds from the sale of such commons stock were used for working capital.

Exemptions from Registration for Sales of Restricted Securities.

The issuance of securities referenced above were issued to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in us; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) under the Securities Act of 1933 (the “Act”) thereof, and/or Rule 506 of Regulation D of the Act. Section 18 of the Act preempts state registration requirements for sales to these classes of persons.

On March 13, 2009 the holder of a $50,000 convertible note payable converted his note payable into 3,470,000 common shares. The offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

See Part I, Item 2, notes payable and convertible notes payable, in default, for discussion of defaults on certain debt obligations of the Company.

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

Seafarer Exploration Corp.

Date: August 18, 2009	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board