Form 10-K/A
period 2008-12-31
SEAFARER EXPLORATION CORP
filed 2009-09-29
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
Amendment No. 1

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

(Address of principal executive offices)        (Zip code)

Registrant’s telephone number: (813) 448-3577

Securities registered under 12(b) of the Exchange Act: None

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

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on April 27, 2009 was $5,881,556.48.   As of April 27, 2009, there were 282,446,224 shares of the Registrant’s Common Stock issued and outstanding.

EXPLANATORY NOTE

Seafarer Exploration Corp. (“Seafarer” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on 10-K for the transition period ended December 31, 2008 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on May 11. 2009. The Company hereby amends the following items:

• Item 8.  Financial Statements and Supplementary Data.  The only change to the Company’s Financial Statements filed with the Annual Report is to correct the Report of the Independent Registered Public Accounting Firm and modify Footnote 10 to the Financial Statements.

As a result of this Amendment No.1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-K. Except for the amendment described above, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the original filing.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Seafarer Exploration Corp.

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (a development stage company, the “Company”) as of December 31, 2008 and April 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the eight months ended December 31, 2008, the year ended April 30, 2008 and the cumulative period from February 15, 2007 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corp. as of December 31, 2008 and April 30, 2008, and the results of its operations and its cash flows for the eight months ended December 31, 2008, the year ended April 30, 2008 and the cumulative period from February 15, 2007 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

S/ CROSS, FERNANDEZ & RILEY, LLP

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

NOTE 1 - DESCRIPTION OF BUSINESS

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  continued

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Convertible Notes Payable - continued

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 5 - CAPITAL STOCK

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

NOTE 7 - LEASE OBLIGATION

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

NOTE 8 - NOTES PAYABLE

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

NOTE 10 - DIVISON OF ARTIFACTS AND TREASURE

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

In February 2007, Seafarer Exploration, Inc. entered into an Agreement with Tulco Resources, Ltd., a Florida limited partnership (“Tulco”),  which grants Seafarer the exclusive rights to explore, locate, identify, and salvage any old shipwreck remains in an area near Juno Beach, Florida as described in the research  and recovery permit granted by the Florida Division of Historical Resources.  The Agreement with Tulco is a one year agreement, with an automatic one year renewal under the same terms, so long as Seafarer is productively recovering artifacts.  In March 2009, Seafarer made, and Tulco accepted, payment required by the Agreement, but Seafarer requested a number of modifications to the Agreement, including a longer guaranteed term of up to five (5) years.  If Tulco and Seafarer are unable to reach an agreement as to the proposed modifications, then there are no guarantees that Seafarer will be able to renew the Agreement with Tulco for the 2010 dive season, and Seafarer has limited protections from termination during the 2009 dive season. The Agreement with Tulco is a key contract to Seafarer implementing its business plan. If the Agreement with Tulco is not satisfactorily renegotiated, then such consequence will have a material adverse effect on Seafarer and its prospects.  If Tulco is not willing to modify the existing agreement, then Seafarer is prepared to take significant legal action against Tulco and its Managing Partner, including reimbursement of expenses related to the renewal of the agreement with the State of Florida in both 2007 and 2008.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended December 31, 2008

NOTE 11 - LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

NOTE 12 - MATERIAL AGREEMENTS

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

NOTE 13 - RELATED PARTY TRANSACTIONS

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

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 31, 2008 the Company has received $120,000 from Blue Water Ventures of Key West, Inc. in partial repayment of the money owed by Blue Water Ventures of Key West, Inc. to Seafarer.

Subsequent to December 31, 2008 the Company has received $47,500 from the issuance of common stock under subscription agreements.

Subsequent to December 31, 2008 the Company has received $46,500 in proceeds from convertible promissory notes and loans.

PART IV

Item 15. Exhibits

(31)	Section 302 Certification

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, asPursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: September 25, 2009	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board