Form 10-Q
period 2009-09-30
SEAFARER EXPLORATION CORP
filed 2009-11-16
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number 000-29461

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14497 N. Dale Mabry Highway, Suite 209-N, Tampa, 33618

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

Yes ☐ No ☑

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

Yes ☐ No ☑

As of November 12, 2009, there were 322,287,850 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2009

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Consolidated Balance Sheets: September 30, 2009 and December 31, 2008	5

Condensed Consolidated Statements of Operations: For the three and nine months ended September 30, 2009 and 2008 and the period from inception (February 15, 2007) to September 30, 2009	6 – 7

Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2009 and 2008 and the period from inception (February 15, 2007) to September 30, 2009	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T. Controls and Procedures	22

PART II: OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24

SIGNATURES	24

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$9,727	$474
Notes receivable	35,895	180,521
Deposits and other receivables	29,984	21,284

Total current assets	75,606	202,279
Property and equipment — net	262,710	287,085

Total Assets	$338,316	$489,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$112,441	$167,415
Convertible notes payable, in default	33,500	90,000
Convertible notes payable – related parties, in default	30,000	15,000
Notes payable – related parties, in default	26,500	36,500
Notes payable – in default	10,000	—
Notes payable	4,000	—
Shareholder loans	28,700	100
Total current liabilities	245,141	309,015

Commitments and contingencies	—	—

Mezzanine equity – common stock, par value $0.0001	99,500	64,500

Stockholders’ equity:
Preferred stock, $0.0001 par value — 50,000,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value — 500,000,000 shares authorized; 315,596,596 and 276,609,557 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	31,560	27,661
Additional paid—in capital	2,037,573	1,346,640
Deficit accumulated during the development stage	(2,075,458)	(1,258,452)
Total stockholders’ equity	(6,325)	115,849
Total Liabilities and Stockholders’ Equity	$338,3160	$489,364

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 30,
	2009	2008
Revenue	$–	$–

Expenses:
Consulting and contractor expenses	171,241	107,907
Vessel expenses	18,590	21,719
Professional fees	1,468	28,197
Travel and Entertainment	11,162	31,802
General and administrative expenses	18,119	41,795
Rent expense	233	–
Depreciation	8,125	8,124
Other Operating expenses	(649)	–
Total operating expenses	228,289	239,544
Loss from operations	(228,289)	(239,544)
Other income (expense)
Interest expense	(1,858)	(1,860)
Interest income	2,722	2
Total other income (expense)	864	(1,858)

Net loss	(227,425)	(241,402)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	309,039,125	252,123,381

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 15,
			2007
	Nine months ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
Revenue	$-	$-	$-

Expenses:
Consulting and contractor expenses	625,227	366,405	1,401,709
Vessel expenses	53,609	103,520	183,886
Professional fees	24,577	96,774	151,844
Travel and Entertainment	35,130	83,016	137,241
General and administrative expenses	39,405	85,682	99,689
Rent expense	8,181	–	30,406
Depreciation	24,375	29,790	62,290
Other Operating expenses	3,572	–	6,577
Total operating expenses	814,076	765,187	2,073,642
Loss from operations	(814,076)	(765,187)	(2,073,642)
Other income (expense)
Interest expense	(5,578)	(4,160)	(12,418)
Interest income	5,374	2,413	10,602
Total other income (expense)	(204)	(1,747)	(1,816)

Net loss	(814,280)	(766,934)	(2,075,458)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	292,845,706	252,123,381

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Nine months ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(814,280)	$(766,934)	$(2,075,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,375	29,790	62,290
Stock issued for services	442,000	–	765,333
Changes in operating assets and liabilities:
Deposits and other receivables	(8,700)	(15,000)	(29,984)
Accounts payable and accrued liabilities	(54,974)	92,989	112,441
Net cash used in operating activities	(411,579)	(659,155)	(1,165,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable	144,626	–	144,626
Issuance of notes receivable	–	(175,000)	(180,521)
Acquisition of equipment	–	(325,000)	(325,000)
Net cash (used in) provided by investing activities	144,626	(500,000)	(360,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	205,106	1,081,662	1,304,300
Payments towards notes payable	(10,000)	–	(10,000)
Proceeds from the issuance of notes payable	14,000	81,500	50,500
Loans from shareholders	28,600	100	28,700
Proceeds from the issuance of convertible notes	38,500	–	162,500
Net cash provided by financing activities	276,206	1,163,262	1,536,000

NET INCREASE IN CASH	9,253	4,107	9,727
CASH, BEGINNING OF PERIOD	474	6,717	–
CASH, END OF PERIOD	$9,727	$10,824	$9,727

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$–	$–	$91,500
Convertible debt converted to common stock	$80,000	$–	99,000

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Transition Report on Form 10-K for the eight months ended December 31, 2008, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009 or for any future period.

NOTE 1 - DESCRIPTION OF BUSINESS

Seafarer is incorporated in the State of Delaware.

The principal business of the Company is the exploration and recovery of a potential historic shipwreck site. The Company has not generated revenues and is therefore considered a development stage company. The Company’s year-end is December 31.

On June 4, 2008, Seafarer Exploration, Inc. (“Seafarer Inc.”) merged with Organetix, Inc. (“Organetix”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of Seafarer Inc.’s common shares for 131,243,235 of Organetix post-merger common shares. Considering that Seafarer Inc.’s former stockholders now control the majority of Organetix’ outstanding voting common stock, Seafarer Inc.’s management has actual operational control of Organetix and Organetix has effectively succeeded its otherwise minimal operations to Seafarer Inc.’s operations, Seafarer Inc. is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered, and accounted for as a capital transaction in substance; it is equivalent to the issuance of Seafarer Inc.’s common stock for the net monetary assets of Organetix, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. However, on the date of the merger, Organetix was a public shell company and had no assets and no liabilities. Consolidated financial statements presented herein and subsequent to the merger reflect the consolidated financial assets and liabilities and operations of Seafarer Inc., at their historical costs, giving effect to the recapitalization, as if it had been Organetix during the periods presented.

On July 17, 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp. During 2008, the Company also changed its year end from April 30 to December 31.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses of $2,075,458 since inception. The Company expects to expend our available cash in less than one month based on our historical rate of expenditures. Management's plans include raising capital through the equity markets to fund operations and, at some point in the future, generating revenue through its business. Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of Seafarer’s significant accounting policies is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to GAAP, and have been consistently applied in the preparation of the financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification (the “Codification”) for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-03, SEC Update - Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 did not have material impact on the Company’s financial statements.

Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of convertible debt instruments. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive, and thus, are excluded from the calculation. For the quarters ended September 30, 2009 and 2008, there were 4,233,333 and 7,000,000 of potentially dilutive common shares outstanding that were not included in dilutive loss per share calculation.

Fair Value of Financial Instruments
The Codification defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting the codification on accounting standards related to fair value was not significant to the Company’s financial statements. The Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Codification also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value:

Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s notes payable and convertible notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit. If there were an unrecognized tax benefit, the Company would recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Property and Equipment
Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets. The Company’s Property and Equipment consist of a diving vessel, which was purchased for $325,000 during 2008, and is being depreciated over a 10-year useful life.

Impairment of Long-Lived Assets
The Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There was no impairment charges recorded during the nine months ended September 30, 2009 or 2008.

Non-Employee Stock Based Compensation
The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by the Codification, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated therein. The Company recorded $127,000 in stock based compensation resulting from the issuance of 5,175,000 restricted common shares during the three month period ending September 30, 2009. These shares were issued in exchange for executive, investor relations, accounting, archeological, diving operations and administrative consulting services.

Use of Estimates
The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Convertible Notes Payable
The Company accounts for conversion options embedded in convertible notes in accordance with the Codification. The Codification generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. The Codification standard provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance and further clarified in its definition of a "Conventional Convertible Debt Instrument".  As of September 30, 2009, all of the Company’s convertible notes payable were classified as conventional instruments.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes, which qualify as equity under the guidance set forth in the Codification. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of September 30, 2009, none of the Company’s convertible notes payable included a beneficial conversion option.

NOTE 4 - CAPITAL STOCK

Common Stock
The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At September 30, 2009 and December 31, 2008, respectively, the Company had issued and outstanding 6,633,335 and 3,966,668 common shares subject to anti-dilution protection guaranteeing the shareholders a minimum value of $0.015 to $0.020 per share. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. Due to the fact that the number of shares required to settle this minimum value guaranty will not be known until the registration restrictions have expired, the Company cannot guarantee with certainty that it will have enough authorized shares to settle these agreements. Accordingly, these shares have been accounted for in accordance with the Codification. Pursuant to this guidance, the shares subject to the anti-dilution protection are valued at $99,500 and $64,500 as of September 30, 2009 and December 31, 2008, respectively, and are required to be  classified as mezzanine equity until such time as this anti-dilution feature expires.

During the nine months ended, September 30, 2009, the holders of $80,000 convertible notes payable converted their notes payable into 7,039,010 common shares.  Also during the three months ended September 30, 2009, the Company issued 4,299,038 shares of common stock for $59,361 cash. The Company recorded $442,000 in stock based compensation resulting from the issuance of 17,775,000 restricted common shares during the nine month period ending September 30, 2009. These shares were issued in exchange for executive, accounting, archeological, diving operations, investor relations, management and administrative consulting services.

NOTE 5 - NOTES PAYABLE

Convertible Notes Payable, in default

At September 30, 2009 and December 31, 2008, respectively, the Company had $63,500 and $105,000 in convertible promissory notes outstanding. A portion of the notes totaling $55,000 (of which $15,000 are due to related parties) pay interest at 6% and are convertible at the option of the lenders into common stock at $0.0144 per share. The notes matured between September 1, 2008 through June 1, 2009 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company. All of these notes were issued prior to the June 2008 merger discussed in Note 1. These notes are currently in default due to non-payment of principal and interest.

Two other notes were issued during the nine months ended September 30, 2009, one in the amount of $10,000 and another in the amount of $5,000, totaling $15,000. The Company entered into these note agreements with two separate individuals related to the Company’s CEO. These notes pay interest at 10% per year and are convertible at the option of the lenders into common stock at $0.015 per share.  Both of these notes mature in January 2010 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  These convertible promissory notes are currently in default due to non-payment of principal and interest.

Two additional convertible promissory notes were issued during the three months ended September 30, 2009, one in the amount of $12,500 and another in the amount of $11,000, totaling $23,500. The Company entered into these note agreements with two separate individuals. These notes pay interest at 10% per year and are convertible at the option of the lenders into common stock at $0.015 per share.  Both of these notes matured on November 1, 2009, and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  These convertible promissory notes are currently in default due to non-payment of principal and interest.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - NOTES PAYABLE - continued

Notes payable – related parties, in default

At September 30, 2009, the Company has three promissory notes to related parties outstanding totaling $26,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible. These notes are currently in default due to non-payment of principal and interest.

Note payable – in default

At September 30, 2009, the Company has a promissory note outstanding in the amount of $10,000. This note matured on July 3, 2009 and carries an annual interest rate of 5%. The note was not repaid at its maturity date.  Under the terms of the note, the Company is required to deliver to the note holder 30,000 shares of its common stock. As of September 30, 2009 the note is in default due to non-payment of principal and interest.

NOTE 6 - NOTES RECEIVABLE

At September 30, 2009 and December 31, 2008, respectively, the Company was owed principal and interest of $35,895 and $180,521 from Blue Water Ventures of Key West, Inc., a corporation, in the form of three notes receivable. The notes pay interest at a rate of 4.5% per annum with interest due and payable when the notes mature. All three of the notes matured on December 31, 2008. As of September 30, 2009, Seafarer has received $150,000 in repayment of the notes and the Company believes that the entire principal amount of the notes receivable is collectible.

NOTE 7 - DIVISON OF ARTIFACTS

The Company must split any artifacts that it is able to successfully recover from the Juno Beach shipwreck site with the State of Florida and Tulco Resources, Ltd. (“Tulco”).  The division of artifacts will be:

▪	20% to the State of Florida
▪	40% to Tulco
▪	40% to Seafarer

The State of Florida has the right to select up to 20% of the total value of recovered artifacts for the State's museum collection. After the State of Florida has selected those artifacts that it feels will complement its collection, the Company and Tulco  will split the remaining artifacts equally.

In addition to the division of artifacts with the State of Florida and Tulco, the Company has entered into agreements where it may be required to pay additional percentages of its net share of any artifacts that it recovers at the Juno Beach shipwreck site:

▪
The Company has an agreement to pay an individual a fee that is a net 1.0% of the Company’s share of any artifacts that are located at the Juno Beach shipwreck, in exchange for the use of the individual’s boat. The 1.0% is net of the division of artifacts with the State of Florida and Tulco.

▪
The Company has an agreement with an individual to conduct a search for artifacts within a specified radius of certain coordinates that are located within the Juno Beach shipwreck site. In consideration for the individual successfully locating artifacts in the specified areas the Company has agreed to pay the individual a fee that is a net 2.5% of the Company’s share of any artifacts that are located at the Juno Beach shipwreck. The 2.5% is net of the division of artifacts with the State of Florida and Tulco.

▪
The Company may elect to pay its divers or other personnel involved in the search for artifacts by giving them a percentage of the artifacts that they locate. At the present time, the Company does not have any written or oral agreements to pay any of its dive personnel a net percentage of any recovered artifacts; however, the Company reserves the right to pay its personnel a percentage of artifacts that they recover.

▪
The Company has become aware that an individual has made a claim that he has a legally valid and binding agreement with Tulco to receive a percentage of any artifacts recovered from the Juno Beach shipwreck. The individual has purportedly claimed that his agreement with Tulco that was executed several years prior to the Company and Tulco entering into their salvage agreement in March 2007. The Company has not been able to verify the legal standing of this claim. If this alleged agreement exists and is legally valid and binding, or if there are other agreements that have a valid, legal claim on the Juno Beach shipwreck site then such consequences will have a material adverse effect on the Company and its prospects.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. To the best of the Company’s knowledge, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

NOTE 9 - MATERIAL AGREEMENTS

Purchase and Sale Agreement with SeaRex, Inc.

The purchase and sale agreement that was previously executed on July 2, 2008, by and between Sinclair Educational Archaeological Research Expeditions, Inc. (“SeaRex”), James J. Sinclair, Vanessa E. Friedman, and the Company was cancelled on December 9, 2008, by written consent of all of the parties to the agreement.

On December 10, 2008, the Company entered into a new purchase and sale agreement with SeaRex to acquire the DaVinci Research Materials. The DaVinci Research Materials purportedly contain information as to the theoretical location of a deepwater shipwreck site which has been named the “DaVinci Project”. As used in the agreement with SeaRex, the DaVinci Research Materials refers to any and all of the documents, data, records, reports, maps, compilations, computer models, writings and materials that are in any way related to the DaVinci Project that have been accumulated by SeaRex, any persons known to SeaRex or any employees, contractors, consultants, officers, directors, agents, affiliates, or associates of SeaRex. Under the new agreement, the Company has agreed, in its sole discretion and if funds are available, to pay SeaRex a fee of $250,000, less any funds previously paid to SeaRex in exchange for the DaVinci Research Materials. SeaRex acknowledged that it previously received $10,000 from Seafarer towards the purchase of the DaVinci Research Materials. According to the agreement, the remaining fees will be paid in the following increments; $10,000 was due upon execution of the Agreement; $30,000 was due by December 31, 2008, unless the parties mutually agree to extend the due date; $50,000 was due by February 15, 2009, unless the parties mutually agree to extend the due date; and $150,000 was due by March 31, 2009, unless the parties mutually agree to extend the due date. In addition to the fees, Seafarer agreed to pay SeaRex fourteen percent (14%) of the net liquidated value of any items actually recovered from the DaVinci Project, less any and all expenses incurred by Seafarer relating to the DaVinci Project (the “Contingent Fees”). The Contingent Fees will be paid to SeaRex at the time that Seafarer actually receives funds. The agreement further states that Seafarer will have exclusive rights to the DaVinci Research Materials during the term of the agreement. Additionally, if Seafarer does not pay SeaRex the fees by the due dates described previously, then SeaRex, in its sole discretion, may terminate the agreement by providing written notice to Seafarer. If SeaRex terminates the agreement then it agrees that within five business days of providing written notice of termination, it will pay back any and all funds that it has received from Seafarer. SeaRex specifically acknowledges that if Seafarer does not pay the fees by any of the due dates described previously, then Seafarer will not have any further financial obligations whatsoever or owe any consideration or fees of any kind to SeaRex.

As of September 30, 2009, Seafarer has paid a total of $23,000 to SeaRex towards the purchase of the DaVinci Research Materials; however, the Company has not been able to raise the capital necessary to complete the purchase of the DaVinci Research Materials. Neither party has terminated the agreement as of September 30, 2009.  Even if the Company is able to successfully obtain the DaVinci Research Materials, there will be a significant amount of additional capital required to actually pinpoint the exact location of the DaVinci Project shipwreck and/or conduct recovery operations. At this time, the Company does not have any formal plans to raise the capital that will be necessary locate, explore and recover the deepwater shipwreck.

During the three month period ended September 30, 2009, the Company has not been able to make any additional payments to SeaRex in order to obtain the DaVinci Research Materials. As such, the Company believes that a person affiliated with SeaRex, who currently controls the access to the DaVinci Research Materials, may be actively seeking other potential partners regarding this project. If the SeaRex affiliated person is able to successfully locate other parties who have the capital to pursue the DaVinci Project, the Company may lose its opportunity to obtain the DaVinci Research Materials and pursue the deepwater shipwreck project. If another party is able to obtain the DaVinci Research Materials prior to the Company being able to obtain them, then that party would have a significant advantage over the Company in terms of potentially locating the deepwater shipwreck site and the Company would likely lose its opportunity to make a claim on the deepwater shipwreck site.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - MATERIAL AGREEMENTS - continued

Agreement with the State of Florida, Division of State, Department of Historical Resources

The Company’s Agreement Regarding Research and Recovery of Archeological Material at the Juno Beach shipwreck site with the State of Florida, Division of State, Department of Historical Resources (the “FLDHR”) expired on November 4, 2009. The Company is currently in the process of gathering the information required by the FLDHR in order to process a renewal to the agreement. If the renewal of the agreement is delayed for any length of time, or if the agreement is not renewed, then such consequence will have a material adverse effect on the Company and its prospects. The Company is not able to engage in any artifact recovery operations at the Juno Beach shipwreck site until the agreement is renewed.

Tulco Agreement

The Company and Tulco have been in the process of negotiation regarding the modification of the original agreement that was executed in 2007. In March 2009, the Company made a payment of $40,000 to Tulco to primarily cover past due amounts that Tulco had alleged were owed to it by the Company, as well as to provide Tulco with an advance payment for a portion of the conservation fees for 2009.  At the time that the payment was made, the Company requested a number of modifications to the existing agreement, including a longer guaranteed term of up to five years. If Tulco and the Company are unable to reach an agreement as to the proposed modifications, then there are no guarantees that the Company will be able to successfully renew the Agreement with Tulco for the 2010 dive season, and the Company may have limited protections from termination during 2009. The Agreement with Tulco is a key contract to the Company for implementing its business plan. If the Agreement with Tulco is not satisfactorily renegotiated, then such consequence will have a material adverse effect on the Company and its prospects. If Tulco is not willing to modify the existing agreement, then the Company is prepared to take significant legal action against both Tulco and Tulco’s managing partner, including seeking reimbursement of expenses related to the renewal of the agreement with the FLDHR in 2007 and 2008, and if warranted additional damages. Litigation is risky and inherently unpredictable and it is not possible to forecast whether or not the Company will ultimately prevail if it becomes necessary to take legal action against Tulco or a person associated with Tulco. Any involvement in such legal proceeding will be costly and time-consuming and may divert financial resources or personnel away from the Company’s operations.

Other Agreements

The Company entered into the following agreements during the three-month period ended September 30, 2009:

The Company entered into a one-year agreement with an individual for use of the individual’s boat in its operations. In consideration for the use of the boat, the Company has agreed to pay the individual a fee of 1.0% of the Company’s net share of any artifacts that are located at the Juno Beach shipwreck site during the term of the agreement. The 1.0% fee is net of the division of artifacts with the State of Florida and Tulco.

The Company entered into an agreement with an individual to conduct a search for artifacts within a specified radius of certain coordinates that are located within the Juno Beach shipwreck site. In consideration for the individual conducting the search for artifacts, the Company has agreed to pay the individual a fee of 2.5% of the Company’s net share of any artifacts that he is able to locate within a radius of specific coordinates at the Juno Beach shipwreck site. The 2.5% fee is net of the division of artifacts with the State of Florida and Tulco. The agreement was later amended so that it may only be terminated prior to November 4, 2009, by mutual written consent of the Company and the individual.

The Company entered into an agreement to lease a house in the vicinity of Jupiter, Florida. The Company is using the house to dock its salvage vessels and as living quarters for its divers, consultants and other personnel involved in the Juno Beach salvage operations and also for the storage of equipment and gear related to its salvage operations. The based rental rate is $3,300 per month, not including deposits, and the Company must also cover the cost of standard utilities The Company also agreed to pay additional fees of 25% of the base rental rate on November 1, 2009; February 1, 2010; May 1, 2010 and August 1, 2010 in order to cover the last month’s lease payment.

The Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and specifically for the analysis of the treasure industry under the direction of the Company’s President. Under the terms of the agreement, the Company is required to pay the consultant a total of 800,000 restricted shares of the Company’s common stock. 400,000 shares were paid to the consultant upon execution of the agreement, 200,000 shares are payable upon satisfactory work in 31 days from the execution of the agreement, and 200,000 shares are payable upon satisfactory work in 61 days from the execution of the agreement. As of September 30, 2009, the consultant has been paid a total of 400,000 shares.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - MATERIAL AGREEMENTS - continued

Other Agreements - continued

The Company entered into a consulting agreement with a limited liability company under which the consultant agreed to provide various investor relations services, including news alerts and trading alerts to the Company, in exchange for $6,000.

The Company entered into an agreement under which an individual agreed to attempt to locate virgin, previously undiscovered, undocumented historic shipwrecks on behalf of the Company. If the individual is able to locate a previously undiscovered and undocumented shipwreck that he then brings to the attention of the Company, and the Company is further able to obtain the exclusive rights and all required federal, state, and local permits to explore and salvage the shipwreck, then the Company has agreed to pay the individual 5% of any artifacts that it actually recovers.

The Company entered into agreements with three individuals to join the Company’s advisory council. Under the advisory council agreements, the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the three advisors an aggregate total of 3,000,000 restricted shares of its common stock. Two of the advisors were issued 1,200,000 shares of the Company’s common stock each and the other advisor was issued 600,000 shares of the Company’s common stock. Under the terms of the agreement, the two advisors who were issued 1,200,000 shares of common stock each will have their shares vest at a rate of 100,000 per month during the term of the agreement and the advisor who was issued 600,000 shares will have his shares vest at a rate of 50,000 shares per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

The Company entered into an agreement with an individual to provide various consulting services related to the Company’s exploration and recovery operations, including reviewing daily and weekly operating plans, reviewing and recording potential artifact locations and coordinates and other services as requested by the Company.  The agreement expires on December 31, 2009; however, the Company and the consultant may extend the agreement to January 31, 2010, per mutual written agreement. In consideration for performing the consulting services, the Company agreed to pay the consultant a total of 600,000 restricted shares of its common stock. All 600,000 shares were issued to the consultant upon execution of the agreement; however, the shares are subject to the following vesting schedule: 200,000 shares vested upon execution of the agreement, 200,000 shares vested on October 31, 2009, 100,000 of the shares are scheduled to vest on November 30, 2009, and 100,000 shares are scheduled to vest on December 31, 2009.  If the agreement is terminated prior the December 31, 2009 expiration date, the consultant has agreed to return to the Company any portion of the shares that have not yet vested. If the Company and the consultant mutually agree to extend the agreement to January 31, 2010, the consultant will receive an additional 200,000 shares of the Company’s restricted common stock. Under the consulting agreement, the Company has agreed to reimburse the consultant for preapproved expenses.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions during the three month period ended September 30, 2009:

▪	Two individuals who are related to the Company’s CEO purchased 400,000 shares of the Company’s common stock for $6,000.

▪
A limited liability company that is controlled and managed by a person who is related to the Company’s CEO loaned the Company $7,100. The loan is not secured and the Company has verbally agreed to pay the limited liability company 1% interest per year on the loaned funds and to repay the principal amount of the loans at a future date, which has not yet been determined. The Company has not made any interest payments to the limited liability company on these loans.

▪	Subsequent to September 30, 2009, the Company sold 1,9000,000 shares of common stock to four individuals who are all related to the Company’s CEO in exchange for a total of $19,000.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS - continued

As of September 30, 2009, the Company owed a director of the Company, Pelle Ojasu, $21,600 which is recorded as a shareholder loan on the balance sheet. Subsequent to September 30, 2009, Mr. Ojasu loaned the Company an additional $1,300. The Company does not have a written loan agreement with Mr. Ojasu for any of these loans. These loans are not secured and the Company has verbally agreed to pay Mr. Ojasu interest at a rate of 8% per year on the loaned funds and to repay the remaining principal amount of the loans to him at a future date, which has not yet been determined. The Company has not made any interest payments to Mr. Ojasu on these loans.

NOTE 11 - SUBSEQUENT EVENTS

The following events occurred subsequent to September 30, 2009:

▪
A director and shareholder of the Company, Pelle Ojasu, loaned the Company $1,300. The Company does not have a written loan agreement with Mr. Ojasu for this loan. The loan is not secured and the Company has verbally agreed to pay Mr. Ojasu interest at a rate of 8% per year on the loaned funds and to repay the principal amount of the loans to him at a future date, which has not yet been determined.

▪
A limited liability company that is controlled and managed by a person who is related to the Company’s CEO loaned the Company $3,900. The Company currently owes the limited liability a total of $11,000. The Company does not have a written loan agreement with the limited liability company for these loans. These loans are not secured and the Company has verbally agreed to pay the limited liability company 1% interest per year on the loaned funds and to repay the principal amount of the loans to at a future date, which has not yet been determined.

▪	The Company sold 1,9000,000 shares of its common stock to four individuals who are all related to the Company’s CEO in exchange for a total of $19,000.

▪
The Company entered into a consulting agreement with a corporation. Under the terms of the consulting the agreement the consultant has agreed to provide the Company with various consulting services including management consulting, business advisory, shareholder information and public relations services, mergers and acquisitions consulting, corporate finance, corporate finance relations, introductions to financial relations companies, contacting the Company’s existing stockholders and introducing the Company to various members of the financial community.  Under the terms of the agreement the Company agreed to pay the consultant $2,000 per month and issue the consultant 1,000,000 shares per month for five months of the Company’s restricted common stock for a total purchase price by the consultant of $500. The shares are to be delivered to the consultant as follows; 1,000,000 upon the execution of the agreement; 1,000,000 by November 15, 2009; 1,000,000 by December 15, 2009; 1,000,000 by January 15, 2010; and 1,000,000 by February 15, 2010. Under the terms of the agreement the consultant is entitled to receive a 3% finder’s fee as compensation for the receipt by the Company of cash as a result of any funding or merger event that occurs due to the services provided by the consultant. According to the agreement, in connection with the payment of a finder’s fee to the consultant, the consultant will not participate in the negotiation or closing of any financing, respond to inquiries relating to the financing, give any advice in connection with the financing or the resolution of any problems, discrepancies, or disputes involving the financing, or act as placement agent relating to the placement of any public or private offering of securities considered or consummated with the financing.

▪
The Company entered into a verbal consulting agreement with a corporation. Under the terms of the agreement, the consultant agreed to provide diving and salvage services in order to assist the Company with its recovery operations. In consideration for the services, the Company issued 1,250,000 shares of its restricted common stock to an individual who is the principal shareholder of the corporation.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements. The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results or actions may differ materially from these forward-looking statements for due to many factors and the success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital. Such factors include, among others, the following: our ability to continue as a going concern, general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-Q. This Item should be read in conjunction with the financial statements,  the related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management, as well as on assumptions made by and information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties, which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to successfully locate cargo and artifacts from the Juno Beach shipwreck site and a number of other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

General

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Delaware Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to engage in the archaeologically-sensitive exploration and recovery historic shipwrecks. The Company is currently focused on attempting to explore and recover a shipwreck that is located in the vicinity of Jupiter, Florida, more specifically off of Juno Beach. The exploration and recovery of historic shipwrecks is extremely speculative and there is a very high degree of risk inherent in this type of business venture. It may take many years and/or be prohibitively expensive to locate and recover valuable artifacts at the Juno Beach shipwreck site. It is very possible that there are not any artifacts that have a significant value at the Juno Beach shipwreck site and the Company may never locate valuable artifacts at the site. There are a number of other significant issues regarding this type of business venture that make it extremely risky with a very high potential for the business to fail. If the business were to fail then it is very highly likely that there would be complete loss of all capital that has been invested in or loaned to the Company. The Company has not yet generated revenues, and is therefore considered a development stage company.

Plan of Operation

The Company has taken the following steps to implement its business plan:

▪	To date the Company has devoted its time towards establishing its business in the exploration and recovery of artifacts and cargo from a shipwreck that is located off of Juno Beach, Florida.

▪
Although the Company has not generated revenues to date our development activities continue to evolve. We have been a development stage company since inception, in accordance with Statement of Financial Accounting Standards No. 7.

▪
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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Plan of Operation - continued

If the Company is unable to effectively locate and recover artifacts that have significant value from the Juno Beach shipwreck site, then it may have to suspend or cease its efforts. The Company also desires to locate and potentially explore and salvage other historic shipwreck sites; however as of the date of this report, the Company has not located any specific additional historic shipwreck sites to explore or attempt to salvage. The Company previously entered into an agreement to obtain information regarding the theoretical location and details of a deepwater shipwreck; however the Company does not have the capital to meet its obligations under the agreement and therefore, has not obtained the information regarding the deepwater shipwreck. Even if the Company is able to obtain the information regarding the deepwater shipwreck, there will be significant amounts of additional capital required to actually pinpoint the exact location of the wreck, explore the wreck, and/or to conduct recovery operations. At this time, the Company does not have any formal plans to raise the capital that will be necessary locate, explore and recover the deepwater shipwreck. If the Company ceases its previously stated efforts, there are not any plans to pursue other business opportunities.

Limited Operating History

Previously, the Company devoted its time towards establishing its business and no revenues have been generated to date. As such, the Company is considered as being in the development stage since its inception. The Company has does not expect to report any significant revenue from operations for the foreseeable future.

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of September 30, 2009, the Company had a working capital deficit of ($169,535). The Company is in immediate need of further working capital and is seeking options with respect to financing in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives.  However, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business. The current economic climate, combined with the extremely risky and speculative nature of the Company’s business may make raising additional capital to fund operations very difficult or impossible. If the Company is unable to raise additional capital, there is a very strong possibility that it will have to cease operations and there will be a complete loss of all capital invested to date.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while exploring and attempting to salvage artifacts from the Juno Beach shipwreck and establishing itself in the marketplace. B ased on our historical rate of expenditures, we expect to expend our available cash in less than one month from November 16, 2009. The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which have a material adverse effect on the Company’s business, operations, and financial results, as well as its ability to make payments on its debt obligations and the Company may be forced to cease its operations. If the Company is forced to suspend or cease its operations, then it is very highly likely that there will be a total loss of all invested capital.

Results of Operations

Since February 5, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through September 30, 2009 are $2,075,458 of which $227,425 was incurred during the three month period ended September 30, 2009 and $241,402 was incurred during the three months period ended September 30, 2008. Our major expenses in both periods were for consulting and independent contractor expenses, mostly related to fees for corporate development, advisory council, management, accounting, and corporate communications services as well as for the personnel involved in the exploration and recovery efforts at the Juno Beach shipwreck site including the divers and archeologist.

Summary of Nine Months Ended September 30, 2009 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2009 was $814,280 as compared to a net loss of $766,934 during the nine month period ended September 30, 2008. The increase in the net loss for the nine month period ended September 30, 2009, was primarily due to an increase in consulting fees for executive, accounting, archeological, diving operations and administrative consulting services. During the nine month period ended September 30, 2009, the Company incurred vessel related expenses of $53,609 versus vessel expenses of $103,520 during the nine month period ended September 30, 2008. The decrease in vessel expenses was due to the fact that after the Company purchased the vessel in early 2008 there were significant repairs that were made in order to get the vessel ready for the 2008 diving season. During the nine month period ended September 30, 2009, the Company incurred professional fees of $24,577, as compared to professional fees of $96,774 during the nine month period ended September 30, 2008. The primary reason for the decrease in professional fees during the first nine months of 2009 as compared to the first nine months of 2008, is that the Company incurred substantial professional fees, primarily legal and accounting, related to the reverse merger that was completed in June 2008.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – continued

Summary of Three Months Ended September 30, 2009 Results of Operations

The Company’s net loss for the three month period ended September 30, 2009 was $227,425 as compared to a net loss of $241,402 during the three month period ended September 30, 2008. Activity during this period was substantially the same as the prior year.

Liquidity and Capital Resources

As of September 30, 2009, we had cash on hand of $9,727. Since February 5, 2007, our inception, we have generated no revenues.

During the nine month period ended September 30, 2009, the Company has funded operations through the receipt of $201,745 from the issuance of common stock under subscription agreements, approximately $150,000 from the partial repayment of notes receivable, $28,600 from related party shareholder loans, and $52,500 from promissory notes.

The Company is presently seeking additional financing. Based on our historical rate of expenditures, we expect to expend our available cash in less than one month from November 16, 2009. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Notes payable and convertible notes payable, in default

At September 30, 2009, the Company had a total of $63,500 in convertible promissory notes outstanding. A portion of the notes, totaling $25,000, pay interest at 6% and are convertible at the option of the lenders into common stock at $0.0144 per share. The notes totaling $25,000 matured between September 1, 2008 through June 1, 2009 and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company. The notes that total $25,000 in the aggregate were issued prior to the June 2008 merger discussed in Note 1. All of these convertible promissory notes are currently in default due to non-payment of principal and interest. One of these notes, in the amount of $15,000, is with a related party, Pelle Ojasu who is a director of the Company.

Two of the convertible promissory notes were issued during the nine months ended September 30, 2009, one in the amount of $10,000 and another in the amount of $5,000, totaling $15,000. The Company entered into these note agreements with two separate individuals who are related to the Company’s CEO. These notes pay interest at 10% per year and are convertible at the option of the lenders into common stock at $0.015 per share.  Both of these notes mature in January 2010, and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  These convertible promissory notes are currently in default due to non-payment of interest.

Two additional convertible promissory notes were issued during the three months ended September 30, 2009, one in the amount of $12,500 and another in the amount of $11,000, totaling $23,500. The Company entered into these note agreements with two separate individuals. These notes pay interest at 10% per year and are convertible at the option of the lenders into common stock at $0.015 per share.  Both of these notes matured on November 1, 2009, and are secured by the equipment, fixtures, inventory, accounts receivable and intellectual property of the Company.  These convertible promissory notes are currently in default due to non-payment of principal and interest.

At September 30, 2009, the Company had three promissory notes outstanding to related parties, two individuals and a corporation, totaling $26,500. These notes have a maturity of one year, carry an annual interest rate of 8% and pay interest on a quarterly basis. These notes are unsecured and are not convertible. These notes are currently in default due to non-payment of principal and interest.

At September 30, 2009, the Company has a promissory note outstanding in the amount of $10,000. This note matured on July 3, 2009 and carries an annual interest rate of 5%. Under the terms of the note, the Company was required to deliver to the note holder 30,000 shares of its restricted common stock. The note is currently in default due to non-payment of principal and interest.

The Company does not have additional sources of debt financing to refinance its promissory notes that are currently in default.  If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for obligations arising under the secured notes. A foreclosure on the Company’s assets by any of these lenders would represent a material adverse effect on the Company and its prospects. If any of the lenders foreclose on the assets of the Company, the Company may be forced to cease its operations.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification (the “Codification”) for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-03, SEC Update - Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 did not have material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2009.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2009, the Company issued 5,175,000 restricted common shares to various consultants. These shares were issued in exchange for past and future executive, accounting, advisory council, diving operations and administrative consulting services and as an inducement for the consultants to continue to provide services to the Company. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services rendered to sophisticated and/ or accredited investors.

On various dates during the three month period ended September 30, 2009, the Company sold 1,733,334 shares of its common stock for $26,000. The proceeds from the sale of such commons stock were used for working capital.

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

During the three month period ended September 30, 2009, the holders of three convertible promissory notes with an aggregate face value of $30,000,converted their notes payable into 2,224,058 shares of the Company’s common stock. The offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: November 16, 2009	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board