Form 10-K/A
period 2008-12-31
SEAFARER EXPLORATION CORP
filed 2010-01-08
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE

Seafarer Exploration Corp. (“Seafarer” or “the Company”) is filing this Amendment No. 2 (the “Amended Report”) to its Annual Report on 10-K for the transition period ended December 31, 2008 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on May 11. 2009, as amended by Amendment No. 1 file on September 29, 2009.  The Company hereby amends the following items:

• Item 1.  Business.  We have amended and restated Item 1 in its entirety to provide additional discussion and information concerning certain agreements with Tulco Resources, Ltd. and the Florida Division of Historical Resources, and certain permits, approvals and easements described below.

•  Item 9(b). Other Information. We have amended and restated Item 9(b) in its entirety because we had incorrectly referred to an agreement with the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, when in fact the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida granted an easement.

•  Signatures, Page 37.  In addition to our principal executive officer, our principal financial officer, principal accounting officer and a majority of our board of directors have signed below, which such signatures relate to our Annual Report on 10-K for the transition period ended December 31, 2008 that was originally filed with the SEC on May 11. 2009, as subsequent amended by Amendment No. 1 filed with the SEC on September 29, 2009 and this Amendment No. 2.

As a result of this Amendment No.2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-K. Except for the amendment described above, this Amendment No. 2 does not modify or update other disclosures in, or exhibits to, the original filing.

Item 1. Business

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

Although the Company believes that the Juno Beach shipwreck may potentially be a Spanish galleon, the Company does not have any definitive proof as to the shipwreck’s country of origin of the shipwreck and it is very possible that the cargo the ship was originally carrying, if any, had little or no value and thus would be worthless. It is also entirely possible that the Company will never successfully locate and recover any cargo or artifacts that have any significant value from the shipwreck site. The Company has not yet generated revenues, and is therefore considered a development stage company.

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

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. The Company expects to expend its available cash in less than one month from April 27, 2009 based on our historical rate of expenditures. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations and the Company may be forced to cease its operations.

General

The Company’s primary objective is to locate and recover artifacts and cargo from a shipwreck located off of the coast of Juno Beach, Florida (the “Shipwreck”). The Company believes that the Shipwreck may be a Spanish Galleon and if valuable artifacts and cargo are recovered then a portion of the recovered items may be in the form of treasure such as cannons, pottery, dated coins, gemstones and precious metals. However there is currently not sufficient data to positively identify the Shipwreck or its country of origin and therefore it is not possible to discern whether or not the shipwreck is a Spanish galleon or that it was originally carrying cargo of any significant value. There is a strong possibility that the Company may never recover any artifacts or cargo of any significant value from the Shipwreck.

Item 1. Business - continued

Operations

The diving season for the shipwreck exploration and recovery business in Florida is generally accepted to be the summer months, from approximately Memorial Day through Labor Day. The Company believes though that it may be possible to perform limited recovery efforts on the Shipwreck, depending on both financing and weather conditions, during the “off” diving season.

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

Since January 1, 2009 Seafarer has spent very minimal time, only one or two days, exploring the Shipwreck. Pending the receipt of financing and assuming that weather conditions are favorable, Seafarer will potentially be able to commence limited exploration and recovery efforts prior to the start of the summer 2009 diving season. Furthermore, the Company must secure private financing to be able to commence full time exploration and recovery efforts during the summer 2009 diving season.

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

The Company believes that if these new rules and regulations are implemented into law then the burden of compliance may increase significantly. The State of Florida may potentially enact additional laws that ultimately make it impossible to conduct a profitable business as a commercial shipwreck exploration and recovery firm. It is also entirely possible that the State of Florida may eventually attempt to ban altogether the commercial exploration and recovery of historic shipwrecks in its waters.

Certain Agreements and Permits

Seafarer-Tulco Agreement

The Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) in March of 2007. Tulco agreed to grant to the Company the exclusive right to explore, locate, identify, and salvage old shipwreck remains in the area in Tulco’s permit. The agreement required the Company to pay Tulco $20,000 for an artifact conservation program and laboratory to be operated as a joint venture between the parties. Tulco also agreed that the Company would have Company the exclusive right, title, and interest throughout the world to exploit the conservation program in any media.

Under the terms of the Agreement Tulco agreed to handle all correspondence or any other matters with the State of Florida regarding the Archaeological Guidelines or other departments, divisions, or agencies of the State of Florida. The Company agreed to provide a crew and salvage boat and all of the equipment necessary to salvage. The Company also agreed to furnish an archeologist and pay its own expenses.

The agreement further stated that the FLDHR would receive up to 20% of the total value of artifacts recovered for the State of Florida’s museum collection.  Tulco also agreed to operate in a timely manner in seeking a release from the State of Florida for recovered artifacts and to plan a division with Seafarer within thirty days of having permission from the State of Florida to do so.  After the FLDHR selected its artifacts, the Company and Tulco agreed to split any remaining artifacts equally and to appoint a division committee with equal representation of both the Company and Tulco and, if necessary, a third party knowledgeable in shipwreck artifacts. Based on this arrangement each party would receive a net total of 40% of artifacts recovered from the shipwreck site and both Parties would receive their share of artifacts at the same time. Tulco also agreed that it would not make any additional agreements that would dilute Seafarer’s share of artifacts recovered without the Company’s prior written approval.

Item 1. Business - continued

Certain Agreements and Permits - continued

Additionally, under the agreement Tulco agreed to sell to the Company, for $10,000 paid annually prior to artifact recovery season, the right to purchase up to twelve of the outstanding shares of Tulco for $35,000 per one share. The right expires ten days after $1,000,000 worth of artifacts are recovered.

The original term of the agreement was for one year with a one an automatic one year renewal if the Company is productively recovering artifacts. According to the agreement either Party may terminate the Company’s exploration rights prior to the expiration date by providing thirty days’ written notice to the other party, if such other party becomes unwilling or unable to perform its obligations under the agreement (subject to Force Majeure exceptions as defined later in the agreement).   Although disputed by the Company, Tulco has alleged that this Agreement expired pursuant to its terms.  As of the date of the filing of this Amendment No. 2 to the Form 10-K, the Company and Tulco have been in negotiations regarding the modification of the original agreement that was executed in 2007.  If Tulco and the Company are unable to reach an agreement as to the proposed modifications, then there are no guarantees that the Company will be able to continue its operations at the Juno Beach site for the 2010 dive season.  The agreement with Tulco is a key contract to the Company in implementing its business plan. If the agreement with Tulco is not satisfactorily renegotiated or renewed, then such consequence will have a significant material adverse effect on the Company and its prospects.  Additional discussion concerning the agreement with Tulco, and the status of the agreement with Tulco, is contained in the Company’s Form 10-Q for the period ended September 30, 2009 filed with the SEC on November 16, 2009.

Florida Division of Historical Resources Agreement

As previously noted in its 8-K filing on November 12, 2008, the Company entered into an agreement with the Florida Division of Historical Resources (FLDHR) and Tulco Resourced, Ltd. (“Tulco”) on November 4, 2008 regarding the research and recovery of archeological materials from a shipwreck located on a tract of sovereignty submerged lands lying offshore of Palm Beach County, Florida. The agreement relates to archeological work to be conducted on sovereignty submerged lands of the State of Florida by the Company and Tulco (the “Parties”) for the purpose of recording archeological information and recovering historic shipwreck artifacts. The FLDHR granted the Parties permission to remove artifacts from certain sovereignty submerged lands described in the agreement in accordance with the covenants and conditions provided in the agreement. The agreement is limited to the recovery of historic shipwreck artifacts from a shipwreck that is specifically located within the boundaries of sovereignty submerged lands described in the agreement.

The agreement is for a term of one year and is subject to written renewal. The Parties shall have the right to continuously renew the agreement in areas within and beyond those specified in the agreement so long as the Parties faithfully performs in accordance with the covenants and conditions provided in the agreement and so long as such are within the area and specific to the shipwreck detailed in the agreement.

Prior to November 4 2009, the Company provided written notification of its intent to renew.  As of the date of the filing of this Amendment No. 2 to the Form 10-K, the Company is currently in the process of gathering information requested by the FLDHR in order to process the renewal of the agreement.  Although the FLDHR has not expressed any reason that the Agreement will not be renewed, if FLDHR does not renew the Agreement, then such consequence will have a significant material adverse effect on the Company and its prospects. Additional discussion concerning the agreement with the FLDHR, and the status of the agreement with the FLDHR, is contained in the Company’s Form 10-Q for the period ended September 30, 2009 filed with the SEC on November 16, 2009.

Under the terms of the Agreement the Parties agree, among other things; to survey and assess the agreement area to determine the distribution of potential shipwreck remains and provide a comprehensive site plan, to conduct test excavations in the agreement area necessary to determine the nature of potential shipwreck remains, to map and measure certain classes or artifacts in place and left in their original locations, to obtain any and all necessary permits for dredge and fill activities connected with its work, that recoveries, stabilization, cleaning, conservation (with the exception of artifacts conserved by FLDHR) and cataloging of items will be carried out by the Parties and the Parties will bear all costs of this process, including reasonable, actual costs incurred by FLDHR, that no division of artifacts collected before the date of this agreement will occur until all such artifacts have been conserved or it is demonstrated that conservation is ongoing and that such conservation will be completed in a timely manner, that during the term of this agreement all artifacts and materials collected at the shipwreck except as specified otherwise shall remain in possession of the Parties and the Parties shall be responsible for their safekeeping and proper care, and treat material collected from the shipwreck before execution of the agreement in a certain manner including a complete inventory of all extant artifacts prepared including description, catalog number, archaeological provenience and present location and shall submit such inventory to the FLDHR.

Item 1. Business - continued

Certain Agreements and Permits - continued

Any artifacts recovered in the area described in the agreement, including those recovered prior to the execution of this Agreement, which, in the opinion of the FLDHR and an independent professional conservator retained by the Parties, require conservation care greater than that being provided by the Parties, shall be transported to Tallahassee by mutually agreeable means for treatment in the FLDHR's conservation laboratory. The Parties shall reimburse the FLDHR for reasonable, actual costs incurred during conservation of the artifacts, if any is necessary. The FLDHR may recover mutually agreed upon artifacts from shipwreck site, and conservation of such items shall be the responsibility of FLDHR. The Parties shall he liable for reimbursing the FLDHR for the loss of that part of the total artifact suite adding up to the first $500.00 worth of recoveries made during the term of this agreement and while such artifacts are in their possession or under their control. The Parties shall obtain adequate loss protection insurance to cover the value of the total artifact suite and such insurance shall list FLDHR as a beneficiary.

Furthermore, under the agreement, FLDHR shall receive artifacts of its choosing to total 20% of the value of all items recovered based upon an archaeological point system that is mutually agreed upon. The Parties shall receive the remaining artifacts to be divided into two categories, exhibit artifacts that will be incorporated into a permanent exhibit and remaining artifacts that will be owned by the Parties without condition and which the Parties will receive fee simple title from FLDHR.

The division of artifacts will occur on an annual basis consistent with the renewal of the agreement. Once all artifacts are collected, the Parties will provide 30 days’ written notice to the FLDHR before a proposed division. FLDHR will be responsible for the transportation of the artifacts to Tallahassee.

Within one year of the division of any artifacts, the Parties also agreed to design, develop, fabricate and install a permanent museum exhibit with artifacts from the shipwreck in order to allow the public to be able to learn about the shipwreck site. The exhibit will be designed and fabricated in accordance with currently accepted museum standards.

Moreover, under the agreement the Parties agreed to observe various archeological guidelines including retaining the services of professional archeologists, conservators, and historians. The Parties’ archeologist must meet certain professional standards including the necessary criteria for professional underwater archeological work. The Parties must provide a copy of any remote sensing survey conducted during the term of the agreement to the FLDHR. There are various other specific archeological procedures that the Parties must follow under the agreement.

Popular publications and videos may be prepared by the Parties and such productions may be copyrighted by the Parties and will belong to the Parties and may he used for public or private purposes by the Parties as they see fit, provided, there will be an acknowledgement of the close working relationship between FLDHR and the Parties and no report, publication, or video will be made without consultation between the FLDHR and the Parties on the format and content, and no statement regarding the FLDHR will be made without the FLDHR's prior written approval which will not be unreasonably withheld.

The agreement may be cancelled by the FLDHR if the Parties fail to comply with any of the provisions contained in the agreement, including the archeological guidelines, provided that the Parties shall be given written notice of the intent to cancel and a reasonable time to cure any failure to comply.

Permits and Easements

Department of the Army/Corps of Engineers

Because the Company’s activities at the Juno Beach site will take place in or affect waters of the United States, the Company must obtain a permit from the United States Department of the Army/Corps of Engineers.  A permit was issued on December 16, 2008 by the Corps of Engineers. The permit was initially issued in the name of Tulco but was subsequently corrected by the Corps of Engineers by adding the Company to the permit. The work authorized under the permit is authorized for five years from the date of the issuance of the permit as long as the Parties have an agreement that is in full force and effect with the FLDHR. The work authorized under the permit is limited to archeological excavation and artifact recovery.

Item 1. Business - continued

Certain Agreements and Permits - continued

Under the permit the Parties are authorized to conduct an archeological site assessment and mapping of shipwreck artifacts involving the removal of sand to ground truth magnetometer anomalies through one of two methods:

1.	Removing the sand overburden by deflecting it out of the area with a column of water
2.	Using a 6-inch airlift to suction the overburden sand out of the area.

The permit contains various special conditions that the Parties must adhere to including using best management to control turbidity/erosion in order to protect waters outside of the permit area from siltation or excess turbidity, no exploration or artifact recovery at night without providing a sea turtle lighting plan, not to harm marine resources in the Atlantic Ocean including no exploration, excavation or artifact recovery within 600 feet of worm rock reefs, coral reefs or colonized hard bottom areas. Additional conditions of the permit prohibit the Company from causing damage to sea life and to perform archeological services with a view towards protecting various ocean organisms.  On a periodic basis the Parties are required to file reports with NOAA-Habitat Conservation Division, the U.S. Army Corps. Of Engineers, and the Palm Beach County, Environmental Resources Management. The Company must comply with the general and specific conditions of the permit in order for the permit to remain in effect.  The Company believes that it is in compliance with the conditions of this permit and this permit is effective as of the date of the filing of this Amendment No. 2 to the Form 10-K (subject to renewal of the Agreement with the FLDHR, as discussed above).

Florida Department of Environmental Protection

Because the Company’s activities at the Juno Beach site will take place on sovereignty submerged lands owned by the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, the Company must obtain a permit from the Florida Department of Environmental Protection (“FLDEP”).  The FLDEP issued a Environmental Resource Permit to the Company on December 10, 2008 for work to be performed at the Juno Beach shipwreck site.  The permit expires on December 9, 2013.  All activities taken pursuant to the permit must occur on barren sandy submerged bottom void of natural resources (as described in the permit).  The Company must follow the general and specific conditions of the permit in order for the permit to remain in effect. Such conditions include, but not are not limited to, compliance with all state water quality standards, installation and maintenance of compliant turbidity barriers, and submittal of periodic reports and certifications. Failure to comply with any general or specific condition of the permit may result in liability to the Company for damages and restoration, and the imposition of civil penalties up to $10,000 per violation per day. The Company believes that it is in compliance with the conditions of this permit and this permit is currently effective as of the date of the filing of this Amendment No. 2 to the Form 10-K (subject to renewal of the Agreement with the FLDHR, as discussed above).

Sovereignty Submerged Lands Cultural Resource Recovery Easement for Salvage Exploration and Operation Purposes

The Company received a Sovereignty Submerged Lands Cultural Resource Recovery Easement effective December 10, 2009 from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida (“Grantor”). Under the easement the Company is granted the nonexclusive right to use the sovereignty lands and water column described in the easement for salvage operations for five years from the effective date of the easement.

The easement is subject to various terms and conditions including that the Company will not engage in any activity except as described on the FLDEP permit. The Company’s use of the described lands shall not conflict with the conservation, protection and enhancement of said lands. The easement does not grant to the Company any claim or title to interest in the lands described in the easement. If the Company fails to keep and perform any activities in accordance with the authorization provided for herein, or should greater public benefit need or arise the Grantor shall have the right to terminate the easement on the 60th day following receipt by the Company of written notice form the Grantor.  The Company believes that it is in compliance with the conditions of this easement and the easement is currently effective (subject to renewal of the Agreement with the FLDHR, as discussed above).

Item 9B. Other Information

Environmental Permits/Agreement

In December of 2008 Seafarer obtained environmental permits related to the exploration and salvage of the Juno Beach shipwreck from the Department of the Army/Corp. of Engineers and the Florida Department of Environmental Protection (“FLDEP”). Seafarer also was granted an easement by the Florida Sovereign Submerged Land Trust (“FSSLT”). The permit from the Department of the Army/Corp. of Engineers is conditionally effective until December 10, 2013. The permit from the FLDEP is conditionally effective until December 15, 2013. The easement granted by the FSSLT is conditionally in effect until December 22, 2013.  The above referenced permits and easements are discussed in greater detail in Item 1. above.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: January 8, 2010	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board

Seafarer Exploration Corp.

Date: January 8, 2010	By:	/s/ Christopher Gilcher
Chief Financial Officer

Date: January 8, 2010	By:	/s/ Pella Ojasu
Pella Ojasu, Member of the Board