Form 10-K
period 2009-12-31
SEAFARER EXPLORATION CORP
filed 2010-04-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14497 N. Dale Mabry Highway, Suite 209N, Tampa, Florida 33618

(Address of principal executive offices)(Zip code)

Registrant’s telephone number: (813) 448-3577

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4,553,891 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 5, 2010, the Registrant had 353,658,136 outstanding shares of its common stock, $0.0001 par value.

SEAFARER EXPLORATION CORP.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seafarer Exploration Corp., a company organized under the laws of Delaware, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to continue as a going concern; general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management, as well as on assumptions based on information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to successfully locate cargo and artifacts from the Juno Beach shipwreck site and a number of other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report or as a result of certain economic and business factors, some of which may be beyond our control.

We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

As used in this Form 10-K, the terms “we,” “us,” “our,” “Seafarer,” and the “Company” mean Seafarer Exploration Corp. unless otherwise indicated.

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Delaware Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. The exploration and recovery of historic shipwrecks is by nature extremely speculative, and there is a very high degree of risk inherent in this type of business venture. The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may take several years and/or be prohibitively expensive to locate and recover valuable artifacts, if any are located at all, from historic shipwreck sites. It is possible that the Company will never locate any valuable artifacts from historic shipwreck sites. There are a number of other significant issues regarding this type of business venture that make it extremely risky with very high potential that the Company could fail. If the Company were to cease its operations, it is likely that there would be complete loss of all capital invested in and/or borrowed by the Company to date. The Company has not yet generated revenues and is therefore considered a development stage company.

Change of Control

In June of 2008, Organetix entered into a Share Exchange Agreement with Seafarer Exploration, Inc. (“Seafarer, Inc.”), a private company formed under the laws of Florida, and the shareholders of Seafarer Inc. pursuant to which Organetix agreed to acquire all of the outstanding shares of common stock of Seafarer Inc. from its shareholders. As consideration for the acquisition of the 18,905,083 shares of Seafarer Inc., Organetix agreed to issue an aggregate of 131,243,235 shares of Common stock, $0.0001 par value to the Seafarer, Inc. shareholders. Following this transaction, the stockholders of Seafarer, Inc. controlled the majority of the Organetix common stock and Seafarer Inc.’s management assumed operational, management and governance control of Organetix. As a result, this reverse merger transaction was treated retroactively as a recapitalization with Seafarer, Inc. being treated as the acquirer for accounting purposes.

In July of 2008, Organetix filed a Certificate of Ownership with the Secretary of State of the State of Delaware to merge Seafarer Exploration Corp., a wholly-owned subsidiary, into Organetix.  Pursuant to the Certificate of Ownership, Organetix’s Articles of Incorporation were amended to change its name to Seafarer Exploration Corp.  Also during 2008, the Company changed its fiscal year end from April 30 to December 31.

Development Stage Company

To date, the Company has devoted its time towards establishing its business and no revenues have been generated. As such, the Company is considered as being in the development stage, since its inception, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 915-10.

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the infrastructure necessary for the exploration and recovery of historic shipwreck sites and while actually exploring historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 14, 2010. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. The United Nations Educational Scientific and Cultural Organization has estimated that there are over three million undiscovered shipwrecks around the world. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo or artifacts of any kind. The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks.

There are also a number of significant issues regarding this type of business venture that make it extremely risky. The chance that the Company will actually recover artifacts of any significant value is remote. The exploration and recovery of historic shipwrecks is extremely speculative, and there is a high degree of risk inherent in this type of business venture. There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to fail, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company.

Item 1. Business - continued

Competition

There are a number of companies who publicly identify themselves as engaged in aspects of the historic shipwreck exploration and recovery industry. Some of these companies are publicly traded and there also a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be engaged in the exploration and recovery of historical shipwrecks. Many of these companies may be better capitalized and have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company is at a material competitive disadvantage as compared to other firms or individuals who are better capitalized and/or who possess more experience.

It is extremely challenging to build a publicly traded historic shipwreck exploration and recovery company. The exploration and recovery of historic shipwrecks requires a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities. The Company believes that it may be several years before it is able to generate any revenues from its operations, if any are ever generated at all.

Moreover, the expenses associated with being a small publicly traded company engaged in the historic shipwreck recovery business are prohibitive. The cost of operations may include the cost of buying or leasing a vessel, regular vessel maintenance and upkeep, ongoing vessel repairs due to wear and tear and damage by natural or human causes, docking fees, fuel, upgrades, equipment costs, personnel costs, insurance, registration costs, permitting, temporary lodging and provisions for divers and other personnel, etc. In addition to the operations expenses, a publicly traded company also incurs the significant recurring costs of maintaining publicly traded status, which include, but are not limited to legal, accounting, audit, executive, administrative, etc. These combined expenses are particularly burdensome for a smaller company such as Seafarer. The recurring expenses associated with being a publicly traded company focused on the exploration and recovery of historic shipwrecks may cause the Company to be at a significant competitive disadvantage when compared to some of its private competitors.

Governmental Regulation

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, both in terms of direct and ongoing compliance costs.

In particular, the laws and regulations regarding the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida are complex. A large amount of time and expense is required, in terms of Company resources, to comply with the existing laws and regulations. The State of Florida has, in the past, proposed new rules and regulations regarding the exploration and recovery of shipwrecks in Florida waters. The Company believes any new rules and regulations that are implemented into law would likely increase the cost of compliance and potentially force the Company to cease its operations. It is possible that the State of Florida may enact additional laws that ultimately make it impossible to conduct business as a commercial shipwreck exploration and recovery firm. It may also be possible that the State of Florida attempts to enact legislation that altogether bans the commercial exploration and recovery of historic shipwrecks in State controlled waters.

The Company believes it has a positive working relationship with the Bureau of Archeological Research (the “BAR”), the government agency that administers permits for the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida. Representatives of the BAR have been very helpful, professional and fair in their dealings with the Company. The Company believes that the persons who oversee the BAR are highly knowledgeable experts, who are a valuable resource, and the Company is appreciative of their efforts. The Company looks forward to maintaining a long-term, friendly and cooperative working relationship with the professionals at the BAR.

Florida Historic Shipwreck Exploration and Recovery

The full time diving season for historic shipwreck exploration and recovery in Florida waters is generally considered to be the summer months, from approximately the middle of May through Labor Day, although good weather conditions may allow operations to extend into the fall months. Inclement weather and hazardous ocean conditions generally hamper year round historical shipwreck salvage and recovery efforts in Florida waters. Other factors that may hinder the Company’s ability to conduct year round operations include lack of financing, downtime due to renewal of permits and agreements, and the inability to locate and retain skilled, competent and experienced personnel. During down times, the Company's operations personnel may, among other duties, spend time researching sites, reviewing site plans, maps, charts, and other related information and performing maintenance, overhaul, cleaning, etc.

Item 1. Business - continued

Juno Beach Shipwreck Site

The Company has previously performed exploration and recovery operations at a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes that it is possible that the Juno Beach Shipwreck may potentially be a sunken Spanish ship; however, the Company does not have definitive proof as to the country of origin. Because the Company does not currently have sufficient data to positively identify the Juno Beach Shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value.  Many of the historical ships from the 1500s to the 1700s that sank off of the coast of Florida were not carrying treasure or other valuable cargo. It is possible that the cargo the ship was originally carrying, if any, had little or no value at the time that the ship sank. Many ships of this period were supply ships that carried cargo such as food stores, water, supplies, etc., and if found, this type of cargo would more than likely be completely worthless in modern times. There is a possibility that the Company will never recover any artifacts or cargo of any significant value from the Juno Beach Shipwreck site.

Certain Permits and Agreements

Agreement with Tulco Resources, Ltd.

In March of 2007, Seafarer entered into a contract with Tulco Resources, Ltd. (“Tulco”) which granted the Company the exclusive rights to explore, locate, identify, and salvage the Juno Beach Shipwreck site within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”). The Exploration Agreement expired in March of 2009, and Tulco claims that the Company does not have any further rights to explore the Juno Beach Shipwreck site. Based on Tulco’s previous failure to obtain and/or maintain the required state permits and approvals for the Juno Beach Shipwreck site, the Company strongly disagreed with Tulco regarding the denial of its right to explore the site during 2009. The Company and Tulco have been in negotiations regarding a renewal of the agreement since last year. As of the date of this report, the Company and Tulco have not executed a renewal agreement. Based on the length of time these negotiations have been ongoing, there is a possibility that the Company and Tulco have reached an impasse and the Exploration Agreement may not be renewed.  Further delays in executing the renewal agreement may cause a partial or total cancellation of the 2010 diving season at the Juno Beach Shipwreck site, and the Company may not be able to explore the site in future years. The Exploration Agreement with Tulco is a key agreement for the Company to implement its business plan. If the Exploration Agreement is not satisfactorily renewed, then such consequence may have a material, adverse effect on the Company and its prospects.

Under the terms of the original Exploration Agreement, the Company was required to pay Tulco $20,000 for an artifact conservation program and laboratory to be operated as a joint venture between the parties. Tulco also agreed that the Company would have the exclusive right, title, and interest throughout the world to exploit the conservation program in any media format. Furthermore, Tulco agreed to handle all correspondence or any other matters with the State of Florida, or other departments, divisions, or agencies of the State of Florida, regarding the archeological guidelines that must be adhered to under an agreement with the State of Florida. The Company agreed to provide a crew, salvage boat and all of the equipment necessary to salvage the Juno Beach Shipwreck. The Company also agreed to furnish an archeologist, to oversee that the proper archeological procedures are used in the recovery of artifacts and documentation of the shipwreck and to pay all expenses related to exploration and recovery operations at the Juno Beach Shipwreck site.

The Exploration Agreement additionally stated that the State of Florida would receive up to 20% of the total value of artifacts recovered for the State of Florida’s museum collection.  Tulco agreed to seek a timely release, from the State of Florida, of the recovered artifacts not claimed by the State and to plan a division with the Company within thirty days of having permission from the State of Florida to do so.   After the State of Florida selects its artifacts, the Company and Tulco agreed to split any remaining artifacts equally and to appoint a division committee, with equal representation of both parties, and, if necessary, a third party knowledgeable in shipwreck artifacts. Based on this arrangement, each party would receive a net of 40% of artifacts recovered from the Juno Beach Shipwreck site and both parties would receive their share of artifacts at the same time. Tulco also agreed that it would not make any additional agreements that would dilute the Company’s share of artifacts recovered, without the Company’s prior written approval.

Additionally, under the Exploration Agreement, Tulco agreed to sell the Company an option to purchase up to twelve of the outstanding shares of Tulco for $35,000 per share.  The option requires $10,000 to be paid annually, prior to artifact recovery season and expires ten days after $1,000,000 worth of artifacts are recovered.

The original term of the Exploration Agreement was for one year, with one automatic one year renewal if the Company was recovering artifacts.  According to the Exploration Agreement, either Party may terminate the Exploration Agreement if the other party becomes unwilling or unable to perform its obligations under the Exploration Agreement (subject to Force Majeure exceptions, as defined in the Exploration Agreement) by providing thirty days’ written notice to the other party.

Item 1. Business - continued

Florida Division of Historical Resources Agreement

On November 4, 2008, the Company entered into an agreement with the State of Florida, Secretary of State, Division of Historical Resources (“FLDHR”) and Tulco regarding the Research and Recovery of Archeological Material (the “FLDHR Agreement”). The FLDHR Agreement relates to archeological work to be conducted by the Company and Tulco at the Juno Beach Shipwreck site, which is sovereignty submerged lands of the State of Florida, for the purpose of recording archeological information and recovering historic shipwreck artifacts. The FLDHR granted the Company and Tulco permission to remove artifacts from the Juno Beach Shipwreck site, in accordance with the covenants and conditions provided in the FLDHR Agreement, which limits the recovery to specifically defined boundaries of the sovereignty submerged lands described in the FLDHR Agreement.

The FLDHR Agreement expired on November 4, 2009. Prior to expiration, the Company provided written notification to the FLDHR of its intent to renew the FLDHR Agreement. Pending a renewal to the FLDHR Agreement, the Company cannot conduct artifact recovery operations at the Juno Beach Shipwreck site. The Company does not have any oral agreements with the FLDHR allowing it to conduct artifact recovery operations at the Juno Beach Shipwreck site while the FLDHR Agreement is in the renewal process. If the FLDHR Agreement is not renewed or if there are significant delays in the renewal process, then the Company may not be able to explore the Juno Beach Shipwreck site during the 2010 dive season and future plans to explore the site may have to be altered or cancelled. Although the FLDHR has not expressed any reason that the FLDHR Agreement will not be renewed, if it is not renewed, then such consequence may have a significant material adverse effect on the Company and its prospects.

Under the terms of the FLDHR Agreement, the Company and Tulco agreed, among other things: to survey and assess the Juno Beach Shipwreck site to determine the distribution of potential shipwreck remains; to provide a comprehensive site plan; to conduct test excavations in the area necessary to determine the nature of potential shipwreck remains; to map and measure certain classes or artifacts in place and left in their original locations; to obtain any and all necessary permits for dredge and fill activities connected with its work; to ensure that recoveries, stabilization, cleaning, conservation (with the exception of artifacts conserved by FLDHR) and cataloging of items will be carried out; to bear all costs of this process, including reasonable, actual costs incurred by FLDHR; to ensure that no division of artifacts collected before the date of the FLDHR Agreement occurs, until all such artifacts have been conserved or it is demonstrated that conservation is ongoing and that such conservation will be completed in a timely manner; to ensure that during the term of this agreement, all artifacts and materials collected at the Juno Beach Shipwreck site, except as specified otherwise, shall remain in possession of the Company and Tulco and to be responsible for their safekeeping and proper care; to treat material collected from the shipwreck before execution of the FLDHR Agreement in a certain manner; to prepare a complete inventory of all extant artifacts , including description, catalog number, archaeological provenience and present location; and to submit such inventory to the FLDHR.

Any artifacts recovered in the Juno Beach Shipwreck site, including those recovered prior to the execution of the FLDHR Agreement, which, in the opinion of the FLDHR and an independent professional conservator retained by the Parties, require conservation care greater than that being provided by the Company and Tulco, shall be transported to Tallahassee, Florida, by mutually agreeable means, for treatment in the FLDHR's conservation laboratory. The Company and Tulco shall reimburse the FLDHR for reasonable, actual costs incurred during the conservation of the artifacts, if any is necessary. The FLDHR may recover mutually agreed upon artifacts from the Juno Beach Shipwreck site, and conservation of such items shall be the responsibility of FLDHR.  The Parties shall also obtain adequate loss protection insurance to cover the value of the total artifact suite, and such insurance shall list FLDHR as a beneficiary.

Furthermore, under the FLDHR Agreement, the FLDHR shall receive artifacts of its choosing totaling 20% of the value of all items recovered, based upon an archaeological point system that is mutually agreed upon. The Company and Tulco shall receive the remaining artifacts, to be divided into two categories: (1) exhibit artifacts that will be incorporated into a permanent exhibit and (2)  artifacts that will be owned by the Company and Tulco, without condition, and which the Company and Tulco will receive fee simple title from the FLDHR.

The division of artifacts will occur on an annual basis, consistent with the renewal of the agreement. The FLDHR will be responsible for the transportation of their artifacts to Tallahassee.

Within one year of the division of any artifacts, the Company and Tulco also agreed to design, develop, fabricate and install a permanent museum exhibit to allow the public to be able to learn about the Juno Beach Shipwreck site. The exhibit will be designed and fabricated in accordance with currently accepted museum standards.

Moreover, under the FLDHR Agreement, the Company and Tulco agreed to observe various archeological guidelines, including retaining the services of professional archeologists, conservators, and historians. The archeologist must meet certain professional standards, including the necessary criteria for professional underwater archeological work. The Company and Tulco must provide a copy of any remote sensing survey conducted to the FLDHR. There are various other specific archeological procedures and guidelines that must be followed.

Item 1. Business - continued

The Company and Tulco may also prepare popular publications and videos.  Such productions may be copyrighted, will belong to the Company and Tulco and may be used for public or private purposes, provided that there is an acknowledgement of the close working relationship with the FLDHR on the format and content, and no statement regarding the FLDHR will be made without the FLDHR's prior written approval, which will not be unreasonably withheld.

The agreement may be cancelled by the FLDHR if the Company and Tulco fail to comply with any of the provisions contained in the FLDHR Agreement, including the archeological guidelines, provided that the Parties are given written notice of the intent to cancel and a reasonable time to cure any failures to comply.

Department of the Army/Corps of Engineers

Because the Company’s activities at the Juno Beach Shipwreck site will take place in or affect waters of the United States, the Company must obtain a permit from the United States Department of the Army/Corps of Engineers (the “Corps of Engineers”).  A permit was issued on December 16, 2008, by the Corps of Engineers. The work authorized under the permit is authorized for five years from the date of the issuance of the permit, as long as the Company has an agreement that is in full force and effect with the FLDHR. The work authorized under the permit is limited to archeological excavation and artifact recovery.

Under the permit the Company is authorized to conduct an archeological site assessment and mapping of shipwreck artifacts involving the removal of sand to ground truth magnetometer anomalies through one of two methods:

1.	Removing the sand overburden by deflecting it out of the area with a column of water

2.	Using a 6-inch airlift to suction the overburden sand out of the area.

The permit contains various special conditions that the Company must adhere to, including using best management to control turbidity/erosion in order to protect waters outside of the permit area from siltation or excess turbidity, no exploration or artifact recovery at night without providing a sea turtle lighting plan, not to harm marine resources in the Atlantic Ocean, including no exploration, excavation or artifact recovery within 600 feet of worm rock reefs, coral reefs or colonized hard bottom areas. Additional conditions of the permit prohibit the Company from causing damage to sea life and to perform archeological services with a view towards protecting various ocean organisms.  On a periodic basis, the Company is required to file reports with NOAA-Habitat Conservation Division, the U.S. Army Corps of Engineers, and the Palm Beach County Environmental Resources Management. The Company must comply with the general and specific conditions of the permit in order for the permit to remain in effect.  The Company believes that it is in compliance with the conditions of this permit and this permit is effective, subject to renewal of the FLDHR Agreement discussed above.

Florida Department of Environmental Protection

Because the Company’s activities at the Juno Beach Shipwreck site will take place on sovereignty submerged lands owned by the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, the Company must obtain a permit from the Florida Department of Environmental Protection (“FLDEP”).  The FLDEP issued an Environmental Resource Permit to the Company on December 10, 2008 for work to be performed at the Juno Beach Shipwreck site.  The permit expires on December 9, 2013.  All activities taken pursuant to the permit must occur on barren sandy submerged bottom void of natural resources (as described in the permit).  The Company must follow the general and specific conditions of the permit in order for the permit to remain in effect. Such conditions include, but are not limited to, compliance with all state water quality standards, installation and maintenance of compliant turbidity barriers and submittal of periodic reports and certifications. Failure to comply with any general or specific condition of the permit may result in liability to the Company for damages and restoration and the imposition of civil penalties up to $10,000 per violation, per day. The Company believes that it is in compliance with the conditions of this permit and that this permit is currently effective subject to renewal of the FLDHR Agreement discussed above.

Sovereignty Submerged Lands Cultural Resource Recovery Easement for Salvage Exploration and Operation Purposes

The Company received a Sovereignty Submerged Lands Cultural Resource Recovery Easement (the “Easement”) effective December 10, 2008 from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida (the “Grantor”). Under the Easement, the Company is granted the nonexclusive right to use the sovereignty lands and water column described in the Easement for salvage operations for five years from the effective date of the Easement.

The Easement is subject to various terms and conditions, including that the Company will not engage in any activity, except as described on the FLDEP permit. The Company’s use of the described lands shall not conflict with the conservation, protection and enhancement of said lands. The Easement does not grant to the Company any claim or title to interest in the lands described in the Easement. If the Company fails to perform activities in accordance with the authorization provided for in the Easement, or should greater public benefit arise, the Grantor shall have the right to terminate the Easement on the 60th day following receipt by the Company of written notice from the Grantor.  The Company believes that it is in compliance with the conditions of the Easement and that the Easement is currently effective, subject to renewal of the FLDHR Agreement discussed above.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209N, Tampa, Florida 33618. The base rental rate, including taxes, is $1,284 per month, plus additional monthly charges for services used by the Company. The term of the lease agreement commenced on October 1, 2008 and expires on March 31, 2010.

The Company leases a house that is located in the vicinity of Jupiter, Florida. The Company uses the house to dock its salvage vessels, perform maintenance and upkeep on its vessels, store equipment and gear, and to provide temporary work-related living quarters for its operations personnel involved in its exploration and recovery operations. The term of the lease agreement commenced on August 1, 2009 and expires on July 31, 2010. The base rental rate is $3,300 per month, not including deposits, and the Company must also cover the cost of utilities, including electric, water, etc. The Company agreed to pay additional fees over the course of the lease to cover deposits and the last month’s lease payment.

Item 3. Legal Proceedings.

On December 11, 2009, the Company, its Chief Executive Officer (“CEO”) and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company intends to mount a vigorous defense to such claims and has filed a motion to dismiss the plaintiffs’ complaint.

On December 17, 2009, the Company was named a defendant in Case Number 09-012905CO39, filed in the Circuit Court of Pinellas County, Florida, by a limited liability company, of which the Company’s CEO is a minority, non-controlling member.  The lawsuit alleges that the Company has failed and/or refused to pay for services rendered by the plaintiff, in breach of an agreement between the two parties. The plaintiff is seeking judgment against the Company in the amount of $13,520, plus damages that may accrue after the filing of the lawsuit, together with prejudgment interest, recoverable costs associated with the lawsuit and such other relief as may be appropriate under the circumstances.  The Company contends that the plaintiff has been paid in full for all services rendered, and intends to mount a vigorous defense to such claims.

Subsequent to December 31, 2009

On March 1, 2010, the Company, its CEO, Director, Chief Financial Officer (“CFO”), registered agent and Director of Compliance and Safety were named as defendants in Case Number 10000397CC, filed in the County Court of Martin County, Florida, by a person who formerly provided services to the Company as a captain, diver and general laborer. In the lawsuit, the plaintiff alleges that a former Company employee attacked the plaintiff, causing the plaintiff physical injuries, that the Company allowed personal items belonging to the plaintiff to be stolen from the Company’s dive house and that the Company wrongfully evicted the Plaintiff from the Company’s dive house. The plaintiff is seeking judgment against the Company and the above named individuals in the amount of $10,488, exclusive of court costs, fees and process of service. The Company believes that the plaintiff has no legal basis to hold the Company, or its executives and directors, accountable for alleged criminal activity by third parties. The Company also believes that there is no basis for the plaintiff’s remaining claims and intends to mount a vigorous defense to such claims.

On March 1, 2010, the Company, its CEO, Director, CFO, registered agent and Director of Compliance and Safety were named as defendants in Case Number 10000599CA, filed in the Circuit Court of Martin County, Florida, by a person who formerly provided services to the Company as a captain, diver and general laborer. The Company is not aware of the nature of the complaint or the alleged damages because it has not been served with this lawsuit.

Item 3. Legal Proceedings - continued

On March 2, 2010, the Company filed a complaint naming a person, who formerly provided services to the Company as a captain, diver and general laborer, as a defendant in Case Number 10-CA-004674, filed in the Circuit Court of Hillsborough County, Florida. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company’s alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company and has made false and defamatory statements damaging the Company’s reputation. The Company believes that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional payments from the Company. The Company intends to vigorously prosecute the defendant, both through civil action and in any related criminal complaints. In civil court, the Company is seeking injunctive relief and damages in an amount greater than $15,000, punitive damages to be determined at trial, costs and legal expenses allowed by law and such other further relief as the court may deem just and proper.

Item 4. Submission of Matters to a Vote of Security Holders.

We have not submitted a matter to a vote of our stockholders during the periods ended December 31, 2009 and 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the OTC Bulletin Board under the symbol “SFRX”, as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market and the sale of restricted securities by management or others may significantly depress the market price of the Company’s shares. Furthermore, the price of our common stock may be subject to a very high degree of volatility, which may make owning our common stock very risky.

The range of high and low bid prices for our common stock during each quarter for 2008 and 2009 and the first quarter of 2010 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.bigcharts.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2008	0.114	0.050
June 30, 2008	0.157	0.067
September 30, 2008	0.125	0.015
December 31, 2008	0.040	0.011
March 31, 2009	0.045	0.015
June 30, 2009	0.040	0.011
September 30, 2009	0.050	0.012
December 31, 2009	0.024	0.010
March 31, 2010	0.019	0.005

Holders

As of April 5, 2010, there were 1,686 shareholders holding 180,177,326 certificated securities and approximately 173,480,810 shares being held in “street name” in brokerage accounts by an indeterminate number of shareholders.

Transfer Agent

ClearTrust, LLC (“ClearTrust”) is the Company’s stock transfer agent. ClearTrust’s address is 17961 Hunting Bow Circle, Suite 102, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO. A Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in ClearTrust.

Dividend Policy

The Company did not declare cash dividends during the periods ended December 31, 2009 and 2008 or during the period from inception to December 31, 2009. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

Equity Compensation Plans

The Company has not established any formal equity compensation plans as of the date of this Annual Report on Form 10-K; however, the Company reserves the right to do so at a later date.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2009, the Company issued 4,395,000 of its restricted shares of its common stock to various consultants. These shares were issued in exchange for past and future transfer agency, recovery and dive operations, investor relations, web development and administrative consulting services. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services rendered to sophisticated and/or accredited investors.

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. The proceeds from the sale of such commons stock were used for working capital and the repayment of debt. On various dates during the three months ended December 31, 2009, the Company sold 5,166,700 shares of its restricted common stock for $47,342. The proceeds from the sale of such commons stock were used for working capital and the repayment of debt.

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

During the three month period ended December 31, 2009, the holders of convertible promissory notes with an aggregate face value of $24,000 converted their notes payable into 2,914,346 shares of the Company’s common stock. The offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the periods ended December 31, 2009 and 2008, the Company did not purchase any of shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements.  The Company’s actual results or actions may differ materially from these forward-looking statements for many reasons. This Item should be read in conjunction with the consolidated financial statements and related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Plan of Operation

During the periods ended December 31, 2009 and 2008, the Company has taken the following steps to implement its business plan:

•
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of exploring, salvaging and recovering historic shipwrecks. The Company has also performed some limited exploration and recovery activities.

•	Although the Company has not generated revenues to date our development activities continue to evolve. We have been a development stage company since inception, in accordance with ASC 915-10.

•
The Company completed the acquisition of Seafarer Inc., and as a result we are no longer a shell company as defined in Rule 144(i) under the Securities Act of 1933.  As discussed in Note 1 to our consolidated financial statements, the acquisition of Seafarer Inc. was characterized as a reverse-acquisition. Accordingly, the results of operations discussed in this Item 7, relate to the consolidated financial assets and liabilities and operations of Seafarer, Inc., as if it had been Organetix during the periods being discussed.

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring a historic shipwreck site located off of Juno Beach, Florida. The Company has been engaged in negotiations since last year to renew the Exploration Agreement regarding the Juno Beach Shipwreck site; however, as of the date of this report, the  Exploration Agreement has not been renewed. The Company is also in the process of renewing the FLDHR Agreement that expired in November of 2009; however, as of the date of this report, the FLDHR Agreement also has not been renewed.  Extended delays in renewing these agreements for the Juno Beach Shipwreck site could cause a partial or total cancellation of the Company’s plans to explore the site during the 2010 dive season. If the Company is unable to renew these agreements, then it may not be able to perform any future exploration and recovery operations at the Juno Beach Shipwreck site. If the Company is not able to conduct exploration and recovery operations at the Juno Beach Shipwreck site, then it will seek to perform exploration and recovery operations at an alternate shipwreck site or sites.

The Company previously entered into a purchase and sale agreement to obtain information regarding the theoretical location and details of a deepwater shipwreck that has been referred to as the DaVinci Project. The Company was not able to obtain the financing required to meet its obligations under the agreement and therefore was not able to secure the information regarding the DaVinci Project. As such, the Company believes that the party who controls access to the DaVinci Project information may have sold, or is in the process of selling, the information to another buyer. If another buyer has acquired the DaVinci Project information, then that buyer would have a significant advantage over the Company in terms of potentially locating the DaVinci Project deepwater shipwreck site, and the Company would have virtually no chance to ever make an exclusive claim, or possibly any claim at all, on the deepwater shipwreck site. If the Company is not able to perform any exploration or recovery operations, then it may have to suspend or cease its operations. If the Company ceases its previously stated efforts, there are not any plans to pursue other business opportunities.

Limited Operating History

To date, the Company has devoted its time towards establishing its business and no revenues have been generated. As such, the Company is considered as being in the development stage, since its inception, in accordance with ASC 915-10. The Company has not currently generated any revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At December 31, 2009, the Company had a working capital deficit of $297,653. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 14, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability, which may have a material adverse effect on the Company’s business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations. The Company’s lack of operating cash flow and reliance on the sale of its commons stock and loans to fund operations is extremely risky. If the Company is unable to continue to raise capital or obtain loans or other financing on terms that are acceptable to the Company, or at all, then it is highly likely that the Company will be forced to cease it operations. If the Company ceases its operations, then it is likely that all capital invested in and/or borrowed by the Company will be lost.

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through December 31, 2009 are $2,349,366. Since inception, we have incurred $1,525,033 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $199,690 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $160,349 in professional fees related to legal, auditing and accounting services.

The Company’s net loss for the period ended December 31, 2009 was $1,090,914 as compared to a net loss of $970,794 for the period ended December 31, 2008. The increase in the net loss for the period ended December 31, 2009, was primarily due to an increase in consulting and contractor expenses for executive, accounting, archeological, diving operations and administrative consulting services. During the period ended December 31, 2009, the Company incurred consulting and contractor expenses of $748,551 versus $615,887 for the period ended December 31, 2008. The increase in consulting expenses was largely due to an increase in stock based compensation paid to various consultants. For the period ended December 31, 2009 the Company incurred professional fees of $33,083 as compared to $97,689 for the period ended December 31, 2008. The period over period decrease in professional fees was due to the Company incurring significant professional fees in 2008 in conjunction with the Company’s reverse merger. The Company incurred travel and entertainment expenses of $39,895 during the period ended December 31, 2009 as compared to $74,048 during the period ended December 31, 2008. The decrease in travel and entertainment expenses was largely due to a reduced budget for travel and entertainment as a part of the Company’s efforts to control costs in 2009.  For the period ended December 31, 2009, the Company incurred interest expense of $65,384 as compared to $5,690 for the period ended December 31, 2008.  The increase in interest expense was due to the application of fair value measurement analysis to a convertible promissory note agreement that the Company entered into during 2009.

Liquidity and Capital Resources

At December 31, 2009, we had cash in the bank of $1,015.  As of March 31, 2010, we had cash in the bank of $70,038.  During the period ended December 31, 2009, and the period from inception to December 31, 2009, we incurred net losses of $1,090,914 and $2,349,366, respectively. At December 31, 2009, we had $44,704 in current assets and $342,357 in current liabilities, leaving us a working capital deficit of $297,653.

Subsequent to December 31, 2009, the Company has funded operations through the receipt of $119,696 from the issuance of common stock under subscription agreements, and the Company has received $50,500 in proceeds from convertible promissory notes and loans.

The Company is presently seeking additional financing. Based on our historical rate of expenditures, we expect to expend our available cash in less than one month from April 14, 2010. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance that the Company will be successful in raising additional capital and there may be other risks and circumstances that management may be unable to predict.

The Company’s ability to obtain additional financing will be subject to a variety of uncertainties. These conditions raise substantial doubt about our ability to continue as a going concern. The inability to raise additional funds on terms favorable to the Company, or at all, could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company is unable to obtain additional capital, it will be forced to scale back planned expenditures, which would adversely affect its business and financial condition. If the Company is unable to obtain additional financing, it is highly likely that the Company will be forced to cease operations and there is a very high probability that all capital that has been invested in or loaned to the Company will be lost.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Convertible Notes Payable, Notes Payable and Shareholder Loans

At December 31, 2009, the Company had convertible notes payable, notes payable and shareholder loans of $216,063, of which $71,800 were in default.  The following table reflects the convertible notes payable, notes payable and shareholder loans in default at December 31, 2009:

Issue Date	Maturity Date	Carrying Value	Interest Rate	Conversion Rate

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	$0.0150
September 1, 2009	November 1, 2009	11,000	10.00%	$0.0150
		15,300

Convertible notes payable, in default – related parties:
July 23, 2007	September 1, 2008	15,000	6.00%	$0.0144
January 7, 2009	January 7, 2010	5,000	10.00%	$0.0150
January 9, 2009	January 9, 2010	10,000	10.00%	$0.0150
		30,000

Notes payable, in default:
May 6, 2009	July 3, 2009	10,000	5.00%	NA

Notes payable, in default – related parties:
September 9, 2008	September 9, 2009	9,000	8.00%	NA
September 29, 2008	September 29, 2009	7,500	8.00%	NA
		16,500

	Total	$71,800

The Company does not have additional sources of debt financing to refinance its convertible notes payable, notes payable and shareholder loans that are currently in default.  If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the periods ended December 31, 2009 and 2008, and for the period from inception to December 31, 2009, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

Critical Accounting Estimates

Management is aware that certain changes in accounting estimates employed in generating consolidated financial statements can have the effect of making the Company look more or less profitable than it actually is.  Management does not believe that either the Company or its auditors have made any such changes in accounting estimates.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which was superseded by ASC 805.  ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. ASC 805 applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations and was effective for Company’s fiscal year beginning January 1, 2009.  The Company believes that adoption of ASC 805 will have an effect on its operating results, with respect to future acquisitions, if any.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which was superseded by ASC 815-10. ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about credit-risk-related contingent features in derivative agreements.   ASC 815-10 was effective for the Company’s fiscal year beginning January 1, 2009, and did not have a material effect on the Company’s consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was superseded by ASC 815-40.    ASC 815-40 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-40 was effective for the Company’s fiscal year beginning January 1, 2009 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of ASC 815-40 did have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB ASC will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The ASC, which changes the referencing of financial standards, became effective for the Company’s fiscal year ended December 31, 2009. The Company has included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s consolidated financial statements or disclosures as a result of the implementation.

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Consolidated Financial Statements.

Consolidated Financial Statements of Seafarer Exploration Corp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Seafarer Exploration Corp.

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, the eight months ended December 31, 2008 and the cumulative period from February 15, 2007 (inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seafarer Exploration Corp. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, the eight months ended December 31, 2008 and the cumulative period from February 15, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception.  These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/s/  Accell, P.A.

Tampa, Florida
April 14, 2010

2011 West Cleveland Street, Suite A ● Tampa, Florida 33606 ● 866.683.2727

 SEAFARER EXPLORATION CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Current
Cash	$1,015	$474
Notes receivable, including accrued interest	36,705	180,521
Deposits	6,984	21,284
Total Current Assets	44,704	202,279

Fixed assets, net of accumulated depreciation of $70,415 and $37,915, respectively	254,585	287,085

Total Assets	$299,289	$489,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$126,294	$147,415
Convertible notes payable	10,000	--
Convertible notes payable – related parties	9,000	--
Convertible notes payable, in default	15,300	90,000
Convertible notes payable, in default – related parties	30,000	15,000
Convertible note payable, at fair value	91,363	--
Note payable, in default	10,000	--
Notes payable, in default – related parties	16,500	56,500
Shareholder loans – related parties	33,900	100
Total Current Liabilities	342,357	309,015

Mezzanine equity - common stock, $0.0001 par value, 4,966,667 and 3,966,668 shares, respectively	129,000	64,500
Commitments and contingencies	--	--

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.0001 par value, 500,000,000 shares authorized, 317,671,312 shares issued and outstanding (December 31, 2008: 276,609,557)	31,767	27,661
Additional paid-in capital	2,145,531	1,346,640
Deficit accumulated during the development stage	(2,349,366)	(1,258,452)
Total Stockholders’ Equity (Deficit)	(172,068)	115,849

Total Liabilities and Stockholders’ Equity (Deficit)	$299,289	$489,364

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
Consolidated Statements of Operations

		For the
	For the	Eight Months	February 15, 2007
	Year Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
REVENUES	$--	$--	$--

EXPENSES
Consulting and contractor expenses	748,551	615,887	1,525,033
Vessel expenses	69,414	83,439	199,690
Professional fees	33,083	97,689	160,349
Travel and entertainment	39,895	74,048	142,005
General and administrative expenses	69,519	53,110	129,803
Rent expense	28,870	21,800	51,095
Depreciation	32,500	21,665	70,415
Other operating expenses	9,882	3,006	12,887
Total Expenses	1,031,714	970,644	2,291,277

Loss From Operations	(1,031,714)	(970,644)	(2,291,277)

OTHER (EXPENSE) INCOME
Interest expense	(65,384)	(5,690)	(72,224)
Interest income	6,184	5,540	14,135
Total Other (Expense) Income	(59,200)	(150)	(58,089)

NET LOSS	$(1,090,914)	$(970,794)	$(2,349,366)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	299,867,717	262,970,299

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock Shares	Common Stock value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 15, 2007 (Inception)	--	$--	$--	$--	$--
Common stock issued for cash	5,000,000	500	4,693	--	5,193
Net loss	--	--	--	(5,294)	(5,294)
Balance, April 30, 2007	5,000,000	500	4,693	(5,294)	(101)
Common stock issued for cash	5,000,000	500	4,500	--	5,000
Common stock issued for subscription agreements	7,533,333	753	612,247	--	613,000
Net loss	--	--	--	(282,364)	(282,364)
Balance, April 30, 2008	17,533,333	1,753	621,440	(287,658)	335,535
Recapitalization at reverse merger	233,522,002	23,352	68,148	--	91,500
Common stock issued for services	17,783,332	1,778	321,555	--	323,333
Common stock issued on conversion of notes payable	1,344,972	135	18,865	--	19,000
Common stock issued for subscription agreements	6,425,918	643	356,132	--	356,775
Reclassification to mezzanine equity	--	--	(64,500)	--	(64,500)
Funds received no shares issued	--	--	25,000	--	25,000
Net loss	--	--	--	(970,794)	(970,794)
Balance, December 31, 2008	276,609,557	27,661	1,346,640	(1,258,452)	$115,849
Common stock issued for services	11,670,000	1,167	503,123	--	504,290
Common stock issued on conversion of notes payable	8,608,384	861	108,638	--	109,499
Common stock issued for subscription agreements	20,783,371	2,078	251,630	--	253,708
Reclassification to mezzanine equity	--	--	(64,500)	--	(64,500)
Net loss	--	--	--	(1,090,914)	(1,090,914)
Balance, December 31, 2009	317,671,312	$31,767	$2,145,531	$(2,349,366)	$(172,068)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended	For the Eight Months Ended	February 15, 2007
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,090,914)	$(970,794)	$(2,349,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	504,290	323,333	827,623
Write-off of uncollectible deposit	20,000	--	20,000
Depreciation	32,500	21,665	70,415
Interest expense on issuance and fair value re-measurement of the convertible note payable	51,363	--	51,363
Changes in operating assets and liabilities:
Accrued interest on notes receivable	(6,184)	(5,521)	(11,705)
Deposits	(5,700)	(21,284)	(26,984)
Accounts payable and accrued liabilities	(16,622)	146,620	222,393
Net cash used in operating activities	(511,267)	(505,981)	(1,196,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments from notes receivable	150,000	(100,000)	(25,000)
Purchase of fixed asset	--	--	(325,000)
Net cash provided by (used in) investing activities	150,000	(100,000)	(350,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	104,300	60,000	228,300
Issuance of notes payable	10,000	56,500	66,500
Payments of notes payable	(40,000)	--	(40,000)
Loans from shareholders, net	33,800	(100)	33,700
Issuance of common stock	253,708	381,775	1,258,776
Net cash provided by financing activities	361,808	498,175	1,547,276

CHANGE IN CASH	541	(107,806)	1,015

CASH, BEGINNING OF PERIOD	474	108,280	--

CASH, ENDING OF PERIOD	$1,015	$474	$1,015

NONCASH OPERATING AND FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$91,500	$91,500
Convertible notes payable, including interest converted to common stock	$109,499	$19,000	$123,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$--	$3,660	$3,660
Income taxes	$--	$--	$--

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”), formerly Organetix, Inc. (“Organetix”), was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is to develop the infrastructure necessary to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. During 2008, the Company changed its fiscal year end from April 30 to December 31.

The Company is in the development stage and its activities during the development stage include developing a business plan and raising capital.

In June of 2008, Seafarer Exploration, Inc. (“Seafarer Inc.”) merged with Organetix pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of Seafarer Inc.’s common shares for 131,243,235 of Organetix post-merger common shares. Considering that Seafarer Inc.’s former shareholders controlled the majority of Organetix’s outstanding voting common stock, Seafarer Inc.’s management had actual operational control of Organetix and Organetix effectively succeeded its otherwise minimal operations to Seafarer Inc.’s operations.  Seafarer Inc. was considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of Seafarer Inc.’s common stock for the net monetary assets of Organetix, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. On the date of the merger, Organetix was a blank-check public shell company and had no assets and no liabilities. Consolidated financial statements presented herein and subsequent to the merger reflect the consolidated financial assets and liabilities and operations of Seafarer Inc., at their historical costs, giving effect to the recapitalization, as if it had been Organetix during the periods presented.

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $2,349,366 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 14, 2010. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern; however, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2009 and 2008, and for the period from inception to December 31, 2009, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2009 and 2008.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s consolidated financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The valuation of our derivative liability is determined using Level 1 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Upon inception, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), superseded by ASC 740-10. The Company did not recognize a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company did not recognize interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest related to unrecognized tax benefits in interest expense and penalties in other operating expenses.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fixed Assets and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Currently the Company’s only asset is a diving vessel, which was purchased for $325,000 during 2008 and is being depreciated over a 10 year useful life.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended December 31, 2009 and 2008 or for the period from inception to December 31, 2009.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2009, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which was superseded by ASC 505-50.  The Company issues compensatory shares for services including, but not limited to, executive management, accounting, archeological, operational, corporate communication and administrative consulting services.

Use of Estimates

The process of preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2009 and 2008, all of the Company’s convertible notes payable were classified as conventional instruments.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of December 31, 2009 and 2008, none of the Company’s convertible notes payable included a beneficial conversion option.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which was superseded by ASC 805.  ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. ASC 805 applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations and was effective for Company’s fiscal year beginning January 1, 2009.  The Company believes that adoption of ASC 805 will have an effect on its operating results, with respect to future acquisitions, if any.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which was superseded by ASC 815-10. ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about credit-risk-related contingent features in derivative agreements.   ASC 815-10 was effective for the Company’s fiscal year beginning January 1, 2009, and did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was superseded by ASC 815-40.    ASC 815-40 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-10 was effective for the Company’s fiscal year beginning January 1, 2009 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of ASC 815-40 did have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB ASC will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The ASC, which changes the referencing of financial standards, became effective for the Company’s fiscal year ended December 31, 2009. The Company has included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s consolidated financial statements or disclosures as a result of the implementation.

Subsequent Events

In accordance with  ASC 855, the Company evaluated subsequent events through the date of this audit report; the date the consolidated financial statements were available for issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the respective periods are as follows:

	For the Year Ended December 31, 2009	For the Eight Months Ended December 31, 2008
Net loss attributable to common shareholders	$(1,090,914)	$(970,794)

Weighted average shares outstanding:
Basic and diluted	299,867,717	262,970,299

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 5 - NOTES RECEIVABLE

At December 31, 2009 and 2008, the Company was owed a principal amount of $25,000 and $175,000, respectively, and accrued interest of $11,705 and $5,521, respectively, from three promissory notes due from a corporation. The notes bear interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the notes are technically in default.  The corporation has made regular payments on the balance during 2009 and management believes that the remaining balances due are collectible.

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At December 31, 2009 and 2008, respectively, the Company had 6,633,335 and 3,966,668 common shares issued and outstanding that were subject to anti-dilution protection guaranteeing the shareholders a minimum value ranging from $0.015 to $0.020 per share. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. Due to the fact that the number of shares required to settle this minimum value guaranty will not be known until the registration restrictions have expired, the Company cannot guarantee with certainty that it will have enough authorized shares to settle these agreements. Accordingly, these shares have been accounted for in accordance with the ASC 480-10. Pursuant to this guidance, the shares subject to the anti-dilution protection were valued at $129,000 and $64,500 at December 31, 2009 and 2008, respectively, and are required to be classified as mezzanine equity until such time as the anti-dilution feature expires.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2009	For the Eight Months Ended December 31, 2008
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96) %	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2009 and 2008, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $2,349,366 and $1,258,452, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2009 and 2008.

NOTE 8 - LEASE OBLIGATION

Corporate Office

The Company has an operating lease for its office space located in Tampa, Florida. The term of the lease agreement commenced on October 1, 2008 and expires on March 31, 2010. Rental expense for the corporate office was $12,644 and $3,853 for the periods ended December 31, 2009 and 2008, respectively, and $16,497 for the period from inception to December 31, 2009.  As of December 31, 2009, future minimum rental payments required under this non-cancelable operating lease was $3,853, all of which is due during 2010.

Operations House

The Company has an operating lease for a house located in the vicinity of Jupiter, Florida. The Company uses the house to docks its salvage vessels, perform maintenance and upkeep on its vessels, store equipment and gear and to provide temporary work-related living quarters for its divers and other personnel involved in its exploration and recovery operations. The term of the lease agreement commenced on August 1, 2009 and expires on July 31, 2010.  Rental expense for the house was $16,060 for the year ended December 31, 2009 and for the period from inception to December 31, 2009.  As of December 31, 2009, future minimum rental payments required under this non-cancelable operating lease was $23,100, all of which is due during 2010.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of December 31, 2009 and 2008:

Issue Date	Maturity Date	December 31, 2009	December 31, 2008	Interest Rate	Conversion Rate
Convertible notes payable:
November 30, 2009	May 30, 2010	$10,000	$--	6.00%	$0.0050

Convertible notes payable – related parties:
December 16, 2009	December 16, 2010	9,000	--	6.00%	$0.0050

Convertible notes payable, in default:
November 1, 2007	November 1, 2008	--	10,000	6.00%	$0.0144
December 1, 2007	December 1, 2008	--	10,000	6.00%	$0.0144
January 1, 2008	January 1, 2009	--	10,000	6.00%	$0.0144
May 21, 2008	June 1, 2009	--	10,000	6.00%	$0.0144
June 2, 2008	June 1, 2009	--	50,000	6.00%	$0.0144
August 28, 2009	November 1, 2009	4,300	--	10.00%	$0.0150
September 1, 2009	November 1, 2009	11,000	--	10.00%	$0.0150
		15,300	90,000

Convertible notes payable – related parties, in default:
July 23, 2007	September 1, 2008	15,000	15,000	6.00%	$0.0144
January 7, 2009	January 7, 2010	5,000	--	10.00%	$0.0150
January 9, 2009	January 9, 2010	10,000	--	10.00%	$0.0150
		30,000	15,000

		$64,300	$105,000

The convertible notes payable classified as “in default” are in default as of the date of this report.

Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of December 31, 2009 and 2008:

Issue Date	Maturity Date	December 31, 2009	December 31, 2008	Interest Rate
Notes payable, in default – related parties:
September 9, 2008	September 9, 2009	$9,000	$9,000	8.00%
September 29, 2008	September 29, 2009	7,500	12,500	8.00%
October 27, 2008	October 27, 2009	--	15,000	8.00%
September 9, 2008	September 9, 2009	--	20,000	8.00%
	Sub-total	16,500	56,500

Notes payable, in default:
May 6, 2009	July 3, 2009	10,000	--	5.00%

		$26,500	$56,500

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Shareholder Loans

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of December 31, 2009 and 2008:

Issue Date	Maturity Date	December 31, 2009	December 31, 2008	Interest Rate
Various	None stated	$22,900	$--	8.00%
Various	None stated	11,000	--	1.00%
		$33,900	$--

At December 31, 2009 and 2008, combined accrued interest on the convertible notes payable, notes payable and shareholder loans was $14,021 and $5,690, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE

On November 4, 2009, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $40,000, bears interest at 8.0% per annum and is due on May 4, 2010.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the lesser of (1) the Variable Conversion Price or (2) a Fixed Conversion Price of $0.25.  The Variable Conversion Price is defined as 42% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

In the evaluation of the financing arrangement, the Company concluded that the conversion feature did not meet the conditions set forth in current accounting standards for equity classification.  Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable.

Rather than accounting for the derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, both superseded by ASC 815, permits both holders and issuers of certain hybrid financial instruments, at inception, to irrevocably elect to measure the instrument in its entirety at fair value, with changes in fair value recognized in earnings. Pursuant to paragraph 5 of ASC 815-15-25, the fair value election may be made on an instrument-by- instrument basis at the time the hybrid financial instrument is acquired, issued or when a previously recognized financial instrument is subject to a re-measurement, but it is required to be supported by concurrent documentation or a preexisting documented policy for automatic election. However, the fair value election is not available for a hybrid financial instrument, unless the instrument contains an embedded derivative that ASC 815-15-25-1 would require to be bifurcated.  The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4.

At December 31 and November 4, 2009 (date of issuance), the convertible note payable, at fair value, was recorded at $91,362 and $120,058, respectively.

In connection with the issuance of the convertible note payable on November 4, 2009, the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the periods ended December 31, 2009 and 2008:

	For the Year Ended	For the Eight Months Ended
	December 31,	December 31,
	2009	2008
Interest expense recorded upon issuance of the convertible note payable	$(80,058)	$--
Interest recapture on fair value re-measurement of the convertible note payable	28,695	--
	$51,363	$--

NOTE 11 – MATERIAL AGREEMENT

Purchase and Sale Agreement for the DaVinci Project Research Materials

In December 2008, the Company entered into a purchase and sale agreement with a corporation to acquire the DaVinci Research Materials. The DaVinci Research Materials purportedly contain information as to the theoretical location of a deepwater shipwreck site that has been named the “DaVinci Project”. As used in the agreement with the corporation, the DaVinci Research Materials refers to any and all of the documents, data, records, reports, maps, compilations, computer models, writings and materials that are, in any way, related to the DaVinci Project. As of December 31, 2009, the Company had paid a total of $23,000 to the corporation towards the purchase of the DaVinci Research Materials; however, the Company was not able to obtain the financing required to meet its obligations under the agreement and, therefore, was not able to secure the information regarding the DaVinci Project. As such, the Company believes that the party who controls access to the DaVinci Project Research Materials may have sold, or be in the process of selling, the information to another buyer. If another buyer has acquired the DaVinci Research Materials, then that buyer would have a significant advantage over the Company in terms of potentially locating the DaVinci Project deepwater shipwreck site, and the Company would have virtually no chance to make an exclusive claim, or any claim at all, on the deepwater shipwreck site.

Agreement with Tulco Resources, Ltd.

In March of 2007, Seafarer entered into a contract with Tulco Resources, Ltd. (“Tulco”) which granted the Company the exclusive rights to explore, locate, identify, and salvage the Juno Beach Shipwreck site within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”). The Exploration Agreement expired in March of 2009, and Tulco claims that the Company does not have any further rights to explore the Juno Beach Shipwreck site. Based on Tulco’s previous failure to obtain and/or maintain the required state permits and approvals for the Juno Beach Shipwreck site, the Company strongly disagreed with Tulco regarding the denial of its right to explore the site during 2009. The Company and Tulco have been in negotiations regarding a renewal of the agreement since last year. As of the date of this report, the Company and Tulco have not executed a renewal agreement. Based on the length of time these negotiations have been ongoing, there is a possibility that the Company and Tulco have reached an impasse and the Exploration Agreement may not be renewed.  Further delays in executing the renewal agreement may cause a partial or total cancellation of the 2010 diving season at the Juno Beach Shipwreck site, and the Company may not be able to explore the site in future years. The Exploration Agreement with Tulco is a key agreement for the Company to implement its business plan. If the Exploration Agreement is not satisfactorily renewed, then such consequence may have a material, adverse effect on the Company and its prospects.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 11 – MATERIAL AGREEMENTS - continued

Under the terms of the Exploration Agreement, the Company was required to pay Tulco $20,000 for an artifact conservation program and laboratory to be operated as a joint venture between the parties. Tulco also agreed that the Company would have the exclusive right, title, and interest throughout the world to exploit the conservation program in any media format. Furthermore, Tulco agreed to handle all correspondence or any other matters with the State of Florida, or other departments, divisions, or agencies of the State of Florida, regarding the archeological guidelines that must be adhered to under an agreement with the State of Florida. The Company agreed to provide a crew, salvage boat and all of the equipment necessary to salvage the Juno Beach Shipwreck. The Company also agreed to furnish an archeologist, to oversee that the proper archeological procedures are used in the recovery of artifacts and documentation of the shipwreck and to pay all expenses related to exploration and recovery operations at the Juno Beach Shipwreck site.

The Exploration Agreement additionally stated that the State of Florida would receive up to 20% of the total value of artifacts recovered for the State of Florida’s museum collection.  Tulco agreed to seek a timely release, from the State of Florida, of the recovered artifacts not claimed by the State and to plan a division with the Company within thirty days of having permission from the State of Florida to do so.   After the State of Florida selects its artifacts, the Company and Tulco agreed to split any remaining artifacts equally and to appoint a division committee, with equal representation of both parties, and, if necessary, a third party knowledgeable in shipwreck artifacts. Based on this arrangement, each party would receive a net of 40% of artifacts recovered from the Juno Beach Shipwreck site and both parties would receive their share of artifacts at the same time. Tulco also agreed that it would not make any additional agreements that would dilute the Company’s share of artifacts recovered, without the Company’s prior written approval.

Additionally, under the Exploration Agreement, Tulco agreed to sell the Company an option to purchase up to twelve of the outstanding shares of Tulco for $35,000 per share.  The option requires $10,000 to be paid annually, prior to artifact recovery season and expires ten days after $1,000,000 worth of artifacts are recovered.

The original term of the Exploration Agreement was for one year, with one automatic one year renewal if the Company was recovering artifacts.  According to the Exploration Agreement, either Party may terminate the Exploration Agreement if the other party becomes unwilling or unable to perform its obligations under the Exploration Agreement (subject to Force Majeure exceptions, as defined in the Exploration Agreement) by providing thirty days’ written notice to the other party.

Florida Division of Historical Resources Agreement

On November 4, 2008, the Company entered into an agreement with the State of Florida, Secretary of State, Division of Historical Resources (“FLDHR”) and Tulco regarding the Research and Recovery of Archeological Material (the “FLDHR Agreement”). The FLDHR Agreement relates to archeological work to be conducted by the Company and Tulco at the Juno Beach Shipwreck site, which is sovereignty submerged lands of the State of Florida, for the purpose of recording archeological information and recovering historic shipwreck artifacts. The FLDHR granted the Company and Tulco permission to remove artifacts from the Juno Beach Shipwreck site, in accordance with the covenants and conditions provided in the FLDHR Agreement, which limits the recovery to specifically defined boundaries of the sovereignty submerged lands described in the FLDHR Agreement.

The FLDHR Agreement expired on November 4, 2009. Prior to expiration, the Company provided written notification to the FLDHR of its intent to renew the FLDHR Agreement. Pending a renewal to the FLDHR Agreement, the Company cannot conduct artifact recovery operations at the Juno Beach Shipwreck site. The Company does not have any oral agreements with the FLDHR allowing it to conduct artifact recovery operations at the Juno Beach Shipwreck site while the FLDHR Agreement is in the renewal process. If the FLDHR Agreement is not renewed or if there are significant delays in the renewal process, then the Company may not be able to explore the Juno Beach Shipwreck site during the 2010 dive season and future plans to explore the site may have to be altered or cancelled. Although the FLDHR has not expressed any reason that the FLDHR Agreement will not be renewed, if it is not renewed, then such consequence may have a significant material adverse effect on the Company and its prospects.

Under the terms of the FLDHR Agreement, the Company and Tulco agreed, among other things: to survey and assess the Juno Beach Shipwreck site to determine the distribution of potential shipwreck remains; to provide a comprehensive site plan; to conduct test excavations in the area necessary to determine the nature of potential shipwreck remains; to map and measure certain classes or artifacts in place and left in their original locations; to obtain any and all necessary permits for dredge and fill activities connected with its work; to ensure that recoveries, stabilization, cleaning, conservation (with the exception of artifacts conserved by FLDHR) and cataloging of items will be carried out; to bear all costs of this process, including reasonable, actual costs incurred by FLDHR; to ensure that no division of artifacts collected before the date of the FLDHR Agreement occurs, until all such artifacts have been conserved or it is demonstrated that conservation is ongoing and that such conservation will be completed in a timely manner; to ensure that during the term of this agreement, all artifacts and materials collected at the Juno Beach Shipwreck site, except as specified otherwise, shall remain in possession of the Company and Tulco and to be responsible for their safekeeping and proper care; to treat material collected from the shipwreck before execution of the FLDHR Agreement in a certain manner; to prepare a complete inventory of all extant artifacts , including description, catalog number, archaeological provenience and present location; and to submit such inventory to the FLDHR.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 11 – MATERIAL AGREEMENTS - continued

Any artifacts recovered in the Juno Beach Shipwreck site, including those recovered prior to the execution of the FLDHR Agreement, which, in the opinion of the FLDHR and an independent professional conservator retained by the Parties, require conservation care greater than that being provided by the Company and Tulco, shall be transported to Tallahassee, Florida, by mutually agreeable means, for treatment in the FLDHR's conservation laboratory. The Company and Tulco shall reimburse the FLDHR for reasonable, actual costs incurred during the conservation of the artifacts, if any is necessary. The FLDHR may recover mutually agreed upon artifacts from the Juno Beach Shipwreck site, and conservation of such items shall be the responsibility of FLDHR.  The Parties shall also obtain adequate loss protection insurance to cover the value of the total artifact suite, and such insurance shall list FLDHR as a beneficiary.

Furthermore, under the FLDHR Agreement, the FLDHR shall receive artifacts of its choosing totaling 20% of the value of all items recovered, based upon an archaeological point system that is mutually agreed upon. The Company and Tulco shall receive the remaining artifacts, to be divided into two categories: (1) exhibit artifacts that will be incorporated into a permanent exhibit and (2)  artifacts that will be owned by the Company and Tulco, without condition, and which the Company and Tulco will receive fee simple title from the FLDHR.

The division of artifacts will occur on an annual basis, consistent with the renewal of the agreement. The FLDHR will be responsible for the transportation of their artifacts to Tallahassee.

Within one year of the division of any artifacts, the Company and Tulco also agreed to design, develop, fabricate and install a permanent museum exhibit to allow the public to be able to learn about the Juno Beach Shipwreck site. The exhibit will be designed and fabricated in accordance with currently accepted museum standards.

Moreover, under the FLDHR Agreement, the Company and Tulco agreed to observe various archeological guidelines, including retaining the services of professional archeologists, conservators, and historians. The archeologist must meet certain professional standards, including the necessary criteria for professional underwater archeological work. The Company and Tulco must provide a copy of any remote sensing survey conducted to the FLDHR. There are various other specific archeological procedures and guidelines that must be followed.

The Company and Tulco may also prepare popular publications and videos.  Such productions may be copyrighted, will belong to the Company and Tulco and may be used for public or private purposes, provided that there is an acknowledgement of the close working relationship with the FLDHR on the format and content, and no statement regarding the FLDHR will be made without the FLDHR's prior written approval, which will not be unreasonably withheld.

The agreement may be cancelled by the FLDHR if the Company and Tulco fail to comply with any of the provisions contained in the FLDHR Agreement, including the archeological guidelines, provided that the Parties are given written notice of the intent to cancel and a reasonable time to cure any failures to comply.

Other Agreements

In January 2009, the Company entered into a verbal agreement to pay a consultant $2,500 per month, plus potential bonuses, to assist with and monitor compliance with state permits and agreements, environmental permits and safety issues. The agreement if terminable at-will and, as of the date of this report, the consultant is still providing services to the Company.  The agreement gives the Company discretion as to when the payments are made to the consultant.  At December 31, 2009, there was $17,500 due to the consultant for services performed and included in accounts payable and accrued liabilities in the accompanying balance sheet.

In January 2009, the Company entered into a verbal agreement to pay a consultant a minimum base fee of $2,000 per month, plus potential bonuses, to provide services to the Company as its lead archeologist. The monthly cash fee paid to the archeologist may increase over the base monthly fee depending on the amount of work required in a particular month. The agreement if terminable at-will and, as of the date of this report, the consultant is still providing services to the Company.  The agreement gives the Company discretion as to when the payments are made to the consultant.  At December 31, 2009, there was $33,750 due to the consultant for services performed and included in accounts payable and accrued liabilities in the accompanying balance sheet.

In October 2009, the Company entered into a six-month consulting agreement with a corporation to provide the Company with various consulting services, including management consulting, business advisory, shareholder information and public relations services, mergers and acquisitions consulting, corporate finance, corporate finance relations, introductions to financial relations companies, contacting the Company’s existing stockholders and introducing the Company to various members of the financial community.  Under the terms of the agreement, the Company agreed to pay the corporation $2,000 per month and to sell the corporation 5,000,000 shares of the Company’s restricted common stock for a total purchase price $2,500. According to the agreement, the shares are to be issued to the consultant as follows:  (1) 1,000,000 upon the execution of the agreement; (2) 1,000,000 by November 15, 2009; (3) 1,000,000 by December 15, 2009; (4) 1,000,000 by January 15, 2010; and (5) 1,000,000 by February 15, 2010. Additionally, under the terms of the agreement, the corporation is entitled to receive a 3% finder’s fee, as compensation, for the receipt by the Company of cash, as a result of any funding or merger event that occurs due to the services provided by the corporation. As of December 31, 2009, only the first $1,000,000 shares have been sold and issued to the corporation. The balance of the shares that scheduled to be paid at November 15, 2009 and December 15, 2009 were not issued. The agreement has been verbally extended and the Company anticipates that the balance of the shares will be issued at the time that services are rendered by the consultant.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 11 – MATERIAL AGREEMENTS - continued

In October 2009, the Company entered into an agreement to pay a corporation to provide diving, exploration, and recovery services in order to assist the Company with its recovery operations. The services were performed in October 2009, and in consideration for the services, the Company issued the principal shareholder of the corporation 1,250,000 shares of its restricted common stock, valued at $17,500. In accordance with ASC 718, the entire $17,500 was recorded as consulting and contractor expenses at the time of issuance.

In December 2009, the Company entered into a consulting agreement with its transfer agent, ClearTrust, LLC (“ClearTrust”). Under the terms of the agreement, ClearTrust agreed to assist and advise the Company regarding the annual shareholder meeting and proxy administration. In particular, ClearTrust has agreed to analyze the Company’s bylaws, organize future shareholder meetings, typeset, proof, and print notice of shareholder meetings, mail notice of shareholder meetings, proxy card and consolidated financial statements to shareholders, tabulate shareholder votes and meeting attendance, provide certified shareholder lists, provide certified voting results and assist with shareholder services. Per its obligation under the agreement, the Company issued the consultant 2,000,000 shares of its restricted common stock, with a value of $24,000, in 2009.  In accordance with ASC 718, the entire $24,000 was recorded as consulting and contractor expenses at the time of issuance.

NOTE 12 – DIVISON OF ARTIFACTS AND TREASURE

Under the Exploration Agreement, the Company was required to split any artifacts or treasure that it successfully recovers from the Juno Beach Shipwreck site with the FLDHR and Tulco. The division of artifacts and treasure was agreed to be:

20% to the FLDHR
40% to Tulco
40% to the Company

More specifically, the FLDHR has the right to select up to 20% of the total value of recovered artifacts and treasure for the State's museum collection. After the FLDHR has selected those artifacts and treasure that it feels will complement its collection, then the Company and Tulco will split the remaining artifacts and treasure equally.

In addition to the division of artifacts with the FLDHR and Tulco, the Company has entered into agreements where it may be required to pay additional percentages of its net share of any artifacts that it recovers at the Juno Beach Shipwreck site:

▪
In exchange for the use of an individual’s boat, the Company has an agreement to pay that individual a fee that is a net 1.0% of the Company’s share of any artifacts that are located at the Juno Beach Shipwreck. The 1.0% is net of the division of artifacts with the FLDHR and Tulco.

▪
The Company has an agreement with an individual to conduct a search for artifacts within a specified radius of certain coordinates that are located within the Juno Beach Shipwreck site. In consideration for the individual successfully locating artifacts in the specified areas, the Company has agreed to pay the individual a fee that is a net 2.5% of the Company’s share of any artifacts that are located at the Juno Beach Shipwreck. The 2.5% is net of the division of artifacts with the FLDHR and Tulco.

▪
The Company may elect to pay its divers or other personnel involved in the search for artifacts by giving them a percentage of the artifacts that they locate. At the present time, the Company does not have any written or oral agreements to pay any of its dive personnel a net percentage of any recovered artifacts; however, the Company reserves the right to do so in the future.

▪
The Company has become aware that an individual has made a claim that he has a legally valid and binding agreement with Tulco to receive a percentage of any artifacts recovered from the Juno Beach Shipwreck. The individual has purportedly claimed that his agreement with Tulco was executed several years prior to the Company and Tulco entering into the Exploration Agreement in March 2007. The Company has not been able to verify the legal standing of this claim. If this alleged agreement exists and is legally valid and binding, or if there are other agreements that have a valid, legal claim on the Juno Beach Shipwreck site, then such consequences may have a material adverse effect on the Company and its prospects.

NOTE 13 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company intends to mount a vigorous defense to such claims and has filed a motion to dismiss the plaintiffs’ complaint.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 13 – LEGAL PROCEEDINGS- continued

On December 17, 2009, the Company was named a defendant in Case Number 09-012905CO39, filed in the Circuit Court of Pinellas County, Florida, by a limited liability company, of which the Company’s CEO is a minority, non-controlling member.  The lawsuit alleges that the Company has failed and/or refused to pay for services rendered by the plaintiff, in breach of an agreement between the two parties. The plaintiff is seeking judgment against the Company in the amount of $13,520, plus damages that may accrue after the filing of the lawsuit, together with prejudgment interest, recoverable costs associated with the lawsuit and such other relief as may be appropriate under the circumstances.  The Company contends that the plaintiff has been paid in full for all services rendered, and intends to mount a vigorous defense to such claims.

Subsequent to December 31, 2009

On March 1, 2010, the Company, its CEO, Director, Chief Financial Officer (“CFO”), registered agent and Director of Compliance and Safety were named as defendants in Case Number 10000397CC, filed in the County Court of Martin County, Florida, by a person who formerly provided services to the Company as a captain, diver and general laborer. In the lawsuit, the plaintiff alleges that a former Company employee attacked the plaintiff, causing the plaintiff physical injuries, that the Company allowed personal items belonging to the plaintiff to be stolen from the Company’s dive house and that the Company wrongfully evicted the Plaintiff from the Company’s dive house. The plaintiff is seeking judgment against the Company and the above named individuals in the amount of $10,488, exclusive of court costs, fees and process of service. The Company believes that the plaintiff has no legal basis to hold the Company, or its executives and directors, accountable for alleged criminal activity by third parties. The Company also believes that there is no basis for the plaintiff’s remaining claims and intends to mount a vigorous defense to such claims.

On March 1, 2010, the Company, its CEO, Director, CFO, registered agent and Director of Compliance and Safety were named as defendants in Case Number 10000599CA, filed in the Circuit Court of Martin County, Florida, by a person who formerly provided services to the Company as a captain, diver and general laborer. The Company is not aware of the nature of the complaint or the alleged damages because it has not been served with this lawsuit.

On March 2, 2010, the Company filed a complaint naming a person who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company believes that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional payments from the Company. The Company intends to vigorously prosecute the defendant, both through civil action and in any related criminal complaints. In civil court, the Company is seeking injunctive relief and damages in an amount greater than $15,000, punitive damages to be determined at trial, costs and legal expenses allowed by law, and such other further relief as the court may deem just and proper. In addition, the Company believes that there may be additional parties that have conspired with, and have assisted, the defendant in making defamatory statements, and in tortuously interfering with certain business relationships of the Company. The Company intends to vigorously pursue all available courses of legal action against any parties who may be involved.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has a convertible note payable due to Pelle Ojasu, a Director of the Company. This convertible note payable, with a face value of $15,000, was issued prior to the June 2008 merger discussed in Note 1 and bears interest at a rate of 6% per annum.  The note is convertible, at the note holder’s option, into the Company’s common stock at a post merger adjusted price of $0.0144 per share.  The convertible note payable was due on or before September 1, 2008, and is secured by substantially all of the assets of the Company.  This convertible note payable is currently in default due to non-payment of principal and interest.

In September 2008, the Company entered into a note payable agreement in the amount of $9,000 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum, with interest only payments due quarterly. The note was due and payable on September 9, 2009. As of December 31, 2009, the note was in default due to non-payment of principal and interest.

In September 2008, the Company entered into a note payable agreement in the amount of $12,500 with a corporation. Seafarer’s CEO is a director of the corporation and our CFO provides services to an affiliate of the corporation. The note is not secured and bears interest at the rate of 8% per annum, with interest only payments due quarterly. The note was due and payable on September 29, 2009. The Company repaid $5,000 of the note in June of 2009.  As of December 31, 2009, this note payable was still outstanding and was in default due to the non-payment of principal and interest.

In October 2008, the Company entered into a note payable agreement in the amount of $15,000 with a person who is related to the CEO of the Company. The note payable is not secured and bears interest at the rate of 8% per annum, with interest only payments due quarterly. The note was due and payable on October 27, 2009. The Company repaid $5,000 of the note payable in June of 2009. In December 2009, the note holder agreed to assign the remaining balance of the note, $10,000, to an investor pursuant to a “wrap” around agreement between the Company, the note holder and the investor. Under the terms of the agreement, the Company and the note holder agreed that the original promissory note would be modified with a convertibility option. The investor made a payment to the note holder to repay the note, and the investor received 1,538,462 shares of the Company’s common stock in exchange for repayment of the note.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 14 – RELATED PARTY TRANSACTIONS- continued

In January 2009, the Company entered into a convertible note payable agreement with a person related to the Company’s CEO.  This convertible note payable, with a face amount of $10,000, bears interest at a rate of 10% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured by substantially all of the assets of the Company.  This convertible note payable is currently in default due to non-payment of principal and interest.

In January 2009, the Company entered into a convertible note payable agreement with a person related to the Company’s CEO.  The convertible note payable, with a face amount of $5,000, bears interest at a rate of 10% per annum with interest payments to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 7, 2010 and is secured by substantially all of the assets of the Company.  This convertible note payable is currently in default due to non-payment of principal and interest.

On various dates in 2009, Pelle Ojasu, a Director of the Company, provided a net total of $22,800 of loans to the Company on various dates. These loans are recorded on the Company’s balance sheet as shareholder loans. The Company does not have a written loan agreement with Mr. Ojasu for these loans. These loans are not secured and the Company has agreed to pay Mr. Ojasu interest at a rate of 8% per annum on the borrowed funds and to repay the principal amount at a future date, which has not yet been determined.

On various dates in 2009, a limited liability company provided a net total of $11,000 of loans to the Company on various dates. These loans are recorded on the Company’s balance sheet as shareholder loans. The loans are not secured and the Company has agreed to pay the limited liability company 1% interest per annum on the borrowed funds and to repay the principal amount at a future date, which has not yet been determined.

In October 2009, the Company sold 1,900,000 shares of its restricted common stock to four individuals who are all related to the Company’s CEO in exchange for a total of $19,000.

In December 2009 the Company entered into note payable agreement in the amount of $9,000 with a person who is related to the Company’s CEO.  The note payable is convertible at the lender’s option into the Company’s common stock at $0.005 per share. The loan bears interest at a rate of 6% and is unsecured.  The principal amount of the loan plus accrued interest is due on or before December 16, 2010.

During the year ended December 31, 2009, the Company engaged a limited liability company to serve as its stock transfer agent. The limited liability company is owned and controlled by a person who is related to the Company’s CEO. In addition, a Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in the limited liability company and the Company’s CFO previously owned a minority, non-controlling interest in the limited liability company. At December 31, 2009, the Company owed the limited liability company $2,383 for transfer agency services rendered and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. The Company also entered into a separate consulting agreement with the limited liability company. Pursuant to the consulting agreement, the Company issued the limited liability company 2,000,000 shares of its restricted common stock and recorded $24,000 of expense, which is included in “Consulting and contractor expenses” on the Consolidated Statements of Operations.

During the year ended December 31, 2009, the Company issued 10,500,000 shares of its restricted common stock to a limited liability company controlled by its CFO in consideration for services and as an inducement for its CFO to continue to provide services to the Company and recorded $262,500 of expense which is included in “Consulting and contractor expenses” on the Consolidated Statements of Operations. All of the shares were returned and the shares were cancelled during 2009; however, in accordance with ASC 718, the Company still recognized the $262,500 of expense related to the stock issuance.

During the year ended December 31, 2009, the Company paid $5,400 to a person who is related to its CEO to provide temporary secretarial, administrative and clerical services.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company has funded operations through the receipt of $119,696 from the issuance of common stock under subscription agreements, and the Company has received $50,500 in proceeds from convertible notes payable and notes payable.

One of the convertible notes payable, with a face value of $6,000, is with a person who is related to the Company’s CEO.  The loan is not secured and bears interest at the rate of 6% per annum. The lender has the option to convert the loan into shares of the Company’s common stock at a price of $0.005 per share. The principal balance of the loan, plus accrued interest, is due and payable on January 25, 2011.

Subsequent to December 31 2009, the Company became involved three legal proceedings per Note 13 above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 19, 2009, the Company dismissed Cross, Fernandez, and Riley LLP (“CFR”) as its principal independent registered accountants and appointed Accell, P.A. as its new principal independent registered accountants. There were no disagreements between the Company and CFR regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The information required by Item 304 of Regulation S-K with respect to the change in the Company’s independent accountants was provided in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2009.

Item 9A(T). Controls and Procedures.

Management’s Responsibility for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2009.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

* The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected on a timely basis.

* We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the managements view that to have audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's consolidated financial statements.

* We have not achieved an optimal segregation of duties for executive officers of the Company.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible following remedial measures:

* Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company's consolidated financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

Item 9A(T). Controls and Procedures - continued

* Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

* Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

* Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The Company has not made any change in our internal control over financial reporting during the period ended December 31, 2009.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	49	President, Chief Executive Officer, Chairman of the Board
Christopher Gilcher	39	Chief Financial Officer
Pelle Ojasu	40	Director

Kyle Kennedy
President, Chief Executive Officer, Chairman of the Board

In 2001, Kyle Kennedy co-founded Spartan Group Holdings, Inc., a group of companies offering security sales and trading and investment banking services. In 2003, Mr. Kennedy was also one of the founders of Island Stock Transfer, a securities transfer and processing company with whom he is still associated. Prior experience includes: August 1995 to Present – President of Kennedy and Associates, Business Consultants; March 1998 to December 1998 – Vice President Corporate Finance, Palm State Equities, Inc.; January 1999 to September 1999 – Vice President Investment Banking, 1st American Investment Banking; September 1999 to May 2000 – President and CEO, Nowtrade Corp. Mr. Kennedy is a senior financial executive, CEO, and President, with over 28 years experience in the brokerage business. He has held the following licenses: Series 3,4,7,52,63, 24 and 55. He created, built and co-managed over $400 million of assets in money management, with specific focus in equity analysis. Mr. Kennedy’s public company experience includes his position as Executive Vice President and ultimately, acting President, of a public holding company with four diverse operating entities. He performed the day to day operations of the company and management. He was directly responsible for the turnaround of this complex, diverse holding company and successfully developed and implemented a creditor workout plan, negotiating with over 100 creditors, collection agencies and attorneys.

Christopher Gilcher
Chief Financial Officer

Chris Gilcher has worked with emerging growth companies in the areas of business and strategic planning, corporate finance, and corporate development. Mr. Gilcher is the President of Paladin Corporate Services, LLC. Mr. Gilcher holds an M.B.A. and a B.S. in Finance from the University of South Florida

Pelle Ojasu
Director

Pelle Ojasu is an entrepreneur and an active investor. Mr. Ojasu has been the managing member of Gateline, LLC since December of 2006. Gateline, LLC is a shipping and logistics company. Mr. Ojasu has also been the principal of Speedwell Trade, Inc., a Swedish company, since January of 1997. Speedwell Trade, Inc. is an export company to Europe.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/09	--	--	--	--	--	--	--	--
	12/31/08	--	--	--	--	--	--	--	--
Christopher Gilcher (2)	12/31/09	$60,000	--	--	--	--	--	--	$60,000
	12/31/08	$37,000	$2,000	--	--	--	--	--	$39,000
Pelle Ojasu (3)	12/31/09	--	--	--	--	--	--	--	--
	12/31/08	--	--	$240,000	--	--	--	$20,000	$260,000
Mary Pecoraro (4)*	12/31/08	$19,741	$500	--	--	--	--	--	$20,241

*Subsequent to December 31, 2008 Mary Pecoraro is no longer with the Company.

(1)
The Company does not pay a salary and does not accrue benefits on behalf of Mr. Kennedy. Mr. Kennedy did not receive any salary or stock based compensation during the years ended December 31, 2009 and December 31, 2008. The Company provides Mr. Kennedy with periodic expense advances and reimburses him for expenses.

(2)
The Company has verbally agreed to pay a limited liability company that is controlled by Mr. Gilcher a minimum of $5,000 per month, plus bonuses, to be paid at the Company’s discretion, for the services of Mr. Gilcher as the CFO. The Company has also agreed to reimburse Mr. Gilcher for expenses.

(3)
Mr. Ojasu did not receive a salary or any stock based compensation during the year ended December 31, 2009. For the period ending December 31, 2008, the Company paid Mr. Ojasu a payment of $20,000 and 12,000,000 restricted shares of the Company’s common stock, valued at $240,000, for his efforts and involvement in the development and growth of the Company since its inception.

(4)
In 2008, the Company verbally agreed to pay Ms. Pecoraro a fee of $3,800 per month to perform duties as the Company’s Corporate Secretary and to provide administrative, accounting and secretarial consulting services.

Executive Compensation

All compensation paid to executives for the periods ending December 31, 2009 and 2008 is reflected in the Summary Compensation Table.

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors for the periods ending December 31, 2009 and 2008 is reflected in the Summary Compensation Table.

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

Our total authorized capital stock consists of 500,000,000 shares of common stock, $0.0001 par value per share. As of April 5, 2010, there were 353,658,136 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of April 5, 2010, there were no shares of preferred stock issued and outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - continued

This table reflects shares that were issued and outstanding as of April 5, 2010.

		Percentage
		Of Common
		Shares
	Shares of Common Stock	Beneficially
Name and Address of Beneficial Owner(1)	Beneficially Owned	Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	35,159,500(3)	9.94%
Pelle Ojasu – Director	10,905,920(4)	3.08%
Chris Gilcher – CFO	4,000,000(5)	1.13%
All directors and officers as a group (3 persons)	50,065,420	14.16%
Credo Argentarius, LLC	34,700,000(3)	9.81%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209N, Tampa, Florida 33618.
(2)	Percentages are based on 353,658,136 shares of common stock issued and outstanding at April 5, 2010.
(3)
For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include:  (a) 34,700,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by  Mr. Kennedy’s wife (Credo’s mailing address is 18829 Rue Loire, Lutz, FL 33558), (b) 300,000 shares legally owned by one of Mr. Kennedy’s daughters and (c) 159,500 shares legally owned by another one of Mr. Kennedy’s daughters. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.  The share amount does not include, and Mr. Kennedy is not reported as the beneficial owner of 3,840,267 shares legally owned by Mr. Kennedy’s brother, 1,247,000 shares legally owned by Mr. Kennedy’s father, 1,094,000 shares legally owned by another one of Mr. Kennedy’s daughters, or 800,000 shares legally owned by another of  Mr. Kennedy’s brothers.

(4)
For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Ojasu include:  (a) 10,705,920 shares directly owned by Mr. Ojasu, and (b) 200,000 shares legally owned by Mr. Ojasu’s daughter.  This statement shall not be construed as an admission that Mr. Ojasu is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.  The share amount does not include, and Mr. Ojasu is not reported as the beneficial owner of, 464,845 shares legally owned by Mr. Ojasu’s brother

(5)	Consists of 4,000,000 shares legally owned by a limited liability company that is controlled by Mr. Gilcher.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has a convertible note payable due to Pelle Ojasu, a Director of the Company. This convertible note payable, with a face value of $15,000, was issued prior to the June 2008 merger discussed in Note 1 and bears interest at a rate of 6% per annum.  The note is convertible, at the note holder’s option, into the Company’s common stock at a post merger adjusted price of $0.0144 per share.  The convertible note payable was due on or before September 1, 2008, and is secured by substantially all of the assets of the Company.  This convertible note payable is currently in default due to non-payment of principal and interest.

In September 2008, the Company entered into a note payable agreement in the amount of $9,000 with a person who is related to the CEO of the Company. The note is not secured and bears interest at the rate of 8% per annum, with interest only payments due quarterly. The note was due and payable on September 9, 2009. As of December 31, 2009, the note was in default due to non-payment of principal and interest.

In September 2008, the Company entered into a note payable agreement in the amount of $12,500 with a corporation. Seafarer’s CEO is a director of the corporation and our CFO provides services to an affiliate of the corporation. The note is not secured and bears interest at the rate of 8% per annum, with interest only payments due quarterly. The note was due and payable on September 29, 2009. The Company repaid $5,000 of the note in June of 2009.  As of December 31, 2009, this note payable was still outstanding and was in default due to the non-payment of principal and interest.

In October 2008, the Company entered into a note payable agreement in the amount of $15,000 with a person who is related to the CEO of the Company. The note payable is not secured and bears interest at the rate of 8% per annum, with interest only payments due quarterly. The note was due and payable on October 27, 2009. The Company repaid $5,000 of the note payable in June of 2009. In December 2009, the note holder agreed to assign the remaining balance of the note, $10,000, to an investor pursuant to a “wrap” around agreement between the Company, the note holder and the investor. Under the terms of the agreement, the Company and the note holder agreed that the original promissory note would be modified with a convertibility option. The investor made a payment to the note holder to repay the note, and the investor received 1,538,462 shares of the Company’s common stock in exchange for repayment of the note.

In January 2009, the Company entered into a convertible note payable agreement with a person related to the Company’s CEO.  This convertible note payable, with a face amount of $10,000, bears interest at a rate of 10% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured by substantially all of the assets of the Company.  This convertible note payable is currently in default due to non-payment of principal and interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence - continued

In January 2009, the Company entered into a convertible note payable agreement with a person related to the Company’s CEO.  The convertible note payable, with a face amount of $5,000, bears interest at a rate of 10% per annum with interest payments to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 7, 2010 and is secured by substantially all of the assets of the Company.  This convertible note payable is currently in default due to non-payment of principal and interest.

On various dates in 2009, Pelle Ojasu, a Director of the Company, provided a net total of $22,800 of loans to the Company on various dates. These loans are recorded on the Company’s balance sheet as shareholder loans. The Company does not have a written loan agreement with Mr. Ojasu for these loans. These loans are not secured and the Company has agreed to pay Mr. Ojasu interest at a rate of 8% per annum on the borrowed funds and to repay the principal amount at a future date, which has not yet been determined.

On various dates in 2009, a limited liability company provided a net total of $11,000 of loans to the Company on various dates. These loans are recorded on the Company’s balance sheet as shareholder loans. The loans are not secured and the Company has agreed to pay the limited liability company 1% interest per annum on the borrowed funds and to repay the principal amount at a future date, which has not yet been determined.

In October 2009, the Company sold 1,900,000 shares of its restricted common stock to four individuals who are all related to the Company’s CEO in exchange for a total of $19,000.

In December 2009, the Company entered into note payable agreement in the amount of $9,000 with a person who is related to the Company’s CEO.  The note payable is convertible at the lender’s option into the Company’s common stock at $0.005 per share. The loan bears interest at a rate of 6% and is unsecured.  The principal amount of the loan plus accrued interest is due on or before December 16, 2010.

During the year ended December 31, 2009, the Company engaged a limited liability company to serve as its stock transfer agent. The limited liability company is owned and controlled by a person who is related to the Company’s CEO. In addition, a Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in the limited liability company and the Company’s CFO previously owned a minority, non-controlling interest in the limited liability company. At December 31, 2009, the Company owed the limited liability company $2,383 for transfer agency services rendered and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. The Company also entered into a separate consulting agreement with the limited liability company. Pursuant to the consulting agreement, the Company issued the limited liability company 2,000,000 shares of its restricted common stock and recorded $24,000 of expense, which is included in “Consulting and contractor expenses” on the Consolidated Statements of Operations.

During the year ended December 31, 2009, the Company issued 10,500,000 shares of its restricted common stock to a limited liability company controlled by its CFO in consideration for services and as an inducement for its CFO to continue to provide services to the Company and recorded $262,500 of expense which is included in “Consulting and contractor expenses” on the Consolidated Statements of Operations. All of the shares were returned and the shares were cancelled during 2009; however, in accordance with ASC 718, the Company still recognized the $262,500 of expense related to the stock issuance.

During the year ended December 31, 2009, the Company paid $5,400 to a person who is related to its CEO to provide temporary secretarial, administrative and clerical services.

The Company did not enter into any transactions with its directors and executive officers during the periods ending December 31, 2009 and 2008, other than as disclosed above, and as of December 31, 2009, no additional transactions were proposed.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the periods ended December 31, 2009 and 2008, the Company paid $33,952and $31,500, respectively, in fees for professional services rendered for the audit and review of our consolidated financial statements.

Tax Fees

For the periods ended December 31, 2009 and 2008, the Company did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the periods ended December 31, 2009 and 2008.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 10, 2008.

10.2	Consulting Agreement by and between Chris Davis and Organetix, Inc. dated June 23, 2008, incorporated by reference to Form 10-K filed with the Commission on May 11, 2009.

10.3
Purchase and Sale Agreement by and between Sinclair Educational Archaeological Research Expeditions, Inc., Vanessa E. Friedman, James J. Sinclair and Seafarer Exploration, Inc. ("Buyer") dated July 2, 2008, incorporated by reference to Form 10-Q for the period ending September 30, 2008 filed with the Commission on November 14, 2008.

10.4
Agreement Regarding Research and Recovery of Archaeological Material Between Florida Division of Historical Resources and Tulco Resources, Ltd. and Seafarer Exploration Corp. dated November 4, 2008, incorporated by reference to Form 10-K filed with the Commission on May 11, 2009.

10.5
Cancellation Agreement by and between Sinclair Educational Archaeological Research Expeditions, Inc., Vanessa E. Friedman, James J. Sinclair and Seafarer Exploration Corp. dated December 9, 2008, incorporated by reference to Form 10-K filed with the Commission on May 11, 2009.

10.6	Consulting Agreement by and between Shane Ivancoe and Seafarer Exploration Corp. dated August 5, 2009. Filed with this Form 10-K.

10.7	Services Agreement by and between Investors Voice, LLC and Seafarer Exploration Corp. dated August 19, 2009. Filed with this Form 10-K.

10.8	Agreement to locate shipwrecks by and between Mark Fleckenstein and Seafarer Exploration Corp. dated August 25, 2009. Filed with this Form 10-K.

10.9	Advisory Council Agreement by and between Mark Fleckenstein and Seafarer Exploration Corp. dated September 1, 2009. Filed with this Form 10-K.

Item 15. Exhibits - continued

10.10	Advisory Council Agreement by and between Daniel Meisenheimer and Seafarer Exploration Corp. dated September 1, 2009. Filed with this Form 10-K.

10.11	Advisory Council Agreement by and between James Sinclair and Seafarer Exploration Corp. dated September 1, 2009. Filed with this Form 10-K.

10.12	Consulting Agreement by and between Frank Heidel and Seafarer Exploration Corp. dated September 21, 2009. Filed with this Form 10-K.

10.13	Consulting Agreement by and between Mirador Consulting, Inc. and Seafarer Exploration Corp. dated October 15, 2009. Filed with this Form 10-K.

10.14	Consulting Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated December 7, 2009. Filed with this Form 10-K.

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 14, 2010	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board

Date: April 14, 2010	By:	/s/ Christopher Gilcher
Chief Financial Officer

Date: April 14, 2010	By:	/s/ Pelle Ojasu
Pelle Ojasu, Director