Form 10-Q
period 2010-03-31
SEAFARER EXPLORATION CORP
filed 2010-05-24
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number 000-29461

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	73-1556428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14497 N. Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618

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

Yes ☐ No ☑

As of May 12, 2010, there were 380,758,136 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2010

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Consolidated Balance Sheets: March 31, 2010 and December 31, 2009	5

Condensed Consolidated Statements of Operations: For the three ended March 31, 2010 and 2009 and the period from inception (February 15, 2007) to March 31, 2010	6

Condensed Consolidated Statements of Cash Flows: For the three months ended March 31, 2010 and 2009 and the period from inception (February 15, 2007) to March 31, 2010	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T. Controls and Procedures	23

PART II: OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

SIGNATURES	26

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$83,651	$1,015
Notes receivable	37,534	36,705
Deferred finance fees	24,315	--
Deposits and other receivables	6,984	6,984
Total current assets	152,484	44,704

Property and equipment – net	246,461	254,585
Total Assets	$398,945	$299,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$143,483	$126,294
Convertible notes payable	10,000	10,000
Convertible notes payable – related parties	15,000	9,000
Convertible notes payable, in default	15,300	15,300
Convertible notes payable, in default – related parties	25,000	30,000
Convertible note payable, at fair value	97,760	91,363
Notes payable	40,000	--
Notes payable – related parties	7,500	--
Notes payable, in default	10,000	10,000
Notes payable, in default – related parties	--	16,500
Stockholder loans	31,900	33,900
Total current liabilities	395,943	342,357

Commitments and contingencies

Mezzanine equity – common stock, par value $0.0001	41,333	129,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; no shares issued or outstanding at March 31, 2010 and December 31, 2009
Common stock, $0.0001 par value – 500,000,000 shares authorized; 363,258,136 and 317,671,312 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	35,566	31,767
Additional paid-in capital	2,588,183	2,145,531
Deficit accumulated during the development stage	(2,662,080)	(2,349,366)
Total stockholders’ equity (deficit)	(38,331)	(172,068)
Total Liabilities and Stockholders’ Equity (Deficit)	$398,945	$299,289

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 15,
			2007
	Three months ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010
Revenue	$--	$--	$--

Expenses:
Consulting and contractor expenses	191,656	32,892	1,716,689
Vessel expenses	6,976	8,617	206,666
Professional fees	51,425	13,320	211,774
Travel and entertainment	3,693	7,879	145,698
General and administrative expenses	7,343	6,306	137,146
Rent expense	6,594	6,348	57,689
Depreciation	8,124	8,125	78,539
Loss on extinguishment of debt	41,500	--	41,500
Other operating expenses	--	56	12,887
Total operating expenses	317,311	83,543	2,608,588
Loss from operations	(317,311)	(83,543)	(2,608,588)
Other income (expense):
Interest expense	(7,082)	(708)	(79,306)
Interest income	11,679	1,870	25,814
Total other income (expense)	4,597	1,162	(53,492)

Net loss	$(312,714)	$(82,381)	$(2,662,080)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	340,839,721	277,627,742

 See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Three months ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,714)	$(82,381)	$(2,662,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,124	8,125	78,539
Amortization of deferred finance costs	685	--	685
Interest expense on issuance and fair value adjustment on convertible note payable	6,397	--	57,760
Interest accrued on note receivable	(829)	--	(12,534)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of related party debt	41,500	--	41,500
Stock issued for services	129,870	--	957,493
Changes in operating assets and liabilities:
Deposits and other receivables	--	--	(26,984)
Accounts payable and accrued liabilities	(592)	(82,832)	221,801
Net cash used in operating activities	(127,559)	(157,088)	(1,323,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principle payments from notes receivable	--	118,130	(25,000)
Acquisition of equipment	--	--	(325,000)
Net cash provided by (used in) investing activities	--	118,130	(350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	158,695	35,000	1,417,471
Proceeds from the issuance of convertible notes	6,000	15,000	234,300
Proceeds from the issuance of notes payable	47,500	--	114,000
Payments on notes payable	--	--	(40,000)
Payments on loans from stockholders	(2,000)	13,500	31,700
Net cash provided by financing activities	210,195	63,500	1,757,471

NET INCREASE IN CASH	82,636	24,542	83,651
CASH, BEGINNING OF PERIOD	1,015	474	--
CASH, END OF PERIOD	$83,651	$25,016	$83,651

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued for loan financing fees	$5,000	$--	$5,000
Common stock issued to satisfy minimum value guarantee	$87,667	$--	$87,667
Convertible debt converted to common stock including accrued interest	$65,218	$50,000	$188,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Transition Report on Form 10-K for the twelve months ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010 or for any future period.

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

In June of 2008, Seafarer Exploration, Inc. (“Seafarer Inc.”) merged with Organetix pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of Seafarer Inc.’s common shares for 131,243,235 of Organetix post-merger common shares. Considering that Seafarer Inc.’s former stockholders controlled the majority of Organetix’s outstanding voting common stock, Seafarer Inc.’s management had actual operational control of Organetix and Organetix effectively succeeded its otherwise minimal operations to Seafarer Inc.’s operations.  Seafarer Inc. was considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of Seafarer Inc.’s common stock for the net monetary assets of Organetix, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. On the date of the merger, Organetix was a blank-check public shell company and had no assets and no liabilities. Consolidated financial statements presented herein and subsequent to the merger reflect the consolidated financial assets and liabilities and operations of Seafarer Inc., at their historical costs, giving effect to the recapitalization, as if it had been Organetix during the periods presented.

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $2,662,080 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 21, 2010. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2010 and 2009, and for the period from inception to March 31, 2010, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2010 and 2009.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements  (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s consolidated financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended March 31, 2010 and 2009 or for the period from inception to March 31, 2010.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2010, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which was superseded by ASC 505-50.  The Company issues compensatory shares for services including, but not limited to, executive management, accounting, archeological, operational, corporate communication and administrative consulting services.

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
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Convertible Notes Payable - continued

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of March 31, 2010 and 2009, none of the Company’s convertible notes payable included a beneficial conversion option.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on accounting for arrangement with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine the estimated selling prices will be required.  This guidance is effective prospectively for interim and annual periods after June 15, 2010.  The Company has not yet determined the impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value adjustments.  This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward.  The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques.  The guidance applies to all techniques.  The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements.  The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statement disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the respective periods are as follows:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Net loss attributable to common stockholders	$(312,714)	$(82,381)

Weighted average shares outstanding:
Basic and diluted	340,839,721	277,627,742

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - NOTES RECEIVABLE

At March 31, 2010 and December 31, 2009, the Company was owed a principal amount of $25,000 and accrued interest of $12,534 and $11,705, respectively, from three promissory notes due from a corporation. The notes bear interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the notes are technically in default.  The corporation made regular payments on the balance during 2009 and management believes that the remaining balance due is collectible.

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

At March 31, 2010 and 2009, respectively, the Company had 2,166,667 and 3,966,668 common shares issued and outstanding that were subject to anti-dilution protection guaranteeing the stockholders a minimum value ranging from $0.015 to $0.020 per share. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. Due to the fact that the number of shares required to settle this minimum value guaranty will not be known until the registration restrictions have expired, the Company cannot guarantee with certainty that it will have enough authorized shares to settle these agreements. Accordingly, these shares have been accounted for in accordance with the ASC 480-10. Pursuant to this guidance, the shares subject to the anti-dilution protection were valued at $41,333 and $129,000 at March 31, 2010 and December 31, 2009, respectively, and are required to be classified as mezzanine equity until such time as the anti-dilution feature expires.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended March 31, 2010		For the Year Ended December 31, 2009
Income tax at federal statutory rate	(34.00)%		(34.00)%
State tax, net of federal effect	(3.96	) %	(3.96)%
	37.96%		37.96%
Valuation allowance	(37.96)%		(37.96)%
Effective rate	0.00%		0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2010 and December 31, 2009, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $2,662,080 and $2,349,366, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2010 and 2009.

NOTE 8 - LEASE OBLIGATION

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209N, Tampa, Florida 33618. The base rental rate, including taxes, is $1,284 per month, plus additional monthly charges for operating expenses and services used by the Company. The term of the lease agreement commenced on October 1, 2008 and expired on March 31, 2010. The Company is currently utilizing this space on a month-to-month basis.

Operations House

The Company has an operating lease for a house located in the vicinity of Jupiter, Florida. The Company uses the house to docks its salvage vessels, perform maintenance and upkeep on its vessels, store equipment and gear and to provide temporary work-related living quarters for its divers and other personnel involved in its exploration and recovery operations. The base rental rate is $3,300 per month, not including deposits and late fees, and the Company must also pay for utilities, including electric, water, etc. The Company agreed to pay additional fees over the course of the lease to cover deposits and the last month’s lease payment. he term of the lease agreement commenced on August 1, 2009 and expires on July 31, 2010.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of March 31, 2010 and December 31, 2009:

Issue Date	Maturity Date	March 31, 2010	December 31, 2009	Interest Rate	Conversion Rate
Convertible notes payable:
November 30, 2009	May 30, 2010	$10,000	$10,000	6.00%	$0.0050

Convertible notes payable – related parties:
December 16, 2009	December 16, 2010	15,000	9,000	6.00%	$0.0050

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
September 1, 2009	November 1, 2009	11,000	11,000	10.00%	$0.0150
		15,300	15,300

Convertible notes payable – related parties, in default:
July 23, 2007	September 1, 2008	15,000	15,000	6.00%	$0.0144
January 7, 2009	January 7, 2010	--	5,000	10.00%	$0.0150
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
		25,000	30,000

		$65,300	$64,300

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q was ready for issue.

Notes Payable

The following table reflects the notes payable as of March 31, 2010 and December 31, 2009:

Issue Date	Maturity Date	March 31, 2010	December 31, 2009	Interest Rate
Notes payable:
February 22, 2010	August 22, 2010	$20,000	$--	3.00%
February 24, 2010	August 24, 2010	20,000	--	3.00%
		40,000	--

Notes payable – related parties:
February 24, 2010	February 24, 2011	7,500	--	6.00%

Notes payable, in default:
May 6, 2009	July 3, 2009	10,000	10,000	5.00%

Notes payable, in default – related parties:
September 9, 2008	September 9, 2009	--	9,000	8.00%
September 29, 2008	September 29, 2009	--	7,500	8.00%
		--	16,500

		$57,500	$26,500

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Stockholder Loans

The following table reflects the stockholder loans as of March 31, 2010 and December 31, 2009:

Issue Date	Maturity Date	March 31, 2010	December 31, 2009	Interest Rate
Various	None stated	$22,900	$22,900	8.00%
Various	None stated	9,000	11,000	1.00%
		$31,900	$33,900

During the three months ended March 31, 2010 the Company settled a $7,500 related party note payable that was in default. The debt was satisfied through the issuance of 7,000,000 shares of the Company’s common stock. The Company recorded an extinguishment loss of $41,500 representing the difference between the carrying amount of the debt and the fair value of the common stock issued.

At March 31, 2010 and December 31, 2009, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $6,932 and $48,497, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

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

Rather than accounting for the derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , SFAS No. 155,  Accounting for Certain Hybrid Financial Instruments,  both superseded by ASC 815, permits both holders and issuers of certain hybrid financial instruments, at inception, to irrevocably elect to measure the instrument in its entirety at fair value, with changes in fair value recognized in earnings. Pursuant to paragraph 5 of ASC 815-15-25, the fair value election may be made on an instrument-by- instrument basis at the time the hybrid financial instrument is acquired, issued or when a previously recognized financial instrument is subject to a re-measurement, but it is required to be supported by concurrent documentation or a preexisting documented policy for automatic election. However, the fair value election is not available for a hybrid financial instrument, unless the instrument contains an embedded derivative that ASC 815-15-25-1 would require to be bifurcated.  The Company   elected to account for the hybrid contract under the guidance of ASC 815-15-25-4.

At March 31, 2010, December 31, 2009 and November 4, 2009 (date of issuance), the convertible note payable, at fair value, was recorded at $97,760, $91,363 and $120,058, respectively.

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
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the periods ended March 31, 2010 and 2009:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2010	2009
Interest expense recorded upon issuance of the convertible note payable	$--	$(80,058)
Interest recapture on fair value re-measurement of the convertible note payable	(6,397)	28,695
	$(6,397)	$51,363

NOTE 11 – MATERIAL AGREEMENT

Purchase and Sale Agreement for the DaVinci Project Research Materials

In December 2008, the Company entered into a purchase and sale agreement with a corporation to acquire the DaVinci Research Materials. The DaVinci Research Materials purportedly contain information as to the theoretical location of a deepwater shipwreck site that has been named the “DaVinci Project”. As used in the agreement with the corporation, the DaVinci Research Materials refers to any and all of the documents, data, records, reports, maps, compilations, computer models, writings and materials that are, in any way, related to the DaVinci Project. As of March 31, 2010, the Company had paid a total of $23,000 to the corporation towards the purchase of the DaVinci Research Materials; however, the Company was not able to obtain the financing required to meet its financial obligations under the agreement and, therefore, was not able to secure the information regarding the DaVinci Project. As such, the Company believes that the party who controls access to the DaVinci Project information has sold the information to another buyer. If another buyer has acquired the DaVinci Project information, then that buyer would have a significant advantage over the Company in terms of potentially locating the DaVinci Project deepwater shipwreck site, and the Company would have virtually no chance to ever make an exclusive claim, or possibly any claim at all, on the deepwater shipwreck site. As a result of these developments the Company believes that it is no longer feasible to continue to pursue the DaVinci Project; however, the Company does intend to explore its legal rights based on the previous payments made to acquire the DaVinci Project research information.

Agreement with Tulco Resources, Ltd.

In March of 2007, the Company entered into a contract with Tulco Resources, Ltd. (“Tulco”) which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”). Tulco has alleged that the Exploration Agreement expired sometime during or prior to March of 2009 and the Company did not have any rights to explore the Juno Beach site in the years 2009, 2010 and beyond and the Company does not have any ownership rights to any artifacts that have been recovered from the site. The Company has strongly disagreed with Tulco’s stance regarding its rights to explore the site in 2009 due in part to Tulco’s past failures to obtain and/or maintain the required state permits and approvals for the site which caused delays to the Company’s previous diving seasons and resulted in significant expenses being incurred by the Company in regards to its efforts to secure the agreements and permits. The Company and Tulco have been in protracted negotiations regarding a renewal of the Exploration Agreement since last year. As of the date of this report, the Company and Tulco have not executed a renewal to the Exploration agreement. Based on the length of time these negotiations have been ongoing there is a possibility that the Company and Tulco have reached an impasse and there may not be a renewal to the Exploration Agreement. Further delays in executing the renewal agreement may cause a partial or total cancellation to the 2010 diving season at the Juno Beach shipwreck site and the Company may not be able to explore the site in future years. The Exploration Agreement with Tulco is a key contract to the Company implementing its business plan. If the Exploration Agreement with Tulco is not satisfactorily renewed, then such consequence may have a material adverse effect on the Company and its prospects.

Florida Division of Historical Resources Agreement

On November 4, 2008, the Company entered into an agreement with the Florida Division of Historical Resources (“FLDHR”) and Tulco regarding the Research and Recovery of Archeological Material (the “FLDHR Agreement”). The FLDHR Agreement expired on November 4, 2009. The FLDHR granted the Company and Tulco permission to remove artifacts from the Juno Beach Shipwreck site, in accordance with the covenants and conditions provided in the FLDHR Agreement. The Company has provided written notification to the FLDHR of its intent to renew the FLDHR Agreement. Pending a renewal to the FLDHR Agreement, the Company cannot conduct artifact recovery operations at the Juno Beach Shipwreck site. The Company does not have any oral agreements with the FLDHR allowing it to conduct artifact recovery operations at the Juno Beach Shipwreck site while the FLDHR Agreement is in the renewal process. The Company has provided additional information for the FLDHR to review for compliance. If the FLDHR Agreement is not renewed or if there are continued delays in the renewal process, then the Company may not be able to explore the Juno Beach Shipwreck site during the 2010 dive season and plans to explore the site in future years may have to be altered or cancelled. If the FLDHR Agreement is not renewed, then such consequence may have a significant material adverse effect on the Company and its prospects.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT - continued

Other Agreements

In October 2009, the Company entered into a six-month consulting agreement with a corporation to provide the Company with for various consulting services, including management consulting, business advisory, stockholder information and public relations services, mergers and acquisitions consulting, corporate finance, corporate finance relations, introductions to financial relations companies, contacting the Company’s existing stockholders and introducing the Company to various members of the financial community.  Under the terms of the agreement, the Company agreed to pay the corporation $2,000 per month and to issue 5,000,000 shares of the Company’s restricted common stock for a total purchase price of $2,500. During the period ended March 31, 2010 the consultant was issued 2,000,000 shares of the Company’s restricted common stock and these shares are included as an expense in consulting and contractor fees in the accompanying income statement. The Company and the consultant agreed in a written addendum to extend the term of the original agreement to July 15, 2010.

Agreements Entered Into During the Period ended March 31, 2010

The Company entered into an agreement with a corporation to provide various “above the water” photography services over a four day period. The photographs will be completely edited and the Company will own all rights to the photographs. The photography company agreed to accept 2,000,000 restricted shares of the Company’s common stock in lieu of a cash payment of $12,000. All of the shares were issued to the principal of the corporation and these shares are included as an expense in consulting and contractor fees in the accompanying income statement. The Company must use the services prior to December 31, 2010. As of the date of this report the photography services have not yet been rendered. The Company also paid the principal of the photography company $600 to cover time and travel expenses related to consulting for the photography services.

The Company entered into an agreement with a corporation to charter a yacht for the purposes of taking a photographer to obtain photographs of various “above the water” sites and areas on the East Coast of Florida. The Company will have the right to use the yacht for three days of photography services at a price of $1,200 per day for a total cost of $3,600. The Company must use the yacht charter service during the period of March 30, 2010 through December 31, 2010. The agreement required the Company to prepay the $3,600 in order to secure the rights to use the boat. As of the date of this report the Company has not yet used the services.

NOTE 12 – DIVISON OF ARTIFACTS AND TREASURE

Under the Exploration Agreement that was originally executed in March of 2007, the Company was required to split any artifacts or treasure that it successfully recovers from the Juno Beach Shipwreck site with the FLDHR and Tulco. Tulco has alleged that the Exploration Agreement expired sometime prior to March of 2009 and the Company has no further rights to explore the Juno Beach site or rights to any of the artifacts that have been recovered from the site. The division of artifacts and treasure was previously agreed to be:

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

●
In exchange for the use of an individual’s boat, the Company has an agreement to pay that individual a fee that is a net 1.0% of the Company’s share of any artifacts that are located at the Juno Beach Shipwreck. The 1.0% is net of the division of artifacts with the FLDHR and Tulco.

●
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

●
The Company may elect to pay its divers or other personnel involved in the search for artifacts by giving them a percentage of the artifacts that they locate after a division of artifacts takes place with the FLDHR and Tulco. At the present time, the Company does not have any written or oral agreements to pay any of its dive personnel a net percentage of any recovered artifacts; however, the Company reserves the right to do so in the future.

●
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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS

During the period ended March 31, 2010, the Company entered into a convertible loan agreement in the amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2011.  The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share.

During the period ended March 31, 2010, the Company entered into a loan agreement in the amount of $7,500 with a corporation. The Company’s CEO is a director of the corporation and the Company’s CFO has provided services to an affiliate of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before February 24, 2011.

The Company has a previous convertible note payable with a Director of the Company, Pelle Ojasu. This convertible note payable, with a face value of $15,000, was issued prior to the June 2008 merger discussed in Note 1 and bears interest at a rate of 6% per annum.  The note is convertible, at the note holder’s option, into the Company’s common stock at a post merger adjusted price of $0.0144 per share.  The convertible note payable was due on or before September 1, 2008, and is secured.  This convertible note payable is currently in default due to non-payment of principal and interest.

The Company has a previous convertible note payable due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 10% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured.  This convertible note payable is in default due to non-payment of principal and interest.

At March 31, 2010, the Company owed one of its Directors, Pelle Ojasu, $22,800. These loans were received by the Company in 2009 and are recorded on the Company’s balance sheet as stockholder loans. The Company does not have a written loan agreement with Mr. Ojasu for these loans. These loans are not secured and the Company has agreed to pay Mr. Ojasu interest at a rate of 8% per annum on the borrowed funds and to repay the principal amount at a future date, which has not yet been determined.

At March 31, 2010, the Company owed a limited liability company that is owned and controlled by a person related to the Company’s CEO $9,000. These loans are recorded on the Company’s balance sheet as stockholder loans. The loans are not secured and the Company has agreed to pay the limited liability company 1% interest per annum on the borrowed funds and to repay the principal amount at a future date, which has not yet been determined. The Company repaid $2,000 to the limited liability company during the period ended March 31, 2010.

At March 31, 2010, the Company has a note payable agreement in the amount of $9,000 with a person who is related to the Company’s CEO.  The note payable is convertible at the lender’s option into the Company’s common stock at $0.005 per share. The loan bears interest at a rate of 6% and is unsecured.  The principal amount of the loan plus accrued interest is due on or before December 16, 2010.

During the period ended March 31, 2010, a promissory note holder who is related to the Company’s CEO, agreed to assign the balance of the note of $9,000, which was in default to non-payment of principal and interest, to an investor pursuant to a wrap around agreement between the Company, the note holder and the investor. Under the agreement the investor agreed to repay the note holder the past due principal balance of $9,000. The investor elected to convert the $9,000 principal balance of the note into 1,666,667 shares of the Company’s common stock.

During the period ended March 31, 2010, a promissory note holder who is a corporation agreed to assign the principal balance of the note which had an original principal balance of $12,500 and was in default due to non-payment of remaining principal and accrued interest, to an investor pursuant to an asset purchase agreement and assignment of debt agreement.. The Company’s CEO is a director of the corporation and the Company’s CFO has provided services to an affiliate of the corporation. Under the agreement the investor agreed to repay the note holder $12,500 to settle the note. The asset purchase agreement was later amended to reflect that the remaining principal balance owed was only $7,500. The investor elected to convert the remaining principal balance of $7,500 into 7,000,000 shares of the Company’s common stock.

During the period ended March 31, 2010, a convertible note holder who is related to the Company’s CEO elected to convert the note with a face value of $5,000 into 1,840,267 shares of the Company’s common stock.

During the period ended March 31, 2010, the Company paid $1,000 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO for stock transfer agency fees. Additionally, a Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in the limited liability company. At March 31, 2010, the Company owed the limited liability company $2,347.90 for transfer agency services rendered and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. At March 31, 2010 the Company also has a separate consulting agreement with the limited liability company. Pursuant to the consulting agreement, the Company had previously issued the limited liability company 2,000,000 shares of its restricted common stock and recorded $24,000 of expense during the period ended December 31, 2009.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

During the period ended March 31, 2010, the Company issued 100,000 shares of its restricted common stock to one a person who is related to the Company’s CEO. The shares were issued to show appreciation for the person’s past service and as an incentive and an inducement to continue providing services to the Company. The shares were recorded as an expense of $900 in consulting and contractor fees in the accompanying income statement.

During the period ended March 31, 2010, the Company issued 2,000,000 shares of its restricted common stock to one of its Directors, Pelle Ojasu. The shares were issued to show appreciation for Mr. Ojasu’s past service as a Director and as an incentive and an inducement for Mr. Ojasu to continue providing services as a Director of the Company without receiving cash compensation. The shares were recorded an expense of $22,500 expense in consulting and contractor fees in the accompanying income statement.

During the period ended March 31, 2010, the Company issued 4,000,000 shares of its restricted common stock to a limited liability company controlled by its CFO. The shares were issued to show appreciation for our CFO’s willingness to provide services to the Company at below market compensation rates and as an incentive and an inducement to continue to provide services to the Company. The shares were recorded as an expense of $36,000 in consulting and contractor fees in the accompanying income statement.

NOTE 15 – SUBSEQUENT EVENTS

On April 22, 2010, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements, the advisors agreed to provide various advisory services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and advising the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. The advisor was issued 1,200,000 restricted shares of common stock that will vest at a rate of 100,000 per month during the term of the agreement.  If the advisory council agreement is terminated prior to the expiration of the one year term, then the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreements the Company has agreed to reimburse the advisor for pre-approved expenses.

On April 1, 2010, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $50,000, bears interest at 8.0% per annum and is due on January 7, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price which is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the Variable Conversion Price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events. The Company believes that this note will require fair value measurement.

On April 16, 2010, the Company entered into a consulting agreement with a corporation. Under the terms of the agreement the consultant agreed to aid the Company in terms of market awareness and to identify investors, underwriters, joint venture partners, lenders, and/or guarantors for the Company. The Company agreed to pay the consultant $10,000 and 1,600,000 shares of its restricted common stock. The agreement stipulates that the consultant is acting in a consulting capacity only and the consultant has no authority to enter into any commitments on the Company’s behalf or negotiate the terms of any financing.

On May3, 2010, the Company repaid stockholder loans totaling $15,000 to a Director of the Company, Pelle Ojasu. The repayment of the stockholder loans leaves a balance of $7,800 still owed to Mr. Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds however no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $7,800 to Mr. Ojasu at a future date which has not yet been determined.

On various dates subsequent to March 31, 2010, the Company repaid stockholder loans in the amount of $9,000 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO. The repayment of the $9,000 represents the entire principal balance that was owed to the limited liability company. The Company has not repaid the limited liability company any interest for providing the loans.

.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may take many years and/or be prohibitively expensive to locate and recover, if any are ever located at all, valuable artifacts from historic shipwrecks.

The exploration and recovery of historic shipwrecks is extremely speculative, and there is a very high degree of risk inherent in this type of business venture. The chance that the Company will actually recover artifacts of any significant value is remote. There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts at historic shipwreck sites. Furthermore, there are a number of significant issues regarding this type of business that make it very challenging for a small public company and there is a high probability that the Company may fail in its efforts. If the Company were to fail, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company.

Plan of Operation

During the periods ended March 31, 2010 and 2009, the Company has taken the following steps to implement its business plan:

●
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of exploring, salvaging and recovering historic shipwrecks. The Company has performed some exploration and recovery activities.

●	Although the Company has not generated revenues to date our development activities continue to evolve. We have been a development stage company since inception, in accordance with ASC 915-10.

●
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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring a historic shipwreck site located off of Juno Beach, Florida. The Company has been engaged in negotiations since last year to renew the Exploration Agreement regarding the Juno Beach site; however, as of the date of this report, the Exploration Agreement has not been renewed. The Company is also in the process of attempting to renew the Agreement with the Florida Department of Historical Resources that expired in November of 2009; however, as of the date of this report, this Agreement also has not been renewed.  Extended delays in renewing these agreements for the Juno Beach Shipwreck site could cause a partial or total cancellation of the Company’s plans to explore the site during the 2010 dive season. If the Company is unable to renew these agreements, then it may not be able to perform exploration and recovery operations in future years at the Juno Beach Shipwreck site. If the Company is not able to conduct exploration and recovery operations at the Juno Beach Shipwreck site, then it may seek to perform exploration and recovery operations at an alternate shipwreck site or sites.

The Company previously entered into a purchase and sale agreement with a corporation to obtain information regarding the theoretical location and details of a deepwater shipwreck that has been referred to as the DaVinci Project. The Company was not able to obtain the financing required to meet its obligations under the agreement and therefore was not able to secure the information regarding the DaVinci Project. As such, the Company believes that the party who controls access to the DaVinci Project information has sold the information to another buyer. If another buyer has acquired the DaVinci Project information, then that buyer would have a significant advantage over the Company in terms of potentially locating the DaVinci Project deepwater shipwreck site, and the Company would have virtually no chance to ever make an exclusive claim, or possibly any claim at all, on the deepwater shipwreck site. As a result of these developments the Company believes that it is no longer feasible to continue to pursue the DaVinci Project; however, the Company does intend to explore its legal rights based on the previous payments made to acquire the DaVinci Project research information.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At March 31, 2010, the Company had a working capital deficit of $253,459. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 21, 2010.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through March 31, 2010 are $2,662,080, of which $312,714 and $82,381 was incurred during the three month period ended March 31, 2010 and 2009, respectively. Our major expenses in both periods were for consulting and independent contractor expenses, mostly related to fees for executive, management, accounting, operations, archeological, administrative, corporate communications, financial relations, corporate development, and advisory council services.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

The Company’s net loss for the period ended March 31, 2010 was $312,714, as compared to a net loss of $82,381 for the period ended March 31, 2009. The increase in the net loss for the period ended March 31, 2010, was primarily due to a significant increase in stock based compensation that was paid for consulting and contractor expenses for executive, management, accounting, operations, archeological, administrative, corporate communications, financial relations, corporate development, and advisory council services. During the period ended March 31, 2010, the Company incurred consulting and contractor expenses of $191,656 versus $32,892 for the period ended March 31, 2009. The increase in consulting expenses was largely due to as significant increase in stock based compensation paid to various consultants. For the period ended March 31, 2010, the Company incurred professional fees of $51,425 as compared to $13,320 for the period ended March 31, 2009. The period over period increase in professional fees was due to the Company incurring higher legal fees in 2010 in conjunction with various legal actions and the Company paying a larger portion of its annual audit fees in the first quarter as opposed to later in the year. The Company incurred travel and entertainment expenses of $3,693 during the period ended March 31, 2010 as compared to $7,879 during the period ended March 31, 2009. The decrease in travel and entertainment is due to a reduced budget for travel and entertainment expenses as a part of the Company’s efforts to control expenses.

Liquidity and Capital Resources

As of March 31, 2010, we had cash on hand of $83,651. Since February 15, 2007, our inception, we have generated no revenues.

During the three month period ended March 31, 2010, the Company has funded operations through the receipt of $158,695 from the issuance of common stock under subscription agreements and $53,500 from the issuance of notes payable.

The Company is presently seeking additional financing. Based on our historical rate of expenditures, we expect to expend our available cash in less than one month from May 21, 2010. The Company depends upon activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Notes payable and convertible notes payable, in default

At March 31, 2010, the Company had convertible notes payable, notes payable and stockholder loans of $122,800, of which $50,300 were in default.  The following table reflects the convertible notes payable and notes payable in default at March 31, 2010:

Issue Date	Maturity Date	Carrying Value	Interest Rate	Conversion Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	$0.0150
September 1, 2009	November 1, 2009	11,000	10.00%	$0.0150
		15,300

Convertible notes payable, in default – related parties:
July 23, 2007	September 1, 2008	15,000	6.00%	$0.0144
January 9, 2009	January 9, 2010	10,000	10.00%	$0.0150
		25,000

Notes payable, in default:
May 6, 2009	July 3, 2009	10,000	5.00%	NA

	Total	$50,300

The Company does not have additional sources of debt financing to refinance its convertible notes payable and notes payable that are currently in default.  If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported herein. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2010.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management has not made any change in our internal control over financial reporting during the three months ended March 31, 2010. The Company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, the Company issued 12,050,000 restricted common shares to various consultants. Some of these shares were issued under existing consulting agreements and some of the shares were issued to show appreciation by the Company and provide incentive to various consultants who have previously provided services to the Company at rates below the market value of their services and/or who in some cases have been willing to defer cash payments for their services rendered. Additionally the Company desired to provide an inducement to several of these consultants to continue to provide services to the Company. Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2010, the Company sold 22,200,000 shares of its restricted common stock for proceeds of $158,695. The proceeds were used for general corporate purposes, working capital and the repayment of debt.

Exemptions from Registration for Sales of Restricted Securities.

The issuance of securities referenced above were issued to persons who the Company believes were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in us; and each had prior access to all material information about us. None of these transactions involved a public offering. An appropriate restrictive legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the “Act”) or in compliance with Rule 144. The Company believes that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) thereof,  and/or Regulation D. There may be additional exemptions available to the Company.

Issuance of Securities Due to Conversion of Notes

During the period ended March 31, 2010, the holders of convertible promissory note converted and promissory notes that were acquired under asset purchase agreements with an aggregate face value of $21,500 converted their notes into 10,506,934 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: May 21, 2010	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board