Form 10-Q
period 2010-06-30
SEAFARER EXPLORATION CORP
filed 2010-08-20
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☐ No ☑

As of August 12, 2010, there were 406,277,380 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2010

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

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, compliance with government regulations and permits, agreements with third parties to conduct operations, competition, fulfillment of contractual obligations by other parties and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by Federal Securities law.

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$25,220	$1,015
Notes receivable	37,987	36,705
Deferred finance fees	24,315	--
Deposits and other receivables	6,984	6,984
Total current assets	94,506	44,704

Property and equipment – net	238,336	254,585
Total Assets	$332,842	$299,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$75,606	$126,294

Convertible notes payable – related parties	15,000	9,000
Convertible notes payable, in default	95,300	15,300
Convertible notes payable, in default – related parties	25,000	30,000
Convertible note payable, at fair value	104,754	91,363
Notes payable	20,000	--
Notes payable – related parties	7,500	--
Notes payable, in default	5,000	10,000
Notes payable, in default – related parties	--	16,500
Stockholder loans	7,900	33,900
Total current liabilities	356,060	342,357

Commitments and contingencies

Mezzanine equity – common stock, par value $0.0001	41,333	129,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; no shares issued or outstanding at June 30, 2010 and December 31, 2009	--	--
Common stock, $0.0001 par value – 500,000,000 shares authorized; 394,277,380 and 317,671,312 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	38,668	31,767
Additional paid-in capital	2,842,775	2,145,531
Deficit accumulated during the development stage	(2,945,994)	(2,349,366)
Total stockholders’ equity (deficit)	(64,551)	(172,068)
Total Liabilities and Stockholders’ Equity (Deficit)	$332,842	$299,289

See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2010	2009
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	157,123	421,094
Vessel expenses	30,462	26,402
Professional fees	4,520	9,789
Travel and entertainment	3,572	16,088
General and administrative expenses	18,173	14,979
Rent expense	5,905	1,601
Depreciation	8,125	8,125
Other operating expenses	--	4,165
Total operating expenses	227,880	502,243
Loss from operations	(227,880)	(502,243)
Other income (expense):
Interest expense	(56,488)	(3,013)
Interest income	453	782
Total other income (expense)	(56,035)	(2,231)

Net loss	$(283,915)	$(504,474)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	381,533,258	291,525,069

 See notes to condensed consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			February 15,
			2007
	Six months ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010
Revenue	$-	$-	$-

Expenses:
Consulting and contractor expenses	348,779	453,986	1,873,812
Vessel expenses	37,437	35,019	237,127
Professional fees	55,945	23,109	216,294
Travel and entertainment	7,265	23,968	149,269
General and administrative expenses	25,515	21,286	155,318
Rent expense	12,499	7,948	63,595
Depreciation	16,249	16,250	86,664
Loss on extinguishment of debt	41,500	--	41,500
Other operating expenses	--	4,221	12,887
Total operating expenses	545,189	585,786	2,836,466
Loss from operations	(545,189)	(585,786)	(2,836,466)
Other income (expense)
Interest expense	(63,570)	(3,720)	(135,794)
Interest income	12,131	2,651	26,266
Total other income (expense)	(51,439)	(1,069)	(109,528)

Net loss	$(596,628)	$(586,855)	$(2,945,994)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	358,078,850	284,614,796

See notes to consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Six months ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(596,628)	$(586,855)	$(2,945,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,249	16,250	86,664
Amortization of deferred finance costs	685	--	685
Interest expense on issuance and fair value adjustment on convertible note payable	45,599	--	96,962
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of related party debt	41,500		41,500
Stock issued for services	249,355	315,000	1,076,978
Changes in operating assets and liabilities:
Deposits and other receivables	(1,281)	(3,000)	(28,265)
Accounts payable and accrued liabilities	(68,469)	(29,302)	153,924
Net cash used in operating activities	(312,990)	(287,907)	(1,509,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from notes receivable	--	117,349	--
Payments of notes receivable	--	--	(25,000)
Acquisition of equipment	--	--	(325,000)
Net cash provided by (used in) investing activities	--	117,349	(350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	179,695	175,745	1,438,471
Proceeds from the issuance of convertible notes, related parties	168,500	--	168,500
Proceeds from the issuance of convertible notes, non related parties	--	15,000	228,300
Proceeds from the issuance of notes payable	20,000	10,000	86,500
Payments on notes payable	(5,000)	(10,000)	(45,000)
Proceeds from loans from stockholders	--	21,500	33,700
Payments on loans from stockholders	(26,000)	--	(26,000)
Net cash provided by financing activities	337,195	212,245	1,884,471

NET INCREASE IN CASH	24,205	41,687	25,220
CASH, BEGINNING OF PERIOD	1,015	474	--
CASH, END OF PERIOD	$25,220	$42,161	$25,220

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued for loan financing fees	$5,000	$--	$5,000
Shares issued for consulting services	$249,570	$--	$87,667
Convertible debt converted to common stock including accrued interest	$182,212	$50,000	$188,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

See notes to consolidated financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed financial statements of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Transition Report on Form 10-K for the twelve months ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $2,945,994 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 16, 2010. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2010 and 2009, and for the period from inception to June 30, 2010, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2010 and 2009.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended June 30, 2010 and 2009 or for the period from inception to June 30, 2010.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2010, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which was superseded by ASC 505-50.  The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, archeological, operations, corporate communication, financial and administrative consulting services.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Convertible Notes Payable

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of June 30, 2010 and 2009, none of the Company’s convertible notes payable included a beneficial conversion option.

Recent Accounting Pronouncements

In October 2009, the FASB issued an update to existing guidance on accounting for arrangement with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine the estimated selling prices will be required.  This guidance is effective prospectively for interim and annual periods after June 15, 2010.  The Company has not yet determined the impact on its consolidated financial statements.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended June 30, 2010 and 2009 are as follows:

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 31, 2009
Net loss attributable to common stockholders	$(283,915)	$(504,474)

Weighted average shares outstanding:
Basic and diluted	381,533,258	291,525,069

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - LOSS PER SHARE - continued

Components of loss per share for the six months ended June 30, 2010 and 2009 are as follows:

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 31, 2009
Net loss attributable to common stockholders	$(596,628)	$(586,855)

Weighted average shares outstanding:
Basic and diluted	358,078,850	284,614,796

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - NOTES RECEIVABLE

At June 30, 2010 and December 31, 2009, the Company was owed the principal amount of $25,000 and accrued interest of $12,534 and $11,705, respectively, from three promissory notes due from a corporation. The notes bear interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the notes are technically in default.  The corporation made regular payments on the balance during 2009 and management believes that the remaining balance due is collectible, however the Company may need to take legal action in order to collect.

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At June 30, 2010 and December, 31, 2009, respectively, the Company had 2,166,667 and 6,633,335 common shares issued and outstanding that were subject to anti-dilution protection guaranteeing the stockholders a minimum value ranging from $0.015 to $0.020 per share. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. Due to the fact that the number of shares required to settle this minimum value guaranty will not be known until the registration restrictions have expired, the Company cannot guarantee with certainty that it will have enough authorized shares to settle these agreements. Accordingly, these shares have been accounted for in accordance with the ASC 480-10. Pursuant to this guidance, the shares subject to the anti-dilution protection were valued at $41,333 and $129,000 at June 30, 2010 and December 31, 2009, respectively, and are required to be classified as mezzanine equity until such time as the anti-dilution feature expires.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended June 30, 2010	For the Year Ended December 31, 2009
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - INCOME TAXES - continued

As of June 30, 2010 and December 31, 2009, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $2,945,994 and $2,349,366, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2010 and December 31, 2009.

NOTE 8 - LEASE OBLIGATION

Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The original term of the lease agreement commenced on October 1, 2008 and expired on March 31, 2010. The Company executed an amendment to the original lease effective retroactive to April 1, 2010. Under the amended lease agreement the base rental rate, including taxes, is $1,166 per month, plus additional monthly charges for services used by the Company. Under the amended lease the lease term was extended to May 31, 2011.

Operations House

The Company has an operating lease for a house located in the vicinity of Jupiter, Florida. The Company uses the house to docks its salvage vessels, perform maintenance and upkeep on its vessels, store equipment and gear and to provide temporary work-related living quarters for its divers and other personnel involved in its operations. The base rental rate is $3,300 per month, not including deposits and late fees, and the Company must also pay for utilities, including electric, water, late fees, etc. The Company agreed to pay additional fees over the course of the lease to cover deposits and the last month’s lease payment. The term of the lease agreement commenced on August 1, 2009 and expired on July 31, 2010. The Company is currently in the process of attempting to negotiate a renewal to the lease. The owner of the house has proposed increasing the base rental rate to $3,600 per month, however a renewal to the lease agreement has not been signed as of date of this report.

 NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of June 30, 2010 and December 31, 2009:

Issue Date	Maturity Date	June 30, 2010	December 31, 2009	Interest Rate	Conversion Rate
Convertible notes payable:
November 30, 2009	May 30, 2010	$--	$10,000	6.00%	$0.0050

Convertible notes payable – related parties:
December 16, 2009	December 16, 2010	9,000	9,000	6.00%	$0.0050
January 25, 2010	January 25, 2011	6,000	--	6.00%	$0.0050
		15,000	9,000

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
September 1, 2009	November 1, 2009	11,000	11,000	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	--	6.00%	$0.0050
April 7 2010	November 7, 2010	70,000	--	6.00%	$0.0080
		95,300	15,300

Convertible notes payable – related parties, in default:
July 23, 2007	September 1, 2008	15,000	15,000	6.00%	$0.0144
January 7, 2009	January 7, 2010	--	5,000	10.00%	$0.0150
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
		25,000	30,000

		$135,300	$64,300

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q and were ready for issue.

Notes Payable

The following table reflects the notes payable as of June 30, 2010 and December 31, 2009:

Issue Date	Maturity Date	June 30, 2010	December 31, 2009	Interest Rate
Notes payable:
February 22, 2010	August 22, 2010	$20,000	$--	3.00%

Notes payable – related parties:
February 24, 2010	February 24, 2011	7,500	--	6.00%

Notes payable, in default:
May 6, 2009	July 3, 2009	5,000	10,000	5.00%

Notes payable, in default – related parties:
September 9, 2008	September 9, 2009	--	9,000	8.00%
September 29, 2008	September 29, 2009	--	7,500	8.00%
		--	16,500

		$32,500	$26,500

Stockholder Loans

The following table reflects the stockholder loans as of June 30, 2010 and December 31, 2009:

Issue Date	Maturity Date	June 30, 2010	December 31, 2009	Interest Rate
Various	None stated	$7,900	$22,900	8.00%

At June 30, 2010 and December 31, 2009, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $6,932 and $48,497, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE

Convertible Note Payable Dated November 4, 2009 at Fair Value
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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

At June 30, 2010, December 31, 2009 and November 4, 2009 (date of issuance), the convertible note payable, at fair value, was recorded at $6,114, $91,363 and $120,058, respectively.

Convertible Note Payable Dated April 1, 2010 at Fair Value

On April 1, 2010, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $50,000, bears interest at 8.0% per annum and is due on January 7, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

The Company elected to account for this hybrid contract under the guidance of ASC 815-15-25-4.

In connection with the issuance of the convertible note payable on April 1, 2010, the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

At June 30, 2010, and April 1, 2010 (date of issuance), the convertible note payable, at fair value, was recorded at $98,640 and $118,649, respectively.

Changes in Fair Values of Convertible Notes Payable

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2010	2009
Interest expense recorded upon issuance of the convertible note payable	$(68,649)	$-
Interest recapture on fair value re-measurement of the convertible note payable	14,661	-
	$(53,988)	$-

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2010	2009
Interest expense recorded upon issuance of the convertible note payable	$(68,649)	$-
Interest recapture on fair value re-measurement of the convertible note payable	8,264	-
	$(60,385)	$-

NOTE 11 – MATERIAL AGREEMENT

Agreement with Tulco Resources, Ltd.

As previously noted in its 8-K filing on June 11, 2010, the Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”).  The Company paid Tulco a total of $40,000 upon execution of the Exploration Agreement, $20,000 to cover fees owed to Tulco from the 2009 diving season and a $20,000 conservation payment for 2010. The Company also agreed to pay Tulco a conservation payment of $20,000 per calendar year during the term of the Agreement.  The amount of the conservation payment my increase in future years based on the mutual agreement of Tulco and the Company. The Company agreed to furnish its own personnel, salvage vessel and equipment necessary to conduct operations at the shipwreck site. The Company also agreed to pay all of its own expenses directly associated with salvage operations, including but not limited to fuel, food, ground tackle, electronic equipment, dockage, wages, dive tanks, and supplies.

The Company agreed to split any artifacts that it recovers equally with Tulco after the State of Florida has selected up to twenty percent of the total value of recovered artifacts for the State of Florida’s museum collection. The Company and Tulco agreed to receive their share of the division of artifacts at the same time.  The Company and Tulco agreed to jointly handle all correspondence with the State of Florida regarding any agreements and permits required for the exploration and salvage of the shipwreck site.

Agreement with Florida Division of Historical Resources

On November 4, 2008, the Company entered into an agreement with the Florida Division of Historical Resources (“FLDHR”) and Tulco regarding the Research and Recovery of Archeological Material (the “FLDHR Agreement”). The FLDHR Agreement expired on November 4, 2009. Under the FLDHR Agreement the FLDHR granted the Company and Tulco permission to remove artifacts from the Juno Beach Shipwreck site, in accordance with the covenants and conditions provided in the FLDHR Agreement. The Company provided written notification to the FLDHR in September 2009 of its intent to renew the FLDHR Agreement. As of the date of the filing of this report the FLDHR Agreement has not been renewed. The Company has provided information to the FLDHR to review for compliance by the Company with the FLDHR Agreement. The Company received notification that the FLDHR does not intend to renew the FLDHR Agreement. The Company has filed a petition for an administrative hearing, and a hearing has been scheduled regarding the renewal of the FLDHR Agreement. The Company has also requested to have an informal meeting with representatives of the FLDHR. Pending a renewal to the FLDHR Agreement, the Company is not able to conduct artifact recovery operations at the Juno Beach Shipwreck site. The Company does not have any oral agreements with the FLDHR allowing it to conduct artifact recovery operations at the Juno Beach Shipwreck. At the present time the Company is not able to determine whether or not the FLDHR Agreement will be renewed. If the FLDHR Agreement is not renewed, or if there are continued delays in the renewal process, then the Company may not be able to explore the Juno Beach Shipwreck site in 2010 and the Company’s plans to explore the site in future years may have to be altered or cancelled. If the FLDHR Agreement is not renewed, then such consequence may have a significant material adverse effect on the Company and its prospects.

Other Agreements

In March of 2010, the Company entered into an agreement with a corporation for various “above the water” photography services over a four day period. The photographs will be completely edited and the Company will own all rights to the photographs. The photography company agreed to accept 2,000,000 restricted shares of the Company’s common stock in lieu of a cash payment of $12,000.  All of the shares were issued to the principal of the corporation and these shares are included as an expense in consulting and contractor fees in the accompanying income statement for the period ending June 30, 2010. The Company must use the services prior to December 31, 2010. As of the date of this report, the photography services have not yet been rendered. The Company also paid the principal of the photography company $600 to cover time and travel expenses related to consulting for the photography services. The Company intends to utilize the photography services as soon as it is able to commence operations at the Juno Beach shipwreck site or other shipwreck sites.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT - continued

In March of 2010, the Company entered into an agreement with a corporation to charter a yacht. . The Company will have the right to use the yacht for three days of photography services at a price of $1,200 per day for a total cost of $3,600. The Company must use the yacht charter service during the period of March 30, 2010 through December 31, 2010. The agreement required the Company to prepay the $3,600 in order to secure the rights to use the boat. As of the date of this report, the Company has not used the services.

On April 1, 2010, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $50,000, bears interest at 8.0% per annum and is due on January 7, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price which is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the Variable Conversion Price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events. For further details on this convertible note please see Footnote 10 above.

On April 7, 2010, the Company entered into a convertible note agreement with an individual. Under the terms of the agreement, the individual provided a loan to the Company in the amount of $70,000 and the Company agreed to pay the individual interest of $350 per month and repay the principal balance of the note on or before November 7, 2010. The note is secured and under the terms of the convertible note agreement, the individual has the option to convert the principal balance of the note and any unpaid accrued interest into shares of the Company’s common stock at a rate of $0.008 per share.  This note is currently in default due to the non-payment of interest.

On April 16, 2010, the Company entered into a consulting agreement with a corporation. Under the terms of the agreement, the consultant agreed to aid the Company in terms of market awareness and to identify investors, underwriters, joint venture partners, lenders, and/or guarantors for the Company. The Company paid the consultant $10,000 and issued 1,600,000 shares of its restricted common stock.  These expenses were included in consulting and contractor expenses in the accompanying statement of operations. The agreement stipulates that the consultant is acting in a consulting capacity only, and the consultant has no authority to enter into any commitments on the Company’s behalf or negotiate the terms of any financings.

On April 22, 2010, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreement, the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and advising the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreement is for one year. The advisor was issued 1,200,000 restricted shares of common stock that will vest at a rate of 100,000 per month during the term of the agreement and these shares are included as an expense in consulting and contractor fees in the accompanying income statement.  If the advisory council agreement is terminated prior to the expiration of the one year term, then the advisor has agreed to return to the Company for cancellation any portion of the shares that have not yet vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for pre-approved expenses.

On May 18, 2010, the Company entered into an agreement with an individual to provide various consulting services as an Operations Management for to the Company’s exploration and recovery operations, including reviewing daily and weekly operating plans, assisting in overseeing the Company’s operations, reviewing and recording potential artifact locations and coordinates and other services as requested by the Company.  The agreement expires on November 18, 2010. In consideration for performing the consulting services, the Company agreed to pay the consultant a total of 2,000,000 restricted shares of its common stock. The shares issued to the consultant are subject to the following vesting schedule: 400,000 shares vested upon execution of the agreement, 400,000 shares vested on July 1, 2010, 400,000 of the shares are scheduled to vest on August 1, 2010, 400,000 of the shares are scheduled to vest on September 1, 2010, 200,000 of the shares are scheduled to vest on October 1, 2010, and 200,000 shares are scheduled to vest on November 1, 2010.   If the agreement is terminated prior to the November 18, 2010 expiration date, the consultant has agreed to return to the Company any portion of the shares that have not yet vested.   The 2,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On May 25, 2010, the Company entered into a consulting agreement with an individual to provide services and advice to the Company in the areas of business development, mergers and acquisitions, business strategy and the specific analysis of the treasure industry. The consultant also agreed to assist the Company in developing, studying, and evaluating acquisition proposals, and preparing reports and studies. The consultant will not negotiate on behalf of the Company. The consultant will provide the services under the direction of the Company’s CEO. The Company paid the consultant $500 upon execution of the agreement and agreed to pay an additional $500 thirty days after the execution of the agreement. The term of the agreement will continue until the completion of the services.

On June 1, 2010, the Company entered into a consulting agreement with a limited liability company that is an affiliate of the Company and that is controlled by a person who is related to the Company’s CEO. Under the agreement, the consultant has agreed to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant will provide the services under the direction of the Company’s CEO.  The consultant will invoice the Company when services are rendered. The term of the agreement will continue until the completion of the services. During the period ended June 30, 2010, the Company paid $2,200 to the consultant which is included as an expense in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT - continued

Subsequent to June 30, 2010, the Company entered into a verbal agreement with a limited liability company controlled by its former Chief Financial Officer to provide ongoing financial reporting, strategic planning, and accounting consulting services. The Company agreed to pay the consultant a minimum of $5,000 per month, plus the payment of expenses, reimbursement of expenses and bonuses in cash and/or stock to be granted at the Company’s discretion.

NOTE 12 – DIVISON OF ARTIFACTS AND TREASURE

Under the renewed Exploration Agreement with Tulco, the Company is required to split any artifacts or treasure that it successfully recovers from the Juno Beach Shipwreck site with the FLDHR and Tulco. The division of artifacts and treasure was agreed to be:

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

In addition to the division of artifacts with the FLDHR and Tulco, the Company has entered into agreements where it may be required to pay additional percentages of its net share of any artifacts that it recovers at the Juno Beach Shipwreck site:

●
The Company may elect to pay its divers or other personnel involved in the search for artifacts by giving them a percentage of the artifacts that they locate after a division of artifacts takes place with the FLDHR and Tulco. At the present time, the Company does not have any written agreements to pay any of its dive personnel a net percentage of any recovered artifacts; however, the Company reserves the right to do so in the future.

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

To date the Company has not located any artifacts that have any significant monetary value.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – LEGAL PROCEEDINGS - continued

On March 1, 2010, the Company, its CEO, Director, Chief Financial Officer (“CFO”), registered agent and Director of Compliance and Safety were named as defendants in Case Number 10000397CC, filed in the County Court of Martin County, Florida, by a person who formerly provided services to the Company as a captain, diver and general laborer. In the lawsuit, the plaintiff alleges that a former Company employee attacked the plaintiff, causing the plaintiff physical injuries, that the Company allowed personal items belonging to the plaintiff to be stolen from the Company’s dive house and that the Company wrongfully evicted the Plaintiff from the Company’s dive house. The plaintiff is seeking judgment against the Company and the above named individuals in the amount of $10,488, exclusive of court costs, fees and process of service. The Company believes that the plaintiff has no legal basis to hold the Company, or its executives and directors, accountable for alleged criminal activity by third parties. The Company also believes that there is no basis for the plaintiff’s remaining claims and intends to mount a vigorous defense to such claims. On June 30, 2010, a Judge of Martin County heard the Company’s, CEO’s and other defendants’ motion to dismiss the above lawsuit by the Plaintiff, a person who formerly provided services to the Company as a captain, diver and general laborer. After a full hearing on the allegations by the Plaintiff, the Court entered final judgment against the Plaintiff on July 14, 2010. The Court dismissed all counts of his lawsuit against the Company and management. The Defendants’ motion to dismiss was granted upon findings of fact and conclusions of law: As to the individual defendants, they were dismissed with prejudice. The Court found that there was no reasonable nexus plead in the Plaintiff’s complaint to state liability as to any count for the individual Defendants. As to venue and jurisdiction, the Court found that the Defendants’ motion was granted for dismissal as to all Defendants, on the findings that all matters pled by the Plaintiff were substantially related to the Plaintiff’s purported employment relationship with the Company. As such, the Court found that the separation agreement, as acknowledged and signed by the Plaintiff, was agreed to be controlled by a jurisdiction and venue clause which stated that venue for any dispute was to be Hillsborough County, Florida. The Court heard argument that the Plaintiff alleged the separation agreement was entered into under duress. The Court found specifically that there was no duress suffered by the Plaintiff in entering into the separation agreement. The Court also found, specifically, that the Plaintiff had failed to state a cause of action in his pleading as to Plaintiff’s Count I for wrongful or illegal eviction; Count II, illegal removal and theft of property; and Count III, for theft of deposit. As such, those counts were dismissed for failure to state a cause of action. The Plaintiff’s action was dismissed with prejudice.

On March 1, 2010, the Company, its CEO, Director, CFO, registered agent and Director of Compliance and Safety were named as defendants in Case Number 10000599CA, filed in the Circuit Court of Martin County, Florida, by a person who formerly provided services to the Company as a captain, diver and general laborer as a Plaintiff. To date neither the Company nor any named person was served with the action. The Company believes that even if served, this cause of action, which is now overdue for service, would be dismissed as Res Judicata as the Plaintiff’s earlier suit in Marion County was adjudicated.

On March 2, 2010, the Company filed a complaint naming, a person who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. The Company intends to vigorously prosecute the defendant, through this civil action. The Company is seeking injunctive relief and damages in an amount greater than $15,000, punitive damages to be determined at trial, costs and legal expenses allowed by law, and such other further relief as the court may deem just and proper. In addition, the Company believes that there may be additional parties that have conspired with, and have assisted, the defendant in making defamatory statements, and in tortuously interfering with certain business relationships of the Company. The Company intends to vigorously pursue all available courses of legal action against any parties who may be involved. On July 6, 2010, the Company filed a motion to strike all of the Defendant’s pleadings, and for sanctions for extortionate conduct in the above matter in threatening the Company, officers and related parties with threats to allege criminal or fraudulent actions against them if he was not paid $10,488 on a certain day. On August 9, 2010, the Judge of the Complex Business Litigation Division began to hear evidence from witnesses for the Company on the actions of the Defendant in the matter, and an additional hearing will be held as scheduled to continue litigation and determination of this motion. In addition, the Judge has set the matter for trial the week of April 4, 2011. The Company believes it will prevail for damages and injunctive relief against the Defendant.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has a convertible note payable outstanding due to a Director of the Company, Pelle Ojasu. This convertible note payable, with a face value of $15,000, was issued prior to the June 2008 merger discussed in Note 1 and bears interest at a rate of 6% per annum.  The note is convertible, at the note holder’s option, into the Company’s common stock at a post merger adjusted price of $0.0144 per share.  The convertible note payable was due on or before September 1, 2008, and is secured.  This convertible note payable is currently in default due to non-payment of principal and interest.

The Company has a convertible note payable outstanding with a face amount of $10,000 due to a person who is related to the Company’s CEO. This note bears interest at a rate of 10% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

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

The Company has a convertible loan outstanding with a face amount of $6,000 due to a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2011.  The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share.

The Company has a note payable in the amount of $7,500 with a corporation. The Company’s CEO is a director of the corporation and the Company’s former CFO has provided consulting services to the corporation and an affiliate of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before February 24, 2011.

During the three months ended June 30, 2010 the Company repaid stockholder loans totaling $15,000 to a Director of the Company, Pelle Ojasu. The repayment of the stockholder loans leaves a balance of $7,900 still owed to Mr. Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $7,900 to Mr. Ojasu at a future date, which has not yet been determined.

During the three months ended June 30, 2010, the Company repaid stockholder loans in the amount of $9,000 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO. During the three month period ended March 31, 2010 the Company had repaid $2,000 to the limited liability company which when added to the $9,000 repaid during the current fiscal quarter equals a total amount of $11,000 repaid during the six month period ended June 30, 2010. The $11,000 that was repaid represents the total amount that was owed to the limited liability company. The Company has not repaid the limited liability company any interest for providing the loans

In April of 2010, the Company verbally agreed to pay a person who is related to the Company’s CEO $2,500 per month for providing various administrative, clerical and consulting services. The agreement is verbal and may be terminated by the Company or the consultant at any time.

During the period ended June 30, 2010, the Company paid $2,778 to a limited liability company for stock transfer agency fees and this amount is included as an expense in consulting and contractor fees in the accompanying income statement. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in the limited liability company. At June 30, 2010, the Company owed the limited liability company $132 for transfer agency services rendered, and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. At June 30, 2010, the Company also has a separate consulting agreement with the limited liability company for various transfer agency consulting services. Pursuant to the consulting agreement, the Company had previously issued the limited liability company 2,000,000 shares of its restricted common stock and recorded $24,000 of expense during the period ended December 31, 2009.

On June 1, 2010, the Company entered into a consulting agreement with a limited liability company that is an affiliate of the Company and that is controlled by a person who is related to the Company’s CEO. Under the agreement the consultant has agreed to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant will provide the services under the direction of the Company’s CEO.  The consultant will invoice the Company when services are rendered. The term of the agreement will continue until the completion of the services. During the period ended June 30, 2010 the Company paid $2,200 to the consultant which is included as an expense in consulting and contractor fees in the accompanying income statement.

During the three month period ended June 30, 2010, the Company paid $1,520 to a person related to the Company’s CEO for providing various administrative and clerical services.

NOTE 15 – SUBSEQUENT EVENTS

On June 22, 2010, the Company entered into a convertible note payable with a corporation.  However the proceeds from the convertible note were not received until July 8, 2010 and,, as such the Company decided to treat the note as a subsequent event for accounting purposes. The convertible note payable, with a face value of $25,000, bears interest at 8.0% per annum and is due on March 24, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price, which is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the Variable Conversion Price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events. The Company believes that this note will require fair value measurement.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS- continued

Subsequent to June 30, 2010, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $10,000, bears interest at 8.0% per annum and is due on April 14, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Fixed Conversion Price of $0.006 per share.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the Fixed Conversion Price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events.

Subsequent to June 30, 2010, the Company entered into a verbal agreement with a limited liability company controlled by its former Chief Financial Officer to provide ongoing financial reporting, strategic planning, and accounting consulting services. The Company agreed to pay the consultant a minimum of $5,000 per month, plus the payment of expenses, reimbursement of expenses and bonuses in cash and/or stock to be granted at the Company’s discretion.

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

The exploration and recovery of historic shipwrecks is extremely speculative, and there is a very high degree of risk inherent in this type of business venture. The chance that the Company will actually recover artifacts of any significant value is remote. The Company has never recovered any artifacts that have significant monetary value and it is possible that the Company will never successfully locate any valuable artifacts or treasure.

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

Plan of Operation

During the periods ended June 30, 2010 and 2009, the Company has taken the following steps to implement its business plan:

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

●
The Company completed the acquisition of Seafarer Inc., and as a result, we are no longer a shell company as defined in Rule 144(i) under the Securities Act of 1933.  As discussed in Note 1 to our consolidated financial statements, the acquisition of Seafarer Inc. was characterized as a reverse-acquisition. Accordingly, the results of operations discussed in this Item 7, relate to the consolidated financial assets and liabilities and operations of Seafarer, Inc., as if it had been Organetix during the periods being discussed.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations- continued

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring a historic shipwreck site located off of Juno Beach, Florida. The Company renewed its Exploration Agreement regarding the Juno Beach site in June of 2010. The Company is also in the process of attempting to renew the FLDHR Agreement with the Florida Department of Historical Resources that expired in November of 2009; however, as of the date of this report, the FLDHR Agreement has not been renewed.  The delay in the renewal of the FLDHR Agreement for the Juno Beach Shipwreck site has caused the Company to miss a portion of the 2010 diving season, and it is possible that the Company will have to cancel its plans to explore the site during the 2010. If the Company is unable to renew the FLDHR Agreement, then it may not be able to perform exploration and recovery operations in future years at the Juno Beach Shipwreck site. The Company may seek to perform exploration and recovery operations at an alternate shipwreck site or sites; however the Company does not have any specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is not conducting exploration or recovery operations at any shipwreck site at the present time.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At June 30, 2010, the Company had a working capital deficit of $261,554. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 16, 2010.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through June 30, 2010 are $2,945,994, of which $596,628, and $586,855 was incurred during the six month period ended June 30, 2010 and 2009, respectively. Our major expenses in both periods were for consulting and independent contractor expenses, mostly related to fees for executive, management, accounting, operations, archeological, administrative, corporate communications, financial relations, corporate development, and advisory council services.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations- continued

Summary of Six Months Ended June 30, 2010 Results of Operations

The Company’s net loss for the six month period ended June 30, 2010 was $596,628, as compared to a net loss of $586,855 during the six month period ended June 30, 2009. The decrease in the net loss for the six month period ended June 30, 2010 was primarily due to a decrease in the payment of stock based compensation to consultants and a reduced budget for travel and entertainment related expenses as the Company attempted to control costs. During the six month period ended June 30, 2010 the Company incurred vessel related expenses of $37,437 versus $35,019 during the six month period ended June 30, 2009. The increase in vessel expenses was due to the fact that after the Company performed maintenance and repairs on both is main salvage vessel that is owned by the Company and another vessel that the Company borrowed. Even though the Company did not perform exploration and recovery operations during the first six months of 2010, the vessels require constant maintenance and repair work. During the six month period ended June 30, 2010, the Company incurred professional fees of $55,945 as compared to $23,109 during the six month period ended June 30, 2009. The primary reason for the increase in professional fees during the first six months of 2010 is that the Company incurred significant costs for legal services related to several lawsuits and legal actions. Interest expense for the period ended June 30, 2010 was $63,570 versus $3,720 for the period ended June 30, 2009. The increase in interest expense in 2010 was the due to the impact of fair value measurement adjustments on two convertible promissory notes.

Summary of Three Months Ended June 30, 2010 Results of Operations

The Company’s net loss for the three month period ended June 30, 2010 was $283,915 as compared to a net loss of $504,474 during the three month period ended June 30, 2009. The decrease in the net loss for the three month period ended June 30, 2010 was primarily due to a decrease in consulting and contractor fees. During the three month period ended June 30, 2010 consulting and contractor fees were $157, 123 as compared to $421,094 during the three month period ended June 30, 2009. The decrease in consulting and contractor fees in 2010 was largely a result of a decrease in stock based compensation paid to contractors and consultants, In 2009 the Company had paid a one time payment of stock based compensation to several of its personnel and consultants in order to reward them for their previous service to the Company and to provide incentive for them to continue to provide services to the Company   During the three month period ended June 30, 2010, the Company incurred vessel related expenses of $30,462 versus $26,402 during the three month period ended June 30, 2009. The increase in vessel expenses was due to the fact that after the Company performed maintenance and repairs on both is main salvage vessel that is owned by the Company and another vessel that the Company borrowed. Even though the Company did not perform exploration and recovery operations during the first six months of 2010, the vessels require constant maintenance and repair work. . The Company incurred travel and entertainment expenses of $3,572 during the period ended June 30, 2010 as compared to $16,088 during the period ended June 30, 2009. The decrease in travel and entertainment is due to a reduced budget for travel and entertainment expenses as a part of the Company’s efforts to control expenses. Interest expense for the three month period ended June 30, 2010 was $56,488 versus $3,013 for the three month period ended June 30, 2009. The increase in interest expense in 2010 was the due to the impact of fair value measurement adjustments on two convertible promissory notes.

Liquidity and Capital Resources

As of June 30, 2010, we had cash on hand of $25,220. The Company maintains a bank account with a minimum balance of $20,000, of which balance is designated to pay for various archeological services relating to the preparation of an annual archeological report that is required under the FLDHR Agreement. Since February 5, 2007, our inception, we have generated no revenues.

During the six month period ended June 30, 2010 the Company has funded operations through the receipt of $179,695 from the issuance of common stock under subscription agreements and $168,500 from promissory notes and convertible promissory notes.

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from August 16, 2010, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations- continued

Notes payable and convertible notes payable, in default

At June 30, 2010, the Company had convertible notes payable, notes payable and stockholder loans of $175,600, of which $125,300 were in default.  The following table reflects the convertible notes payable and notes payable in default at June 30, 2010:

Issue Date	Maturity Date	Carrying Value	Interest Rate	Conversion Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	$0.0150
September 1, 2009	November 1, 2009	11,000	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	70,000	6.00%	$0.0080
		95,300

Convertible notes payable, in default – related parties:
July 23, 2007	September 1, 2008	15,000	6.00%	$0.0144
January 9, 2009	January 9, 2010	10,000	10.00%	$0.0150
		25,000

Notes payable, in default:
May 6, 2009	July 3, 2009	5,000	5.00%	NA

	Total	$125,300

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2010.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management has not made any change in our internal control over financial reporting during the three months ended June 30, 2010. The Company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2009.

Item 4T. Controls and Procedures- continued

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

On March 1, 2010, the Company, its CEO, Director, Chief Financial Officer (“CFO”), registered agent and Director of Compliance and Safety were named as defendants in Case Number 10000397CC, filed in the County Court of Martin County, Florida, by a person who formerly provided services to the Company as a captain, diver and general laborer. In the lawsuit, the plaintiff alleges that a former Company employee attacked the plaintiff, causing the plaintiff physical injuries, that the Company allowed personal items belonging to the plaintiff to be stolen from the Company’s dive house and that the Company wrongfully evicted the Plaintiff from the Company’s dive house. The plaintiff is seeking judgment against the Company and the above named individuals in the amount of $10,488, exclusive of court costs, fees and process of service. The Company believes that the plaintiff has no legal basis to hold the Company, or its executives and directors, accountable for alleged criminal activity by third parties. The Company also believes that there is no basis for the plaintiff’s remaining claims and intends to mount a vigorous defense to such claims. On June 30, 2010, a Judge of Martin County heard the Company’s, CEO’s and other defendants’ motion to dismiss the above lawsuit by the Plaintiff, a person who formerly provided services to the Company as a captain, diver and general laborer. After a full hearing on the allegations by the Plaintiff, the Court entered final judgment against the Plaintiff on July 14, 2010. The Court dismissed all counts of his lawsuit against the Company and management. The Defendants’ motion to dismiss was granted upon findings of fact and conclusions of law: As to the individual defendants, they were dismissed with prejudice. The Court found that there was no reasonable nexus plead in the Plaintiff’s complaint to state liability as to any count for the individual Defendants. As to venue and jurisdiction, the Court found that the Defendants’ motion was granted for dismissal as to all Defendants, on the findings that all matters pled by the Plaintiff were substantially related to the Plaintiff’s purported employment relationship with the Company. As such, the Court found that the separation agreement, as acknowledged and signed by the Plaintiff, was agreed to be controlled by a jurisdiction and venue clause which stated that venue for any dispute was to be Hillsborough County, Florida. The Court heard argument that the Plaintiff alleged the separation agreement was entered into under duress. The Court found specifically that there was no duress suffered by the Plaintiff in entering into the separation agreement. The Court also found, specifically, that the Plaintiff had failed to state a cause of action in his pleading as to Plaintiff’s Count I for wrongful or illegal eviction; Count II, illegal removal and theft of property; and Count III, for theft of deposit. As such, those counts were dismissed for failure to state a cause of action. The Plaintiff’s action was dismissed with prejudice.

On March 1, 2010, the Company, its CEO, Director, CFO, registered agent and Director of Compliance and Safety were named as defendants in Case Number 10000599CA, filed in the Circuit Court of Martin County, Florida, by a person who formerly provided services to the Company as a captain, diver and general laborer as a Plaintiff. To date neither the Company nor any named person was served with the action. The Company believes that even if served, this cause of action, which is now overdue for service, would be dismissed as Res Judicata as the Plaintiff’s earlier suit in Marion County was adjudicated.

Item 1. Legal Proceedings- continued

On March 2, 2010, the Company filed a complaint naming, a person who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters,  the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. The Company intends to vigorously prosecute the defendant, through this civil action. The Company is seeking injunctive relief and damages in an amount greater than $15,000, punitive damages to be determined at trial, costs and legal expenses allowed by law, and such other further relief as the court may deem just and proper. In addition, the Company believes that there may be additional parties that have conspired with, and have assisted, the defendant in making defamatory statements, and in tortuously interfering with certain business relationships of the Company. The Company intends to vigorously pursue all available courses of legal action against any parties who may be involved.

On July 6, 2010, the Company filed a motion to strike all of the Defendant’s pleadings, and for sanctions for extortionate conduct in the above matter in threatening the Company, officers and related parties with threats to allege criminal or fraudulent actions against them if he was not paid $10,488 on a certain day. On August 9, 2010, the Judge of the Complex Business Litigation Division began to hear evidence from witnesses for the Company on the actions of the Defendant in the matter, and an additional hearing will be held as scheduled to continue litigation and determination of this motion. In addition, the Judge has set the matter for trial the week of April 4, 2011. The Company believes it will prevail for damages and injunctive relief against the Defendant.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2010, the Company issued 7,300,000 restricted common shares to various consultants for accounting, financial, compliance, advisory, corporate communications and market awareness services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended June 30, 2010, the Company sold 4,625,000 shares of its restricted common stock to three investors for proceeds of $21,000. The proceeds were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes

During the three month period ended June 30, 2010, the holder of a promissory note with a face value of $20,000 elected to amend his note in order to convert the note into 4,000,000 shares of the Company’s restricted common stock and the holder of a convertible note elected to convert $37,500 dollars of a total $40,000 face value of the note into 13,094,244 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

See Part I, Item 2, notes payable and convertible notes payable, in default, for discussion of defaults on certain debt obligations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
*31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seafarer Exploration Corp.

Date: August 20, 2010	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, andChairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 20, 2010	By:	/s/ Pelle Ojasu
Pelle Ojasu, Director