Form 10-Q
period 2010-09-30
SEAFARER EXPLORATION CORP
filed 2010-11-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☐ No ☑

As of November 11, 2010, there were 433,698,847 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2010

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Balance Sheets: September 30, 2010 and December 31, 2009	5

Condensed Statements of Operations: For the three and nine months ended September 30, 2010 and 2009 and the period from inception (February 15, 2007 to September 30, 2010)	6 - 7

Condensed Statements of Cash Flows: Nine months ended September 30, 2010 and 2009 and the period from inception (February 15, 2007) to September 30, 2010	8

Notes to Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T. Controls and Procedures	30

PART II: OTHER INFORMATION	31

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	33

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$21,043	$1,015
Notes receivable	38,422	36,705
Deferred finance fees	2,240	--
Deposits and other receivables	6,984	6,984
Total current assets	68,689	44,704

Property and equipment – net	230,211	254,585
Other assets	1,100	--
Total Assets	$300,000	$299,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$98,933	$126,294
Convertible notes payable	--	10,000
Convertible notes payable – related parties	15,000	9,000
Convertible notes payable, in default	84,300	15,300
Convertible notes payable, in default – related parties	25,000	30,000
Convertible note payable, at fair value	156,458	91,363
Notes payable	10,000	--
Notes payable – related parties	7,500	--
Notes payable, in default	25,000	10,000
Notes payable, in default – related parties	--	16,500
Stockholder loans	7,900	33,900
Total current liabilities	430,091	342,357

Commitments and contingencies

Mezzanine equity – common stock, par value $0.0001	--	129,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009	--	--
Common stock, $0.0001 par value – 500,000,000 shares authorized; 417,679,132 and 317,671,312shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	41,768	31,767
Additional paid-in capital	2,989,258	2,145,531
Deficit accumulated during the development stage	(3,161,117)	(2,349,366)
Total stockholders’ equity (deficit)	(130,091)	(172,068)
Total Liabilities and Stockholders’ Equity (Deficit)	$300,000	$299,289

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 30,
	2010	2009
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	120,010	171,241
Vessel expenses	3,000	18,590
Professional fees	20,006	1,468
Travel and entertainment	819	11,162
General and administrative expenses	12,117	18,119
Rent expense	2,530	233
Depreciation	8,125	8,125
Other operating expenses	--	(649)
Total operating expenses	166,607	228,289
Loss from operations	(166,607)	(228,289)
Other income (expense):
Interest expense	(48,951)	(1,858)
Interest income	435	2,722
Total other income (expense)	(48,516)	864

Net loss	$(215,123)	$(227,425)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	413,738,134	309,039,125

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			February 15,
			2007
	Nine months ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010
Revenue	$-	$-	$-

Expenses:
Consulting and contractor expenses	468,789	625,227	1,993,822
Vessel expenses	40,437	53,609	240,127
Professional fees	75,951	24,577	236,600
Travel and entertainment	8,084	35,130	150,088
General and administrative expenses	37,632	39,405	167,435
Rent expense	15,029	8,181	66,125
Depreciation	24,374	24,375	94,789
Loss on extinguishment of debt	41,500	--	41,500
Other operating expenses	--	3,572	12,887
Total operating expenses	711,796	814,076	3,003,073
Loss from operations	(711,796)	(814,076)	(3,003,073)
Other income (expense)
Interest expense	(112,521)	(5,578)	(184,745)
Interest income	12,566	5,374	26,701
Total other income (expense)	(99,955)	(204)	(158,044)

Net loss	$(811,751)	$(814,280)	$(3,161,117)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	374,529,544	292,845,706

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Nine months ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(811,751)	$(814,280)	$(3,161,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,374	24,375	94,789
Amortization of deferred finance costs	29,760	--	29,760
Interest expense on issuance and fair value adjustment on convertible note payable	65,096	--	116,458
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of related party debt	41,500	--	41,500
Stock issued for services	303,031	442,000	1,130,654
Changes in operating assets and liabilities:
Notes receivable	(1,717)	(8,700)	(28,700)
Accounts payable and accrued liabilities	(27,361)	(54,974)	195,032
Net cash used in operating activities	(377,068)	(411,579)	(1,573,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from notes receivable	--	144,626	--
Payments of notes receivable	--	--	(25,000)
Purchase of securities	(1,100)	--	(1,100)
Acquisition of equipment	--	--	(325,000)
Net cash provided by (used in) investing activities	(1,100)	144,626	(351,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	218,196	205,106	1,476,972
Proceeds from the issuance of convertible notes, related parties	6,000	--	6,000
Proceeds from the issuance of convertible notes, non related parties	152,500	38,500	380,800
Proceeds from the issuance of notes payable	47,500	14,000	114,000
Payments on notes payable		(10,000)	(40,000)
Proceeds from loans from stockholders	--	28,600	33,700
Payments on loans from stockholders	(26,000)	--	(26,000)
Net cash provided by financing activities	398,196	276,206	1,945,472

NET INCREASE IN CASH	20,028	9,253	21,043
CASH, BEGINNING OF PERIOD	1,015	474	--
CASH, END OF PERIOD	$21,043	$9,727	$21,043

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued for loan financing fees	$5,000	$--	$5,000
Shares issued for consulting services	$285,320	$--	$87,667
Convertible debt converted to common stock including accrued interest	$217,962	$80,000	$188,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

See notes to condensed financial statements.

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Transition Report on Form 10-K for the twelve months ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010 or for any future period.

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

In June of 2008, Seafarer Exploration, Inc. (“Seafarer Inc.”) merged with Organetix pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of Seafarer Inc.’s common shares for 131,243,235 of Organetix post-merger common shares. Considering that Seafarer Inc.’s former stockholders controlled the majority of Organetix’s outstanding voting common stock, Seafarer Inc.’s management had actual operational control of Organetix and Organetix effectively succeeded its otherwise minimal operations to Seafarer Inc.’s operations.  Seafarer Inc. was considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of Seafarer Inc.’s common stock for the net monetary assets of Organetix, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. On the date of the merger, Organetix was a blank-check public shell company and had no assets and no liabilities.  The condensed financial statements presented herein and subsequent to the merger reflect the condensed financial assets and liabilities and operations of Seafarer Inc., at their historical costs, giving effect to the recapitalization, as if it had been Organetix during the periods presented.

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $3,161,117 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 15, 2010. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern; however, the accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s condensed financial statements.  The condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the condensed financial statements.

Accounting Method

The Company’s condensed financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2010 and 2009, and for the period from inception to September 30, 2010, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2010 and 2009.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements    (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s condensed financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended September 30, 2010 and 2009 or for the period from inception to September 30, 2010.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2010, the Company has not implemented an employee stock based compensation plan.

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
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Use of Estimates

The process of preparing condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the condensed financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of September 30, 2010 and 2009, none of the Company’s convertible notes payable included a beneficial conversion option.

Recent Accounting Pronouncements

In October 2009, the FASB issued an update to existing guidance on accounting for arrangement with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine the estimated selling prices will be required.  This guidance is effective prospectively for interim and annual periods after June 15, 2010.  The Company has not yet determined the impact on its condensed financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value adjustments.  This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward.  The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques.  The guidance applies to all techniques.  The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements.  The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.  The Company is currently evaluating the impact this guidance will have on its condensed financial statement disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying condensed financial statements.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended September 30, 2010 and 2009 are as follows:

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Net loss attributable to common stockholders	$(215,123)	$(227,425)

Weighted average shares outstanding:
Basic and diluted	413,738,134	309,039,125

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 4 - LOSS PER SHARE - continued

Components of loss per share for the nine months ended September 30, 2010 and 2009 are as follows:

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Net loss attributable to common stockholders	$(811,751)	$(814,280)

Weighted average shares outstanding:
Basic and diluted	374,529,544	292,845,706

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - NOTES RECEIVABLE

At September 30, 2010 and December 31, 2009, the Company was owed the principal amount of $25,000 and accrued interest of $12,987 and $11,705, respectively, from three promissory notes due from a corporation. The notes bear interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the notes are technically in default.  The Company may need to take legal action in order to collect the remaining balance plus accrued interest.

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At September 30, 2010 and December, 31, 2009, respectively, the Company had 2,166,667 and 6,633,335 common shares issued and outstanding that were subject to anti-dilution protection guaranteeing the stockholders a minimum value ranging from $0.015 to $0.020 per share. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. Due to the fact that the number of shares required to settle this minimum value guaranty will not be known until the registration restrictions have expired, the Company cannot guarantee with certainty that it will have enough authorized shares to settle these agreements. Accordingly, these shares have been accounted for in accordance with the ASC 480-10. Pursuant to this guidance, the shares subject to the anti-dilution protection were valued at $41,333 and $129,000 at September 30, 2010 and December 31, 2009, respectively, and are required to be classified as mezzanine equity until such time as the anti-dilution feature expires.

As of September 30, 2010 the minimum value guarantees expired.  Accordingly, all 380,952 shares related to the minimum value guarantees were transferred from temporary equity to permanent equity.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2010 and December 31, 2009, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $2,997,323 and $2,349,366, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2010 and December 31, 2009.

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

Operations House

The Company has an operating lease for a house located in the vicinity of Jupiter, Florida. The Company uses the house to dock its salvage vessels, perform maintenance and upkeep on its vessels, store equipment and gear and to provide temporary work-related living quarters for its divers and other personnel involved in its operations. The base rental rate is $3,300 per month, not including deposits and late fees, and the Company must also pay for utilities, including electric, water, late fees, etc. The Company agreed to pay additional fees over the course of the lease to cover deposits and the last month’s lease payment. The term of the lease agreement commenced on August 1, 2009 and expired on July 31, 2010. Subsequent to September 30, 2010, the Company has moved its equipment out of the house and is currently in the process of searching for other locations to serve as an operations house and to store its equipment and vessels.

 NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was ultimately superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of September 30, 2010 and December 31, 2009:

Issue Date	Maturity Date	September 30, 2010	December 31, 2009	Interest Rate	Conversion Rate
Convertible notes payable:
November 30, 2009	May 30, 2010	$--	$10,000	6.00%	$0.0050

Convertible notes payable – related parties:
December 16, 2009	December 16, 2010	9,000	9,000	6.00%	$0.0050
January 25, 2010	January 25, 2011	6,000	--	6.00%	$0.0050
		15,000	9,000

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
September 1, 2009	November 1, 2009	--	11,000	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	--	6.00%	$0.0050
April 7 2010	November 7, 2010	70,000	--	6.00%	$0.0080
		84,300	15,300

Convertible notes payable – related parties, in default:
July 23, 2007	September 1, 2008	15,000	15,000	6.00%	$0.0144
January 7, 2009	January 7, 2010	--	5,000	10.00%	$0.0150
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
		25,000	30,000

		$124,300	$64,300

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q and were ready for issue.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable as of September 30, 2010 and December 31, 2009:

Issue Date	Maturity Date	September 30, 2010	December 31, 2009	Interest Rate
Notes payable:
September 13, 2010	October 8, 2010	$10,000	$--	5.00%

Notes payable – related parties:
February 24, 2010	February 24, 2011	7,500	--	6.00%

Notes payable, in default:
February 22, 201	August 22, 2010	20,000	--	3.00%
May 6, 2009	July 3, 2009	5,000	10,000	5.00%
		25,000	10,000
Notes payable, in default – related parties:
September 9, 2008	September 9, 2009	--	9,000	8.00%
September 29, 2008	September 29, 2009	--	7,500	8.00%
		--	16,500

		$42,500	$26,500

 Stockholder Loans

The following table reflects the stockholder loans as of September 30, 2010 and December 31, 2009:

Issue Date	Maturity Date	September 30, 2010	December 31, 2009	Interest Rate
Various	None stated	$7,900	$33,900	8.00%

At September 30, 2010 and December 31, 2009, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $10,104 and $48,497, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

As an equity kicker for the $10,000 promissory note issued on September 13, 2010, the Company issued 1,000,000 shares of common stock to the holder. In conjunction with the share issuance, the Company incurred deferred finance fees in the amount of $7,000 that were recorded and will be amortized over the promissory note term. As of September 30, 2010, $4,760 of the deferred finance fees have been amortized.

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

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

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

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion.

Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the   shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.

At September 30, 2010 and December 31, 2009, the convertible note payable, at fair value, was recorded at $0 and $91,363, respectively.

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

In connection with the issuance of the convertible note payable on April 1, 2010, the Company encountered a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion.

Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.

At September 30, 2010, the convertible note payable, at fair value, was recorded at $90,207.

Convertible Note Payable Dated June 22, 2010 at Fair Value

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

In connection with the issuance of the convertible note payable on June 22, 2010, the Company encountered a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion.

Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.
At September 30, 2010, the convertible note payable, at fair value, was recorded at $49,232.

Convertible Note Payable Dated July 12, 2010 at Fair Value

On July 12, 2010, the Company entered into a convertible note payable with a corporation.   The convertible note payable, with a face value of $10,000, bears interest at 8.0% per annum and is due on April 14, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversion price of $0.006.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

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

In connection with the issuance of the convertible note payable on July 12, 2010, the Company encountered a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion.

Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the  shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.

At September 30, 2010 and July 12, 2010 (date of issuance), the convertible note payable, at fair value, was recorded at $17,019 and $13,568, respectively.

Changes in Fair Values of Convertible Notes Payable

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Interest expense recorded upon issuance of the convertible note payable	$(100,089)	$-
Interest recapture on fair value re-measurement of the convertible note payable	16,886	-
	$(83,203)	$-

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended September 30, 2010 and 2009:

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Interest expense recorded upon issuance of the convertible note payable	$(31,440)	$-
Interest recapture on fair value re-measurement of the convertible note payable	14,736	-
	$(16,704)	$-

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

The Company agreed to split any artifacts that it recovers equally with Tulco after the State of Florida has selected up to twenty percent of the total value of recovered artifacts for the State of Florida’s museum collection. The Company and Tulco agreed to receive their share of the division of artifacts at the same time.  The Company and Tulco agreed to jointly handle all correspondence with the State of Florida regarding any agreements and permits required for the exploration and salvage of the shipwreck site. The Company and Tulco are not able to perform artifact recovery services at the Juno Beach shipwreck site until the FLDHR Agreement is renewed.

Agreement with Florida Division of Historical Resources

On November 4, 2008, the Company entered into an agreement with the Florida Division of Historical Resources (“FLDHR”) and Tulco regarding the Research and Recovery of Archeological Material (the “FLDHR Agreement”). The FLDHR Agreement expired on November 4, 2009. Under the FLDHR Agreement the FLDHR granted the Company and Tulco permission to remove artifacts from the Juno Beach Shipwreck site, in accordance with the covenants and conditions provided in the FLDHR Agreement. The Company provided written notification to the FLDHR in September 2009 of its intent to renew the FLDHR Agreement. As of the date of the filing of this report the FLDHR Agreement has not been renewed. Pending a renewal to the FLDHR Agreement, the Company is not able to conduct artifact recovery operations at the Juno Beach shipwreck site. The Company does not have any oral agreements with the FLDHR allowing it to conduct artifact recovery operations at the Juno Beach Shipwreck. The Company has provided information to the FLDHR to review for compliance by the Company with the FLDHR Agreement. The Company has received notification that the FLDHR does not intend to renew the FLDHR Agreement. The Company filed a petition for an administrative hearing, and a hearing is pending regarding the renewal of the FLDHR Agreement. The Company’s motion to allow it to excavate the Juno Beach shipwreck site pending the outcome of the administrative hearing was denied. The Company has also requested to have an informal meeting with representatives of the FLDHR. At the present time the Company is not able to determine whether or not the FLDHR Agreement will be renewed. The delay in the renewal of the FLDHR Agreement has resulted in the Company having to cancel its plans to perform recovery operations at the Juno Beach shipwreck site in 2010. If the FLDHR Agreement is not renewed or if there are continued delays in the renewal process, then the Company’s plans to explore the site in future years may have to be altered or cancelled. If the FLDHR Agreement is not renewed, then such consequence may have a significant material adverse effect on the Company and its prospects. If the FLDRH Agreement is not renewed, then the Company may be forced to cease its operations. If the Company is forced to cease its operations, all capital that has been invested or loaned to the Company will likely be lost.

NOTE 11 – MATERIAL AGREEMENT - continued

Other Agreements

In March of 2010, the Company entered into an agreement with a corporation for various “above the water” photography services over a four day period. The photographs will be completely edited and the Company will own all rights to the photographs. The photography company agreed to accept 2,000,000 restricted shares of the Company’s common stock in lieu of a cash payment of $12,000.  All of the shares were issued to the principal of the corporation and these shares are included as an expense in consulting and contractor fees in the accompanying income statement for the period ending September 30, 2010. The Company must use the services prior to December 31, 2010. As of the date of this report, the photography services have not yet been rendered. The Company also paid the principal of the photography company $600 to cover time and travel expenses related to consulting for the photography services. The Company intends to utilize the photography services as soon as it is able to commence operations at the Juno Beach shipwreck site or other shipwreck sites.

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

On April 16, 2010, the Company entered into a consulting agreement with a corporation. The term of the agreement is for one year. Under the terms of the agreement, the consultant agreed to aid the Company in terms of market awareness and to identify investors, underwriters, joint venture partners, lenders, and/or guarantors for the Company. The Company paid the consultant $10,000 and issued 1,600,000 shares of its restricted common stock.  These expenses were included in consulting and contractor expenses in the accompanying statement of operations. The agreement stipulates that the consultant is acting in a consulting capacity only, and the consultant has no authority to enter into any commitments on the Company’s behalf or negotiate the terms of any financings.

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

On May 18, 2010, the Company entered into an agreement with an individual to provide various consulting services as an Operations Management Consultant for the Company’s exploration and recovery operations, including reviewing daily and weekly operating plans, assisting in overseeing the Company’s operations, reviewing and recording potential artifact locations and coordinates and other services as requested by the Company.  The agreement expires on November 18, 2010. In consideration for performing the consulting services, the Company agreed to pay the consultant a total of 2,000,000 restricted shares of its common stock. The shares issued to the consultant are subject to the following vesting schedule: 400,000 shares vested upon execution of the agreement, 400,000 shares vested on July 1, 2010, 400,000 of the shares are scheduled to vest on August 1, 2010, 400,000 of the shares are scheduled to vest on September 1, 2010, 200,000 of the shares are scheduled to vest on October 1, 2010, and 200,000 shares are scheduled to vest on November 1, 2010.   If the agreement is terminated prior to the November 18, 2010 expiration date, the consultant has agreed to return to the Company any portion of the shares that have not yet vested.   The 2,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

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

On June 1, 2010, the Company entered into a consulting agreement with a limited liability company that is an affiliate of the Company and that is controlled by a person who is related to the Company’s CEO. Under the agreement, the consultant has agreed to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant will provide the services under the direction of the Company’s CEO.  The consultant will invoice the Company when services are rendered. The term of the agreement is on a month to month basis. During the period ended September 30, 2010, the Company paid $4,700 to the consultant which is included as an expense in consulting and contractor fees in the accompanying income statement.

NOTE 11 – MATERIAL AGREEMENT - continued

The Company entered into a verbal agreement with a limited liability company controlled by its former Chief Financial Officer to provide ongoing financial reporting, strategic planning, and accounting consulting services. The Company agreed to pay the consultant a minimum of $5,000 per month, plus the payment of expenses, reimbursement of expenses and bonuses in cash and/or stock to be granted at the Company’s discretion. The Company may cancel the agreement at any time.

On September 16, 2010 the Company entered into a securities purchase agreement with an individual. Under the terms of the securities purchase agreement the Company paid $1,103.87 to acquire 11,038,778 shares of a private corporation form the individual. The corporation’s business plan is to expand its consulting business into acquiring, owning, operating, improving, leasing, selling and managing for investment purposes a diversified portfolio of income producing commercial, residential and industrial properties.  At the present time the corporation does not own and does not have any agreements to acquire any real estate properties and does not currently have the capital required to execute its business plan. The Company believes that the shares that it acquired have relatively little or no value based on the corporation’s current operating status. If the corporation is not able to execute its business plan then in all likelihood the shares that the Company has acquired will be worthless. The Company may distribute the shares of the corporation to its shareholders in the form of a future dividend at the appropriate time.  However the Company does not have any definitive plans to distribute the shares via a dividend and there is a strong possibility that the shares may have only a nominal value or be completely worthless at the time of any future dividend distributions. if any distributions occur at all, to the Company’s shareholders.

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

To date the Company has not located any artifacts that have any significant monetary value. The chance that the Company will actually recover artifacts of any significant value from the Juno Beach shipwreck site is highly unlikely.

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

NOTE 13 – LEGAL PROCEEDINGS - continued

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

The Company owes a Director of the Company, Pelle Ojasu $7,900. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $7,900 to Mr. Ojasu at a future date, which has not yet been determined.

During the nine months ended September 30, 2010, the Company repaid stockholder loans in the amount of $11,000 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO. The $11,000 that was repaid represents the total amount that was owed to the limited liability company. The Company has not repaid the limited liability company any interest for providing the loans.

The Company has agreed to pay a person who is related to the Company’s CEO $2,500 per month for providing various administrative, clerical and accounting clerk services. The agreement is verbal and may be terminated by the Company or the consultant at any time.

During the period ended September 30, 2010, the Company paid $492 to a limited liability company for stock transfer agency fees and this amount is included as an expense in consulting and contractor fees in the accompanying income statement. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in the limited liability company. At September 30, 2010, the Company owed the limited liability company $585 for transfer agency services rendered, and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

On June 1, 2010, the Company entered into a consulting agreement with a limited liability company that is an affiliate of the Company and that is controlled by a person who is related to the Company’s CEO. Under the agreement the consultant has agreed to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant will provide the services under the direction of the Company’s CEO.  The consultant will invoice the Company when services are rendered. The term of the agreement is on a month-to-month basis and will continue until the completion of the services. During the period ended September 30, 2010 the Company paid $2,500 to the consultant, the amount of which is included as an expense in consulting and contractor fees in the accompanying income statement.

Subsequent to September 30, 2010, a note holder who was owed $5,000 plus interest by the Company agreed to assign their not to an investor who is related to the Company’s CEO pursuant to a “wrap” around agreement between the Company, the note holder and the investor. Under the terms of the agreement, the Company and the note holder agreed that the original promissory note would be modified with a convertibility option. The investor made a payment to the note holder to repay the note, and the investor received 1,538,462 shares of the Company’s common stock in exchange for repayment of the note.

The Company owes $245 for past administrative services to a person who is related to the Company’s.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to September 30, 2010, a note holder who was owed $5,000 plus interest of $714 by the Company agreed to assign the note to an investor who is related to the Company’s CEO pursuant to a “wrap” around agreement between the Company, the note holder and the related party investor. Under the terms of the agreement, the Company and the note holder agreed that the original promissory note would be modified with a convertibility option to convert the note into common stock at $0.004 per share. The related party investor made a payment to the note holder to repay the entire principal balance of the note plus accrued interest, $5,714, and the related party investor received 1,428,425 shares of the Company’s common stock.

Subsequent to September 30, 2010, the Company entered into a consulting agreement with an individual to provide services and advice to the Company in the areas of business development, mergers and acquisitions, business strategy and the specific analysis of the treasure industry. The consultant also agreed to assist the Company in developing, studying, and evaluating acquisition proposals, and preparing reports and studies. The consultant will not negotiate on behalf of the Company. The consultant will provide the services under the direction of the Company’s CEO. The Company agreed to pay the consultant 1,000,000 shares of its common stock upon execution of the agreement. The term of the agreement will continue until the completion of the services with a provision that after 120 days if there are additional services required to be performed by the consultant a new agreement will be created to reflect the scope of services required and term of services provided.

Subsequent to September 30, 2010, the Company entered into a non-binding letter of intent to into a reorganization transaction involving a tax-free exchange whereby some or all of the issued and outstanding common stock of a corporation based in the Dominican Republic will be acquired or partially acquired by the Company in exchange for an as yet to be determined number of shares of unregistered common stock of Seafarer. According to the letter of intent, the Company and the corporation propose to engage in a tax-free equity exchange whereby Seafarer would acquire either a minimum of 40% or up to all of the issued and outstanding common stock and/or equity ownership of the corporation. The remaining terms of the of the transaction will be negotiated between principals of the respective parties and will be included in one or more definitive stock purchase agreements subject to approval of the respective boards of directors of the Company and the corporation. The letter of intent is subject to the completion of satisfactory due diligence by both parties, an audit of the Dominican corporation’s financials, and the financing, negotiation and execution of one or more definitive stock purchase agreements and other appropriate documentation customary to this type transaction. Accordingly, there is no guarantee that this transaction will be successfully completed and there may be significant risks, laibilities and/or other issues that the Company is not currently aware of that may cause the closing of this transaction to be delayed for an extended period of time. It is also possible that the transaction may not close due to unforeseen liabilities or issues that are uncovered during the due diligence process.

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

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts at historic shipwreck sites. Furthermore, there are a number of significant issues regarding this type of business that make it very challenging for a small public company and there is a very high probability that the Company will fail. If the Company were to fail, then it is highly likely that there would be complete loss of all capital invested in or borrowed by the Company.

Plan of Operation

During the periods ended September 30, 2010 and 2009, the Company has taken the following steps to implement its business plan:

●
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of exploring, salvaging and recovering historic shipwrecks. The Company has previously performed some very limited exploration and recovery activities.

●	Although the Company has not generated revenues to date our development activities continue to evolve. We have been a development stage company since inception, in accordance with ASC 915-10.

●
The Company completed the acquisition of Seafarer Inc., and as a result, we are no longer a shell company as defined in Rule 144(i) under the Securities Act of 1933.  As discussed in Note 1 to our condensed financial statements, the acquisition of Seafarer Inc. was characterized as a reverse-acquisition. Accordingly, the results of operations discussed in this Item 7, relate to the condensed financial assets and liabilities and operations of Seafarer, Inc., as if it had been Organetix during the periods being discussed.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations- continued

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring a historic shipwreck site located off of Juno Beach, Florida. The Company has never recovered any artifacts or treasure of any significant value from the Juno Beach Shipwreck site and the chance that the Company will ever recover any valuable artifacts or treasure from the site are remote. The Company renewed its Exploration Agreement regarding the Juno Beach site in June of 2010. The Company is also in the process of attempting to renew the FLDHR Agreement with the Florida Department of Historical Resources that expired in November of 2009; however, as of the date of this report, the FLDHR has indicated that it does not intend to renew the FLDHR Agreement.  There is an administrative hearing pending in regards to the renewal of the Agreement..  The delay in the renewal of the FLDHR Agreement for the Juno Beach Shipwreck site has caused the Company to miss the 2010 diving season and it may result in the Company having to alter or cancel its plans to explore the site in 2011. If the Company is unable to renew the FLDHR Agreement, then it may not be able to perform exploration and recovery operations in future years at the Juno Beach Shipwreck site. The Company may seek to perform exploration and recovery operations at an alternate shipwreck site or sites; however the Company does not have any specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is not conducting exploration or recovery operations at any shipwreck site at the present time.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At September 30, 2010, the Company had a working capital deficit of $361,402. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 15, 2010.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations- continued

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating expenses from inception through September 30, 2010 are $3,003,073, of which $711,796, and $814,076 was incurred during the nine month period ended September 30, 2010 and 2009, respectively. Our major expenses in both periods were for consulting and independent contractor expenses, mostly related to fees for executive, management, accounting, operations, archeological, administrative, corporate communications, financial relations, corporate development, and advisory council services.

Summary of Nine Months Ended September 30, 2010 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2010 was $811,751, as compared to a net loss of $814,280 during the nine month period ended September 30, 2009. The decrease in the net loss for the nine month period ended September 30, 2010 was primarily due to a decrease in compensation paid to consultants and a reduced budget for travel and entertainment related expenses as the Company attempted to control costs. During the nine month period ended September 30, 2010 the Company incurred vessel related expenses of $40,437 versus $53,609 during the nine month period ended September 30, 2009. The decrease in vessel expenses was due to the lull in the Company’s operations as a result of permitting issues as well as not locating new shipwreck sites to explore and salvage. During the nine month period ended September 30, 2010, the Company performed maintenance and repairs both on its main salvage vessel that is owned by the Company and another vessel that the Company borrowed. Even though the Company did not perform exploration and recovery operations during the first nine months of 2010, the vessels require maintenance and repair work. During the nine month period ended September 30, 2010, the Company incurred professional fees of $75,951 as compared to $24,577 during the nine month period ended September 30, 2009. The primary reason for the increase in professional fees during the first nine months of 2010 is that the Company incurred significant costs for legal services related to several lawsuits and legal actions. Interest expense for the nine month period ended September 30, 2010 was $112,521 versus $5,578 during the nine month period ended September 30, 2009. The increase in interest expense in 2010 was the due to the impact of fair value measurement adjustments on four convertible promissory notes as well as the amortization of deferred finance costs..

Summary of Three Months Ended September 30, 2010 Results of Operations

The Company’s net loss for the three month period ended September 30, 2010 was $251,123 as compared to a net loss of $227,425 during the three month period ended September 30, 2009. The decrease in the net loss for the three month period ended September 30, 2010 was primarily due to a decrease in consulting and contractor fees, vessel expenses and travel and entertainment fees. During the three month period ended September 30, 2010 consulting and contractor fees were $120,010 as compared to $171,241 during the three month period ended September 30, 2009. The decrease in consulting and contractor fees in 2010 was largely a result of a decrease in stock based compensation paid to contractors and consultants. During the three month period ended September 30, 2010, the Company incurred vessel related expenses of $3,000 versus $18,590 during the three month period ended September 30, 2009. The decrease in vessel expenses in 2010 was due to the lull in the Company’s operations due to permitting issues. In 2010 the Company performed maintenance and repairs on both its main salvage vessel that is owned by the Company and another vessel that the Company borrowed. The Company incurred travel and entertainment expenses of $819 during the period ended September 30, 2010 as compared to $11,162 during the period ended September 30, 2009. The decrease in travel and entertainment is due to a reduced budget for travel and entertainment expenses as a part of the Company’s efforts to control expenses. Interest expense for the three month period ended September 30, 2010 was $48,951 versus $1,858 for the three month period ended September 30, 2009. The increase in interest expense in 2010 was the due to the impact of fair value measurement adjustments on four convertible promissory notes as well as the amortization of deferred finance costs.

Liquidity and Capital Resources

As of September 30, 2010, we had cash on hand of $21,043. The Company maintains a bank account with a minimum balance of $20,000, of which the balance is designated to pay for various archeological services relating to the preparation of an annual archeological report that is required under the FLDHR Agreement. Since February 5, 2007, our inception, we have generated no revenues.  During the nine month period ended September 30, 2010 the Company has funded operations through the receipt of $218,196 from the issuance of common stock under subscription agreements and $218,500 from promissory notes and convertible promissory notes.

A major financial challenge and significant risk facing the Company is a lack of liquidity. The expenses associated with being a small publicly traded company attempting to develop the foundation and infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not generate any revenues and does not expect to generate any revenues in the near future. Although the Company has not conducted shipwreck recovery operations during 2010, there are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance and upkeep expenses and docking fees are unavoidable regardless of the Company’s operational status. Furthermore, the Company has elected to continue to lease its dive house location where its vessels are docked and to continue to pay some members of its dive crew during the lull in operations. The Company decided that it was necessary to continue to lease the dive house locations and pay crew members in order to maintain continuity with its operations personnel as well as to be prepared in the event that permitting issues were resolved and/or other opportunities arose to explore and salvage historic shipwreck sites.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations- continued

In addition to the operations expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, corporate communications, rent, telephones, etc. The recurring expenses associated with being a publicly traded company are very burdensome on smaller companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating. which in turn makes owning shares of the Company’s commons stock extremely risky and highly speculative. The Company’s lack of liquidity may cause the Company to have to cease operations at any time which would likely result in a complete loss of all capital invested in or loaned to the Company to date.

Due to the fact that the Company does not generate any revenues and does not expect to generate revenues for the foreseeable future the Company must rely on outside equity and debt funding. The combination of the ongoing operational, even during times when there is little or no exploration or salvage activities taking place, and corporate expenses as well as the need for outside financing creates a very risky situation for the Company.  This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would very likely result in a complete loss of all capital invested in or loaned to the Company to date.

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from November 16, 2010, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Notes payable and convertible notes payable, in default

At September 30, 2010, the Company had convertible notes payable, notes payable and stockholder loans of $175,600, of which $134300 were in default.  The following table reflects the convertible notes payable and notes payable in default at September 30, 2010:

Issue Date	Maturity Date	Carrying Value	Interest Rate	Conversion Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	70,000	6.00%	$0.0080
		84,300

Convertible notes payable, in default – related parties:
July 23, 2007	September 1, 2008	15,000	6.00%	$0.0144
January 9, 2009	January 9, 2010	10,000	10.00%	$0.0150
		25,000

Notes payable, in default:
May 6, 2009	July 3, 2009	5,000	5.00%	NA
February 22, 2010	August 22, 2010	20,000	3.00%	NA
		25,000

	Total	$134,300

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2010.  Based on this evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management has not made any change in our internal control over financial reporting during the period ended September 30, 2010. The Company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2010, the Company issued 8,250,000 restricted common shares to various consultants for accounting, financial, legal, compliance, advisory, corporate communications and market awareness services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2010, the Company sold 8,750,000 shares of its restricted common stock to seven investors for proceeds of $38,500. The proceeds were used for general corporate purposes, working capital and the repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes

During the three month period ended September 30, 2010, the holder of a promissory note with a face value of $11,000 elected to convert the note into 2,420,800 shares of the Company’s restricted common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: November 15, 2010	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 15, 2010	By:	/s/ Pelle Ojasu
Pelle Ojasu, Director