Form 10-K
period 2010-12-31
SEAFARER EXPLORATION CORP
filed 2011-04-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	90-0473054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,606,512 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 7, 2011, the Registrant had 484,524,507 outstanding shares of its common stock, $0.0001 par value.

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

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Delaware Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. The exploration and recovery of historic shipwrecks is by nature extremely speculative, and there is a very high degree of risk inherent in this type of business venture. The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may take several years and/or be prohibitively expensive to locate and recover valuable artifacts, if any are ever located at all, from historic shipwreck sites.

It is possible that the Company will never locate any valuable artifacts from historic shipwreck sites. There are a number of other significant issues and risks regarding this type of business venture that make it extremely risky with very high potential that the Company could fail. If the Company were to cease its operations, it is likely that there would be complete loss of all capital invested in and/or borrowed by the Company to date. The Company has not yet generated revenues and is therefore considered a development stage company.

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

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 14, 2011. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. The United Nations Educational Scientific and Cultural Organization, known as UNESCO, has estimated that there are over three million undiscovered shipwrecks around the world and some of these shipwrecks were lost with verifiable cargoes that may have contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult. The exploration and recovery of historic shipwrecks is extremely speculative, and there is a high degree of risk inherent in this type of business venture.

Item 1. Business. - continued

General - continued

Furthermore, an investment in Seafarer is extremely speculative and of exceptionally high risk. Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Such operations may be undertaken more safely during certain months of the year than others. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect the Company’s operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

Moreover, even if the Company is able to obtain permits for shipwreck sites projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. Even if valuable artifacts are located and recovered, there is the possibility that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts. In the event that the Company is able to make a valid claim to artifacts  or other items at a shipwreck site there is a risk of theft of such items at sea both before or after the recovery or while the artifacts are in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number these and other potential issues the Company could spend a great deal of time and money on a shipwreck project, and receive no salvage claim or revenue for its work.

There are also a number of additional issues regarding the shipwreck recovery business that make it an extremely risky business venture. Most importantly, the chance that the Company will actually recover artifacts of any significant value is very remote. There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to fail, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company.

Competition

There are a number of competing entities who claim to be engaged in various aspects of the shipwreck business, and in the future other competitors may emerge. Some of these companies are publicly traded and there also a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be are in the exploration and recovery of historical shipwrecks. Many of these entities may be better capitalized and may have greater resources to devote to their pursuit of historic shipwrecks. Moreover, many of these competing entities may also have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company is at a material competitive disadvantage as compared to competing entities who are better capitalized, have more resources and/or who possess greater experience in the business.

Moreover, the expenses associated with being a small publicly traded company engaged in the historic shipwreck recovery business are prohibitive. The cost of operations may include the cost of buying or leasing a vessel, regular vessel maintenance and upkeep, ongoing vessel repairs due to wear and tear and damage by natural or human causes, docking fees, fuel, upgrades, equipment costs, personnel costs, insurance, registration costs, permitting, temporary lodging and provisions for divers and other personnel, etc. In addition to the operations expenses, a publicly traded company also incurs the significant recurring costs of maintaining publicly traded status, which include, but are not limited to legal, accounting, audit, executive, administrative, etc. These combined expenses are particularly burdensome for a smaller public company such as Seafarer. The recurring expenses associated with being a publicly traded company focused on the exploration and recovery of historic shipwrecks may cause the Company to be at a significant competitive disadvantage when compared to some of its competitors who are private companies.

Lack of Revenues and Cash Flow/Significant Losses from Operations

It is extremely challenging to build a publicly traded historic shipwreck exploration and recovery company. The exploration and recovery of historic shipwrecks requires a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have any steady cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in or borrowed by the Company would likely be lost.

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $798,147 for the period ended December 31, 2010 and $1,031,714 million for the period ended December 31, 2009. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Governmental Regulation

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a very substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, both in terms of direct and ongoing compliance costs. Furthermore, it is possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. In addition, permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Item 1. Business. - continued

Governmental Regulation - continued

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

There is a possibility that new governmental regulations could be enacted at any time at the international, federal or state level that would make it impossible for the Company to continue to attempt to locate and salvage historic shipwrecks. Governmental regulation at all levels represents a very significant risk to Seafarer and all companies engaged in the commercial exploration and recovery of historical shipwrecks. There is a possibility that governmental regulation could be enacted that would make it impossible for the Company to conduct commercial exploration and recovery of historic shipwrecks anywhere in the world.

Historic Shipwreck Exploration and Recovery in Florida

The full time diving season for historic shipwreck exploration and recovery in Florida waters is generally considered to be the summer months, from approximately the middle of May through Labor Day, although good weather conditions may allow operations to extend into the fall months at certain shipwreck sites. Inclement weather and hazardous ocean conditions generally hamper year round historical shipwreck exploration and recovery efforts in Florida waters. Other factors that may hinder the Company’s ability to conduct year round operations include lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi governmental agencies, and the inability to locate and retain skilled, competent and experienced personnel. During down times, the Company's operations personnel may, among other duties, spend time researching sites, reviewing site plans, maps, charts, and other related information and performing maintenance, overhaul, cleaning, etc.

Juno Beach Shipwreck Site

The Company has previously performed some limited exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes that it is possible that the Juno Beach shipwreck site may potentially contain remnants of a sunken Spanish ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. It is also possible that a ship began to break up on the site but actually sank in another area that is not a part of the Juno Beach site and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a very high degree of probability that there are not any artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very remote.

Furthermore, many of the historical ships from the 1500s to the 1700s that sank off of the coast of Florida were not carrying treasure or other valuable cargo. It is possible that the cargo the ship was originally carrying, if any, had little or no value at the time that the ship sank. Many ships of this period were supply ships that carried cargo such as food stores, water, supplies, etc., and if found, this type of cargo would more than likely be completely worthless in modern times. Additionally, there is a very large amount of sand covering areas of the Juno Beach Shipwreck site and in the highly unlikely scenario that there are valuable artifacts located on the site it may be extremely challenging or impossible to recover them due to the difficulty in removing the sand. There is a very strong possibility that the Company will never recover any artifacts or cargo of any significant value from the Juno Beach Shipwreck site. Due to permitting issues the Company did not perform any exploration or recovery operations at the Juno Beach Shipwreck site in 2010.

Certain Agreements

Agreement with Tulco Resources, Ltd.

As previously noted in its 8-K filing on June 11, 2010, the Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) on June 8, 2010 which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”).  There term of the Agreement is for three years and may renew for an additional three years under the same terms unless otherwise agreed to in writing by the Tulco and Seafarer. The Agreement may be terminated by mutual agreement of both Tulco and Seafarer or it may be terminated by either party for cause. Termination for cause may include willful misconduct or gross negligence with respect to carrying out any duties responsibilities or commitments under the agreement and/or failure by Seafarer to fully pay the annual conservation payment on time. Under the Agreement the Company paid Tulco a total of $40,000, a total which included $20,000 to cover fees owed to Tulco from the 2009 diving season and a $20,000 payment for the 2010 diving season. The Company also agreed to pay Tulco a conservation payment of $20,000 per calendar year during the term of the Agreement.  The amount of the conservation payment my increase in future years based on the mutual agreement of Tulco and the Company.

Item 1. Business. - continued

Certain Agreements - continued

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

Florida Division of Historical Resources Agreement/Permit

On November 4, 2008, the Company entered into an agreement with the Florida Division of Historical Resources (“FLDHR”) and Tulco regarding the Research and Recovery of Archeological Material (the “FLDHR Agreement”). The FLDHR Agreement expired on November 4, 2009. Under the FLDHR Agreement the FLDHR granted the Company and Tulco permission to remove artifacts from the Juno Beach shipwreck site, in accordance with the covenants and conditions provided in the FLDHR Agreement. The Company provided written notification to the FLDHR in September 2009 of its intent to renew the FLDHR Agreement. As of the date of the filing of this report the FLDHR Agreement has not been renewed. Pending a renewal to the FLDHR Agreement, the Company is not able to conduct artifact recovery operations at the Juno Beach shipwreck site. The Company does not have any oral agreements with the FLDHR allowing it to conduct artifact recovery operations at the Juno Beach Shipwreck. The Company has provided information to the FLDHR to review for compliance by the Company with the FLDHR Agreement. The Company received notification in June of 2010 from the FLDHR that it did not intend to renew the FLDHR Agreement. The Company filed a petition for an administrative hearing regarding the renewal of the FLDHR Agreement and an administrative hearing was scheduled for December 2010. Prior to the hearing the Company received correspondence from the State of Florida requesting a settlement. The Company entered into a settlement agreement with the FLDHR and agreed to cancel the administrative hearing and the Company also agreed that the previous FLDHR Agreement is no longer in effect. Furthermore, the Company, along with Tulco, agreed to submit a new application for a recovery permit pursuant to Chapter 1A-31 Florida Administrative Code (the “Recovery Permit”). As a part of the settlement agreement the FLDHR agreed that upon successful completion of the permit application process, a recovery permit will be issued to the Company and Tulco. At the time of the filing of this report the Company has not been issued the Recovery Permit and the Company is not able to determine when, if ever, the Recovery Permit will be issued. If a Recovery Permit is not issued or if there are delays in the permitting process, then the Company’s plans to explore the Juno Beach shipwreck site in 2011 and in future years may have to be altered or cancelled. If the Recovery Permit is not issued then such consequence may have a significant material adverse effect on the Company and its prospects. If the Recovery Permit is not issued then the Company may be forced to cease its operations. If the Company is forced to cease its operations, all capital that has been invested or borrowed by the Company will likely be lost.

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

Item 3. Legal Proceedings.

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company intends to mount a vigorous defense to such claims and has filed a motion to dismiss the plaintiffs’ complaint. The parties are currently in settlement discussions and case management has been extended.

Item 3. Legal Proceedings. - continued

On December 17, 2009, the Company was named a defendant in Case Number 09-012905CO39, filed in the Circuit Court of Pinellas County, Florida, by a limited liability company, of which the Company’s CEO is a minority, non-controlling member.  The lawsuit alleges that the Company has failed and/or refused to pay for services rendered by the plaintiff, in breach of an agreement between the two parties. The plaintiff is seeking judgment against the Company in the amount of $13,520, plus damages that may accrue after the filing of the lawsuit, together with prejudgment interest, recoverable costs associated with the lawsuit and such other relief as may be appropriate under the circumstances.  The Company contends that the plaintiff has been paid in full for all services rendered, and intends to mount a vigorous defense to such claims. The parties are currently in settlement discussions and case management has been extended.

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

On March 2, 2010, the Company filed a complaint naming, a person who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in damages. The Company believes that it will be virtually impossible, with almost zero chance, of ever collecting any amount of the damages awarded for this judgment.

Subsequent to December 31, 2010, On February 24, 2011, the Company, was  named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company.  The limited liability company is claiming that the Company owes $12,064 plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064 plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper. Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim.

Item 4. Submission of Matters to a Vote of Security Holders.

We have not submitted a matter to a vote of our stockholders during the periods ended December 31, 2010 and 2009.

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

The range of high and low bid prices for our common stock during each quarter for 2009 and 2010 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2009	0.040	0.015
June 30, 2009	0.040	0.015
September 30, 2009	0.040	0.0125
December 31, 2009	0.023	0.010
March 31, 2010	0.019	0.007
June 30, 2010	0.0175	0.006
September 30, 2010	0.010	0.005
December 31, 2010	0.011	0.005

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at April 7, 2011 was 1,696 shareholders holding 224,271,850 certificated securities and an indeterminate number of shareholders holding 260,252,657 securities in “street name” in brokerage accounts.

Transfer Agent

ClearTrust, LLC (“ClearTrust”) is the Company’s stock transfer agent. ClearTrust’s address is 16540 Pointe Village Drive, Suite 201 Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO. A Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in ClearTrust.

Dividend Policy

The Company did not declare cash dividends during the periods ended December 31, 2010 and 2009 or during the period from inception to December 31, 2010. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

Equity Compensation Plans

The Company has not established any formal equity compensation plans as of the date of this Annual Report on Form 10-K; however, the Company reserves the right to do so at a later date.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010, the Company issued 5,625,000 of its restricted shares of its common stock to various consultants. These shares were issued in director compensation, legal, research, investor relations, and administrative consulting services. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services rendered to sophisticated and/or accredited investors or persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010. The proceeds from the sale of such commons stock were used for general corporate purposes, working capital and the repayment of debt. During the three months ended December 31, 2010, the Company sold 3,250,000 shares of its restricted common stock and received proceeds of $15,000. The proceeds from the sale of such commons stock were used for general corporate purposes, working capital and the repayment of debt.

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

During the three month period ended December 31, 2010, the holders of convertible promissory notes with an aggregate face value of $46,000 converted their notes payable into 12,817,117 shares of the Company’s common stock. The believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the periods ended December 31, 2010 and 2009, the Company did not purchase any of shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. The United Nations Educational Scientific and Cultural Organization, known as UNESCO, has estimated that there are over three million undiscovered shipwrecks around the world and some of these shipwrecks were lost with verifiable cargoes that may have contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult. The exploration and recovery of historic shipwrecks is extremely speculative, and there is a high degree of risk inherent in this type of business venture.

Furthermore, an investment in Seafarer is extremely speculative and of exceptionally high risk. Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Such operations may be undertaken more safely during certain months of the year than others. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect the Company’s operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

General - continued

Moreover, even if the Company is able to obtain permits for shipwreck sites projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. Even if valuable artifacts are located and recovered, there is the possibility that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts. In the event that the Company is able to make a valid claim to artifacts  or other items at a shipwreck site there is a risk of theft of such items at sea both before or after the recovery or while the artifacts are in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number these and other potential issues the Company could spend a great deal of time and money on a shipwreck project, and receive no salvage claim or revenue for its work.

There are also a number of additional issues regarding the shipwreck recovery business that make it extremely risky. The chance that the Company will actually recover artifacts of any significant value is remote. There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to fail, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company.

Plan of Operation

During the periods ended December 31, 2010 and 2009, the Company has taken the following steps to implement its business plan:

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

•
The Company completed the acquisition of Seafarer Inc., and as a result we are no longer a shell company as defined in Rule 144(i) under the Securities Act of 1933.  As discussed in Note 1 to our financial statements, the acquisition of Seafarer Inc. was characterized as a reverse-acquisition. Accordingly, the results of operations discussed in this Item 7, relate to the financial assets and liabilities and operations of Seafarer, Inc., as if it had been Organetix during the periods being discussed.

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring a historic shipwreck site located off of Juno Beach, Florida. The Company has never recovered any artifacts or treasure of any significant value from the Juno Beach Shipwreck site and the chance that the Company will ever recover any valuable artifacts or treasure from the site are remote. The Company and Tulco renewed their Exploration Agreement regarding the Juno Beach Shipwreck site in June of 2010. The Company did not perform any exploration or recovery operations at the Juno Beach Shipwreck site in 2010 primarily due to permitting issues. The Company and Tulco have applied for a new Recovery Permit to conduct search and recovery operations at the Juno Beach shipwreck site. At the time of the filing of this report the Company has not been issued the Recovery Permit and the Company is not able to determine when, if ever, the Recovery Permit will be issued. If a Recovery Permit is not issued or if there are delays in the permitting process, then the Company’s plans to explore the Juno Beach shipwreck site in 2011 and in future years may have to be altered or cancelled. If the Recovery Permit is not issued then such consequence may have a significant material adverse effect on the Company and its prospects. If the Recovery Permit is not issued then the Company may be forced to cease its operations. If the Company is forced to cease its operations, all capital that has been invested or borrowed by the Company will likely be lost.

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

The Company may seek to perform exploration and recovery operations at an alternate shipwreck site or sites; however the Company does not have any specific plans or signed agreements to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is not conducting exploration or recovery operations at any shipwreck site at the present time.

If the Company is not able to perform any exploration or recovery operations, then it may have to suspend or cease its operations. If the Company ceases its previously stated efforts, there are not any plans to pursue other business opportunities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At December 31, 2010, the Company had a working capital deficit of $365,404. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business. There is a very significant risk that the Company will be unable to obtain financing to fund its operation and as such the Company may be forced to cease operations which would likely result in a complete loss of all capital that has been invested in and/or borrowed by the Company to date.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2011.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through December 31, 2010 are $3,089,424. Since inception, we have incurred $2,041,491 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $209,406 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $290,535 in professional fees related to legal, auditing and accounting services.

The Company’s net loss for the twelve month period ended December 31, 2010 was $1,026,433 as compared to a net loss of $1,090,914 for the twelve month period ended December 31, 2009, a decrease of roughly 6%. The decrease in the net loss for the twelve month period ended December 31, 2010 was primarily due to a decrease in consulting and contractor fees, vessel expenses, and travel and entertainment expenses. During the twelve month period ended December 31, 2010, the Company incurred consulting and contractor expenses of $516,458 versus $748,551 for the period ended December 31, 2009. The 31% decrease in consulting expenses was largely due to a decrease in stock based compensation paid to various consultants. During the twelve month period ended December 31, 2010, the Company incurred vessel related expenses of $9,716 versus $69,414 during the twelve month period ended December 31, 2009. The decrease in vessel expenses in 2010 was largely a result of the lull in the Company’s operations due to the permitting issues. The Company had also been given use of another salvage vessel in 2009 vessel related expenses for 2009 were for two vessels. In 2010 the Company still had both vessels for part of the year but did not incur as many expenses related to the boat that did not belong to the Company. Despite the lull in operations the Company’s main salvage vessel requires constant maintenance, repairs and upkeep. The Company incurred travel and entertainment expenses of $12,829 during the twelve month period ended December 31, 2010 as compared to $39,895 during the period ended December 31, 2009. The 68% decrease in travel and entertainment expenses was due to a reduced budget for travel and entertainment as a part of the Company’s efforts to control costs and expenses during the lull in diving operations in 2010. For the twelve month period ended December 31, 2010 the Company incurred professional fees of $130,186 as compared to $33,083 for the twelve month period ended December 31, 2009. The primary reason for the 294% increase in professional fees during 2010 was that the Company incurred significant costs for legal services related to several lawsuits and legal actions. For the twelve month period ended December 31, 2010, the Company incurred interest expense of $184,328 as compared to $65,384 for the period ended December 31, 2009. The 182% increase in interest expense was due to the application of fair value measurement analysis to a convertible promissory note agreement that the Company entered into during 2010.

Liquidity and Capital Resources

At December 31, 2010, we had cash in the bank of $3,071.   During the period ended December 31, 2010, and the period from inception to December 31, 2010, we incurred net losses of $1,026,433 and $3,375,799, respectively. At December 31, 2010, we had $18,121 in current assets and $383,525 in current liabilities, leaving us a working capital deficit of $365,404.

Through March 31, 2011, the Company has funded operations through the receipt of $138,650 from the issuance of common stock under subscription agreements, and the Company has received $40,000 in proceeds from convertible promissory notes and loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. Although the Company did not conduct shipwreck recovery operations during 2010, there are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel, and upkeep expenses and docking fees are constant and unavoidable regardless of the Company’s operational status. Furthermore, the Company has elected to continue to lease its dive house location where its vessels are docked and to continue to pay some members of its dive crew during the lull in operations. The Company decided that it was necessary to continue to lease the dive house locations and pay crew members in order to maintain continuity with its operations personnel as well as to be prepared in the event that permitting issues were resolved and/or other opportunities arose to explore and salvage historic shipwreck sites.

In addition to the operations expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, corporate communications, rent, telephones, etc. The recurring expenses associated with being a publicly traded company are very burdensome on smaller companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating, which in turn makes owning shares of the Company’s commons stock extremely risky and highly speculative. The Company’s lack of liquidity may cause the Company to have to cease operations at any time which would likely result in a complete loss of all capital invested in or loaned to the Company to date.

Due to the fact that the Company does not generate any revenues and does not expect to generate revenues for the foreseeable future the Company must rely on outside equity and debt funding. The combination of the ongoing operational, even during times when there is little or no exploration or salvage activities taking place, and corporate expenses as well as the need for outside financing creates a very risky situation for the Company. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from March 31, 2011, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

If the Company is unable to obtain additional financing, it is highly likely that the Company will be forced to cease operations and there is a very high probability that all capital that has been invested in or borrowed by the Company will be lost.

Convertible Notes Payable, Notes Payable and Stockholder Loans

At December 31, 2010, the Company had convertible notes payable, notes payable and stockholder loans of $225,825 at face value, of which $163,300 were in default.  The following table reflects the convertible notes payable, notes payable and shareholder loans in default at December 31, 2010:

Issue Date	Maturity Date	Carrying Value	Interest Rate	Conversion Rate

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	6.00%	$0.0080
		124,300

Convertible notes payable, in default – related parties:
January 9, 2009	January 9, 2010	10,000	10.00%	$0.0150
December 16, 2009	December 16, 2010	9,000	6.00%	$0.0050
		19,000

Notes payable, in default:
February 22, 2010	August 22, 201	20,000	3.00%	NA

		$163,300

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Convertible Notes Payable, Notes Payable and Stockholder Loans - continued

The Company does not have additional sources of debt financing to refinance its convertible notes payable, notes payable and stockholder loans that are currently in default.  If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended December 31, 2010 and 2009, and for the period from inception to December 31, 2010, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Item 8. Financial Statements.

Financial Statements of Seafarer Exploration Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Seafarer Exploration Corp.

We have audited the accompanying balance sheets of Seafarer Exploration Corp. (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2010, the year ended December 31, 2009 and the cumulative period from February 15, 2007 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, the year ended December 31, 2009 and the cumulative period from February 15, 2007 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Accell Audit & Compliance, PA

Tampa, Florida
April 14, 2011

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

 SEAFARER EXPLORATION CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$3,071	$1,015
Notes receivable, net of allowance for doubtful accounts	13,867	36,705
Deposits and other receivables	1,183	6,984
Total current assets	18,121	44,704

Property and equipment – net	222,085	254,585
Investment in common stock	1,100	--
Total assets	$241,306	$299,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$94,848	$126,294
Convertible notes payable	--	10,000
Convertible notes payable – related parties	6,000	9,000
Convertible notes payable, in default	124,300	15,300
Convertible notes payable, in default – related parties	19,000	30,000
Convertible note payable, at fair value	101,752	91,363
Notes payable – related parties	7,500	--
Notes payable, in default	20,000	10,000
Notes payable, in default – related parties	--	16,500
Stockholder loans	10,125	33,900
Total current liabilities	383,525	342,357

Commitments and contingencies

Mezzanine equity – common stock, par value $0.0001	--	129,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; no shares issued or outstanding at December 31, 2010 and December 31, 2009	--	--
Common stock, $0.0001 par value – 500,000,000 shares authorized; 449,479,673 and 317,671,312 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	44,948	31,767
Additional paid-in capital	3,188,632	2,145,531
Deficit accumulated during the development stage	(3,375,799)	(2,349,366)
Total stockholders’ deficit	(142,219)	(172,068)
Total liabilities and stockholders’ deficit	$241,306	$299,289

The Accompanying Notes Are an Integral Part of These Financial Statements

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 15,
			2007
	For the year ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010
Revenue	$--	$--	$--

Expenses:
Consulting and contractor expenses	516,458	748,551	2,041,491
Professional fees	130,186	33,083	290,535
General and administrative expenses	57,781	69,519	187,584
Rent expense	38,377	28,870	89,472
Depreciation	32,500	32,500	102,915
Travel and entertainment	12,829	39,895	154,834
Vessel expenses	9,716	69,414	209,406
Other operating expenses	300	9,882	13,187
Total operating expenses	798,147	1,031,714	3,089,424
Loss from operations	(798,147)	(1,031,714)	(3,089,424)
Other income (expense)
Interest expense	(184,328)	(65,384)	(256,552)
Loss on extinguishment of debt	(46,120)	--	(46,120)
Interest income	2,162	6,184	16,297
Total other income (expense)	(228,286)	(59,200)	(286,375)

Net loss	$(1,026,433)	$(1,090,914)	$(3,375,799)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	388,810,219	299,867,717

The Accompanying Notes Are an Integral Part of These Financial Statements

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 15, 2007 (Inception)	--	$--	$--	$--	$--
Common stock issued for cash	5,000,000	500	4,693	--	5,193
Net loss	--	--	--	(5,294)	(5,294)
Balance, April 30, 2007	5,000,000	500	4,693	(5,294)	(101)
Common stock issued for cash	5,000,000	500	4,500	--	5,000
Common stock issued for subscription agreements	7,533,333	753	612,247	--	613,000
Net loss	--	--	--	(282,364)	(282,364)
Balance, April 30, 2008	17,533,333	1,753	621,440	(287,658)	335,535
Recapitalization at reverse merger	233,522,002	23,352	68,148	--	91,500
Common stock issued for services	17,783,332	1,778	321,555	--	323,333
Common stock issued on conversion of notes payable	1,344,972	135	18,865	--	19,000
Common stock issued for subscription agreements	6,425,918	643	356,132	--	356,775
Reclassification to mezzanine equity	--	--	(64,500)	--	(64,500)
Funds received no shares issued	--	--	25,000	--	25,000
Net loss	--	--	--	(970,794)	(970,794)
Balance, December 31, 2008	276,609,557	27,661	1,346,640	(1,258,452)	$115,849
Common stock issued for services	11,670,000	1,167	503,123	--	504,290
Common stock issued on conversion of notes payable	8,608,384	861	108,638	--	109,499
Common stock issued for subscription agreements	20,783,371	2,078	251,630	--	253,708
Reclassification to mezzanine equity	--	--	(64,500)	--	(64,500)
Net loss	--	--	--	(1,090,914)	(1,090,914)
Balance, December 31, 2009	317,671,312	31,767	2,145,531	(2,349,366)	(172,068)
Common stock issued for services	32,725,000	3,272	315,798	--	319,070
Common stock issued on conversion of notes payable	42,839,094	4,284	310,421	--	314,705
Common stock issued for subscription agreements	44,225,000	4,423	228,773	--	233,196
Common stock issued as financing fees	3,530,000	353	31,887	--	32,240
Common stock issued to extinguish notes	5,178,425	518	27,553	--	28,071
Common stock issued under minimum value stock subscriptions	3,310,842	331	128,669	--	129,000
Net loss	--	--	--	(1,026,433)	(1,026,433)
Balance, December 31, 2010	449,479,673	$44,948	$3,188,632	$(3,375,799)	$(142,219)

The Accompanying Notes Are an Integral Part of These Financial Statements

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	February 15, 2007
	December 31,	December 31,	(Inception) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,026,433)	$(1,090,914)	$(3,375,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,500	32,500	102,915
Allowance for uncollectible notes receivable	25,000	--	25,000
Amortization of deferred finance costs	32,240	--	32,240
Interest expense on issuance and fair value re-measurement of the convertible note payable	137,286	51,363	188,649
Write-off of uncollectible deposit	--	20,000	20,000
Accrued interest on notes receivable	--	--	(11,705)
Loss on extinguishment of debt	46,120	--	46,120
Stock issued for services	319,070	504,290	1,146,693
Changes in operating assets and liabilities:
Deposits and other receivables	3,638	(11,884)	(23,346)
Accounts payable and accrued liabilities	(11,686)	(16,622)	210,707
Net cash used in operating activities	(442,265)	(511,267)	(1,638,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments from notes receivable	--	150,000	(25,000)
Purchase of common stock	(1,100)	--	(1,100)
Acquisition of equipment	--	--	(325,000)
Net cash provided by (used in) investing activities	(1,100)	150,000	(351,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	233,196	253,708	1,491,972
Proceeds from the issuance of convertible notes, related parties	6,000	--	6,000
Proceeds from the issuance of convertible notes, non related parties	190,000	104,300	418,300
Proceeds from the issuance of notes payable	50,000	10,000	116,500
Payments of notes payable	(10,000)	(40,000)	(50,000)
Proceeds from loans from stockholders	2,225	33,800	35,925
Payments on loans from stockholders	(26,000)	--	(26,000)
Net cash provided by financing activities	445,421	361,808	1,992,697

CHANGE IN CASH	2,056	541	3,071

CASH, BEGINNING OF PERIOD	1,015	474	--

CASH, ENDING OF PERIOD	$3,071	$1,015	$3,071

NONCASH OPERATING AND FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Convertible debt converted to common stock including accrued interest	$314,705	$109,499	$437,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$--	$--	$3,660

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

In June of 2008, Seafarer Exploration, Inc. (“Seafarer Inc.”) merged with Organetix pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of Seafarer Inc.’s common shares for 131,243,235 of Organetix post-merger common shares. Considering that Seafarer Inc.’s former shareholders controlled the majority of Organetix’s outstanding voting common stock, Seafarer Inc.’s management had actual operational control of Organetix and Organetix effectively succeeded its otherwise minimal operations to Seafarer Inc.’s operations.  Seafarer Inc. was considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of Seafarer Inc.’s common stock for the net monetary assets of Organetix, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. On the date of the merger, Organetix was a blank-check public shell company and had no assets and no liabilities. Financial statements presented herein and subsequent to the merger reflect the financial assets and liabilities and operations of Seafarer Inc., at their historical costs, giving effect to the recapitalization, as if it had been Organetix during the periods presented.

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses of $3,375,799 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 14, 2011. Management's plans include raising capital through the equity markets to fund operations and eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2010 and 2009, and for the period from inception to December 31, 2010, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2010 and 2009.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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
NOTES TO FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended December 31, 2010 and 2009 or for the period from inception to December 31, 2010.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2010, the Company has not implemented an employee stock based compensation plan.

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

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2010 and 2009, all of the Company’s convertible notes payable were classified as conventional instruments.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of December 31, 2010 and 2009, none of the Company’s convertible notes payable included a beneficial conversion option.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through April 14, 2011; the date the financial statements were available for issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the respective years are as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Net loss attributable to common shareholders	$(1,026,433)	$(1,090,914)

Weighted average shares outstanding:
Basic and diluted	388,810,219	299,867,717

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - NOTES RECEIVABLE

At December 31, 2010 and 2009, the Company was owed a principal amount of $25,000 plus accrued interest of $13,867 and $11,705, respectively, from a promissory note due from a corporation. The note bears interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the note is technically in default.  Management believes that the Company needs to take legal action in order to collect the remaining principal balance and, accordingly, has established an allowance for a portion of the note deemed doubtful. Because legal action may become necessary, at December 31, 2010, the Company booked an allowance for doubtful accounts of $25,000. The carrying value of the note, net of the allowance for doubtful accounts, was $13,867 at December 31, 2010.

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At December 31, 2010, the Company had no common shares issued and outstanding that were subject to anti-dilution protection.  At December 31, 2009, the Company had 6,633,335 common shares issued and outstanding that were subject to anti-dilution protection guaranteeing the shareholders a minimum value ranging from $0.015 to $0.020 per share. The anti-dilution protection had previously extended through the date upon which all registration restrictions expired, typically one year from the date the shares were orignally issued, and was based upon the trading market value at the end of that period. Due to the fact that the number of shares required to settle this minimum value guaranty was not known until the registration restrictions expired, the Company was not able to guarantee with certainty that it had enough authorized shares to settle these agreements. Accordingly, these shares were previously accounted for in accordance with the ASC 480-10. Pursuant to this guidance, the shares subject to the anti-dilution protection were valued at $129,000 at December 31, 2009, and were required to be classified as mezzanine equity until such time as the anti-dilution feature expired.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2010 and 2009, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of $3,375,799 and $2,349,366, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2010 and 2009.

NOTE 8 – LEASE OBLIGATION

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The original term of the lease agreement commenced on October 1, 2008 and expired on March 31, 2010. The Company executed an amendment to the original lease effective retroactive to April 1, 2010. Under the amended lease agreement, the base rental rate, including taxes, is $1,166 per month, plus additional monthly charges for services used by the Company. Under the amendment, the lease term was extended to May 31, 2011.

Rental expense for the corporate office was $13,775 and $12,644 for the periods ended December 31, 2010 and 2009, respectively, and $30,272 for the period from inception to December 31, 2010.  As of December 31, 2010, future minimum rental payments required under this non-cancelable operating lease was $5,830, all of which is due during 2011.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the notes remeasured to fair value, which are discussed in Note 10, as of December 31, 2010 and 2009:

Issue Date	Maturity Date	December 31, 2010	December 31, 2009	Interest Rate	Conversion Rate
Convertible notes payable:
November 30, 2009	May 30, 2010	$--	$10,000	6.00%	$0.0050

Convertible notes payable – related parties:
January 25, 2010	January 25, 2011	6,000	--	6.00%	$0.0050

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
September 1, 2009	November 1, 2009	--	11,000	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	--	6.00%	$0.0050
April 7 2010	November 7, 2010	70,000	--	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	--	6.00%	$0.0080
		124,300	15,300

Convertible notes payable – related parties, in default:
July 23, 2007	September 1, 2008	--	15,000	6.00%	$0.0144
January 7, 2009	January 7, 2010	--	5,000	10.00%	$0.0150
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
December 16, 2009	December 16, 2010	9,000	9,000	6.00%	$0.0050
		19,000	39,000

		$149,300	$64,300

The convertible notes payable classified as “in default” are in default as of the date this annual report on Form 10-K was ready for issue.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable, as of December 31, 2010 and 2009:
Issue Date	Maturity Date	September 30, 2010	December 31, 2009	Interest Rate
Notes payable – related parties:
February 24, 2010	February 24, 2011	$7,500	$--	6.00%

Notes payable, in default:
February 22, 201	August 22, 2010	20,000	--	3.00%
May 6, 2009	July 3, 2009	--	10,000	5.00%
		20,000	10,000
Notes payable, in default – related parties:
September 9, 2008	September 9, 2009	--	9,000	8.00%
September 29, 2008	September 29, 2009	--	7,500	8.00%
		--	16,500

		$27,500	$26,500

Stockholder Loans

The following table reflects the stockholder loans as of December 31, 2010 and December 31, 2009:
Issue Date	Maturity Date	December 31, 2010	December 31, 2009	Interest Rate
Various	None stated	$7,900	$33,900	8.00%
October 26, 2010	January 25, 2011	350	--	6.00%
November 16, 2010	January 16, 2011	1,875	--	6.00%
		$10,125	$33,900

At December 31, 2010 and 2009, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $9,038 and $14,021, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

NOTE 10 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

Convertible Note Payable Dated November 4, 2009 at Fair Value - continued

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

At December 31, 2010, December 31, 2009 and November 4, 2009 (date of issuance), the convertible note payable, at fair value, was recorded at $0, $91,363 and $120,058, respectively.

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

Between October 29, 2010 and December 15, 2010, the holder converted $46,000 of the principal balance resulting in the issuance of 12,817,117 shares of the Company’s common stock.

At December 31, 2010 and April 1, 2010 (date of issuance), the convertible note payable, at fair value, was recorded at $11,112 and $118,649, respectively.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

Convertible Note Payable Dated June 22, 2010 at Fair Value - continued

In connection with the issuance of the convertible note payable on June 22, 2010, the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

At December 31, 2010 and June 22, 2010 (date of issuance), the convertible note payable, at fair value, was recorded at $74,537 and $52,872, respectively.

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

In connection with the issuance of the convertible note payable on July 12, 2010, the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

At December 31, 2010 and July 12, 2010 (date of issuance), the convertible note payable, at fair value, was recorded at $16,103 and $13,568, respectively.

NOTE 11 – MATERIAL AGREEMENTS

Agreement with Tulco Resources, Ltd.

As previously noted in its 8-K filing on June 11, 2010, the Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) on June 8, 2010 which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”).  There term of the Agreement is for three years and may renew for an additional three years under the same terms unless otherwise agreed to in writing by the Tulco and Seafarer. The Agreement may be terminated by mutual agreement of both Tulco and Seafarer or it may be terminated by either party for cause. Termination for cause may includes willful misconduct or gross negligence with respect to carrying out any duties responsibilities or commitments under the agreement and/or failure by Seafarer to fully pay the annual conservation payment on time. Under the Agreement the Company paid Tulco a total of $40,000, a total which included $20,000 to cover fees owed to Tulco from the 2009 diving season and a $20,000 payment for the 2010 diving season. The Company also agreed to pay Tulco a conservation payment of $20,000 per calendar year during the term of the Agreement.  The amount of the conservation payment my increase in future years based on the mutual agreement of Tulco and the Company.

The Company agreed to furnish its own personnel, salvage vessel and equipment necessary to conduct operations at the shipwreck site. The Company also agreed to pay all of its own expenses directly associated with salvage operations, including but not limited to fuel, food, ground tackle, electronic equipment, dockage, wages, dive tanks, and supplies.

The Company agreed to split any artifacts that it recovers equally with Tulco, after the State of Florida has selected up to twenty percent of the total value of recovered artifacts for the State of Florida’s museum collection. The Company and Tulco agreed to receive their share of the division of artifacts at the same time.  The Company and Tulco agreed to jointly handle all correspondence with the State of Florida regarding any agreements and permits required for the exploration and salvage of the shipwreck site.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – MATERIAL AGREEMENTS - continued

Florida Division of Historical Resources Agreement

On November 4, 2008, the Company entered into an agreement with the Florida Division of Historical Resources (“FLDHR”) and Tulco regarding the Research and Recovery of Archeological Material (the “FLDHR Agreement”). The FLDHR Agreement expired on November 4, 2009. Under the FLDHR Agreement, the FLDHR granted the Company and Tulco permission to remove artifacts from the Juno Beach shipwreck site, in accordance with the covenants and conditions provided in the FLDHR Agreement. The Company provided written notification to the FLDHR in September 2009 of its intent to renew the FLDHR Agreement. As of the date of the filing of this report, the FLDHR Agreement has not been renewed. Pending a renewal of the FLDHR Agreement, the Company is not able to conduct artifact recovery operations at the Juno Beach shipwreck site. The Company does not have any oral agreements with the FLDHR allowing it to conduct artifact recovery operations at the Juno Beach Shipwreck. The Company has provided information to the FLDHR to review the Company for compliance with the FLDHR Agreement. The Company received notification in June of 2010 from the FLDHR did not intend to renew the FLDHR Agreement. The Company filed a petition for an administrative hearing regarding the renewal of the FLDHR Agreement and an administrative hearing was scheduled for December 2010. Prior to the hearing, the Company entered into a settlement agreement with the FLDHR and agreed to cancel the administrative hearing, reimburse the FLDHR for legal fees and the Company also agreed that the previous FLDHR Agreement is no longer in effect. Furthermore, the Company, along with Tulco, agreed to submit a new application for a recovery permit pursuant to Chapter 1A-31 Florida Administrative Code (the “Recovery Permit”). As a part of the settlement agreement the FLDHR agreed that upon successful completion of the permit application process, a recovery permit will be issued to the Company and Tulco. At the time of the filing of this report the Company has not been issued the Recovery Permit and the Company is not able to determine when, if ever, the Recovery Permit will be issued. If a Recovery Permit is not issued or if there are delays in the permitting process, then the Company’s plans to explore the Juno Beach shipwreck site in 2011 and in future years may have to be altered or cancelled. If the Recovery Permit is not issued then such consequence may have a significant material adverse effect on the Company and its prospects. If the Recovery Permit is not issued then the Company may be forced to cease its operations. If the Company is forced to cease its operations, all capital that has been invested or borrowed by the Company will likely be lost.

Purchase and Sale Agreement for the DaVinci Project Research Materials

In December 2008, the Company entered into a purchase and sale agreement with a corporation to acquire the DaVinci Research Materials. The DaVinci Research Materials purportedly contain information as to the theoretical location of a deepwater shipwreck site that has been named the “DaVinci Project”. As used in the agreement with the corporation, the DaVinci Research Materials refers to any and all of the documents, data, records, reports, maps, compilations, computer models, writings and materials that are, in any way, related to the DaVinci Project. As of December 31, 2010, the Company had paid a total of $23,000 to the corporation towards the purchase of the DaVinci Research Materials; however, the Company was not able to obtain the financing required to meet its financial obligations under the agreement and, therefore, was not able to secure the information regarding the DaVinci Project. As such, the Company believes that the party who controls access to the DaVinci Project information has sold the information to another buyer. If another buyer has acquired the DaVinci Project information, then that buyer would have a significant advantage over the Company in terms of potentially locating the DaVinci Project deepwater shipwreck site, and the Company would have virtually no chance to ever make an exclusive claim, or possibly any claim at all, on the deepwater shipwreck site. As a result of these developments the Company believes that it is no longer feasible to continue to pursue the DaVinci Project; however, the Company does intend to explore its legal rights based on the previous payments made to acquire the DaVinci Project research information.

Certain Other Agreements

The Company entered into an agreement with a corporation to provide various “above the water” photography services over a four day period. The photographs will be completely edited and the Company will own all rights to the photographs. The photography company agreed to accept 2,000,000 restricted shares of the Company’s common stock in lieu of a cash payment of $12,000. All of the shares were issued to the principal of the corporation and these shares are included as an expense in consulting and contractor fees in the accompanying income statement. The Company was required to use the services prior to December 31, 2010, however due to the lull in operations and the Company not being able to use the services in 2010 the photography company has agreed to extend the services until December 31, 2011. As of the date of this report the photography services have not yet been rendered. The Company also paid the principal of the photography company $600 to cover time and travel expenses related to consulting for the photography services.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – MATERIAL AGREEMENTS - continued

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

In June of 2010, the Company entered into a verbal agreement with a limited liability company controlled by its former Chief Financial Officer to provide ongoing financial reporting, strategic planning, and accounting consulting services. The Company agreed to pay the consultant a minimum of $5,000 per month, plus the payment of expenses, reimbursement of expenses and bonuses in cash and/or stock to be granted at the Company’s discretion.

On September 16, 2010, the Company entered into a securities purchase agreement with an individual. Under the terms of the securities purchase agreement the Company paid $1,100 to acquire 11,038,778 shares of a private corporation form the individual. The corporation’s business plan is to expand its consulting business into acquiring, owning, operating, improving, leasing, selling and managing for investment purposes a diversified portfolio of income producing commercial, residential and industrial properties.  At the present time the corporation does not own and does not have any agreements to acquire any real estate properties and does not currently have the capital required to execute its business plan. The Company believes that the shares that it acquired have relatively little or no value based on the corporation’s current operating status. If the corporation is not able to execute its business plan then in all likelihood the shares that the Company has acquired will be worthless. The Company may distribute the shares of the corporation to its shareholders in the form of a future dividend at the appropriate time.  However the Company does not have any definitive plans to distribute the shares via a dividend and there is a strong possibility that the shares may have only a nominal value or be completely worthless at the time of any future dividend distributions. if any distributions occur at all, to the Company’s shareholders.

On October 5, 2010, a note holder who was owed $5,000 plus interest of $714 by the Company agreed to assign the note to an investor who is related to the Company’s CEO pursuant to a “wrap” around agreement between the Company, the note holder and the related party investor. Under the terms of the agreement, the Company and the note holder agreed that the original promissory note would be modified with a convertibility option to convert the note into common stock at $0.004 per share. The related party investor made a payment to the note holder to repay the entire principal balance of the note plus accrued interest, $5,714, and the related party investor received 1,428,425 shares of the Company’s common stock.

On November 3, 2010, the Company entered into a consulting agreement with an individual to provide services and advice to the Company in the areas of business development, mergers and acquisitions, business strategy and the specific analysis of the treasure industry. The consultant also agreed to assist the Company in developing, studying, and evaluating acquisition proposals, and preparing reports and studies. The consultant will not negotiate on behalf of the Company. The consultant will provide the services under the direction of the Company’s CEO. The Company agreed to pay the consultant 1,000,000 shares of its common stock upon execution of the agreement. The term of the agreement will continue until the completion of the services with a provision that after 120 days if there are additional services required to be performed by the consultant a new agreement will be created to reflect the scope of services required and term of services provided. The Company paid 1,000,000 shares of its restricted common stock to the consultant. Based on the price of the shares on the day that they were issued to the consultant, the Company recorded an expense of $10,000 which is included as an expense in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – MATERIAL AGREEMENTS - continued

On November 10, 2010, the Company entered into a non-binding letter of intent to into a reorganization transaction involving a tax-free exchange whereby some or all of the issued and outstanding common stock of a corporation, Anchor Research and Salvage, S.R.L. (“Anchor”) based in the Dominican Republic will be acquired or partially acquired by the Company in exchange for an as yet to be determined number of shares of unregistered common stock of Seafarer. According to the letter of intent, the Company and the corporation propose to engage in a tax-free equity exchange whereby Seafarer would acquire either a minimum of 40% or up to all of the issued and outstanding common stock and/or equity ownership of the corporation. The remaining terms of the of the transaction were to be negotiated between principals of the respective parties and will be included in one or more definitive stock purchase agreements subject to approval of the respective boards of directors of the Company and the corporation. The letter intent was also subject to the completion of satisfactory due diligence by both parties, an audit of the Dominican corporation’s financials, and the financing, negotiation and execution of one or more definitive stock purchase agreements and other appropriate documentation customary to this type transaction. Subsequent to December 31, 2010, as previously noted in its 8-K filing January 14, 2011, the Company announced that it had exercised its right to terminate the letter of intent due to failure of the parties to agree upon final, definitive terms of the transaction.  Currently, no material relationship exists between the Company and Anchor.

On December 11, 2010, the Company entered into a consulting agreement with an individual. Under the terms of the agreement the consultant agreed to provide various services to the Company including business development, business strategy, studying and evaluating acquisition proposals, treasure industry consulting, and prepare reports. The agreement is for a term of 45 days and if the consultant’s services are needed past the initial term then a new agreement will be created to reflect the scope of services required and term of services provided. The consultant is will not negotiate or enter into any binding agreements on behalf of the Company. The Company agreed to pay a total of $10,000 to the consultant in exchange for the services with $6,000 paid upon execution of the Agreement and $4,000 paid within 30 days of the execution of the agreement. The Company agreed to pay the consultant additional compensation in the form or restricted shares of its common stock, however this amount was agreed to be determined at a later date prior to the expiration of the agreement. The $6,000 paid to the consultant is included as an expense in consulting and contractor fees in the accompanying income statement.

On December 14, 2010, the Company entered into a consulting agreement with a corporation. Under the terms of the agreement the consultant agreed to provide introduction and participation, including entrance and participation fees, to at least one conference, introduce the Company to the financial community, and set up meetings as approved by the Company. The Company agreed to pay 625,000 restricted shares of its common stock to the consultant.  Based on the price of the shares on the day that they were issued, the Company recorded an expense of $3,700 which is included as an expense in consulting and contractor fees in the accompanying income statement.

NOTE 12 – DIVISON OF ARTIFACTS AND TREASURE

Under the Exploration Agreement with Tulco that was renewed on June 8, 2010, the Company is required to split any artifacts or treasure that it successfully recovers from the Juno Beach Shipwreck site with the FLDHR and Tulco. Tulco and the Company, assuming that the FLDHR’s portion will be 20%, have agreed to the following division of artifacts and treasure:

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – DIVISON OF ARTIFACTS AND TREASURE - continued

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

To date the Company has not located any artifacts that have any significant monetary value. The chance that the Company will actually recover artifacts of any significant value from the Juno Beach shipwreck site is very remote and highly unlikely.

NOTE 13 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company intends to mount a vigorous defense to such claims and has filed a motion to dismiss the plaintiffs’ complaint. The parties are currently in settlement discussions and case management has been extended.

On December 17, 2009, the Company was named a defendant in Case Number 09-012905CO39, filed in the Circuit Court of Pinellas County, Florida, by a limited liability company, of which the Company’s CEO is a minority, non-controlling member.  The lawsuit alleges that the Company has failed and/or refused to pay for services rendered by the plaintiff, in breach of an agreement between the two parties. The plaintiff is seeking judgment against the Company in the amount of $13,520, plus damages that may accrue after the filing of the lawsuit, together with prejudgment interest, recoverable costs associated with the lawsuit and such other relief as may be appropriate under the circumstances.  The Company contends that the plaintiff has been paid in full for all services rendered, and intends to mount a vigorous defense to such claims. The parties are currently in settlement discussions and case management has been extended.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

On March 2, 2010, the Company filed a complaint naming, a person who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in damages. The Company believes that it will be virtually impossible, with almost zero chance, of ever collecting any amount of the damages awarded for this judgment.

Subsequent to December 31, 2010, on February 24, 201, the Company, was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company.  The limited liability company is claiming that the Company owes $12,064,  plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper.   Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the period ended December 31, 2010:

In January of 2010, a promissory note holder who is related to the Company’s CEO, agreed to assign the balance of the note of $9,000, which was in default to non-payment of principal and interest, to an investor pursuant to a wrap around agreement between the Company, the note holder and the investor. Under the agreement the investor agreed to repay the related party note holder the past due principal balance of $9,000. The investor elected to convert the $9,000 principal balance of the note into 1,666,667 shares of the Company’s common stock.

In January of 2010, the Company issued 100,000 shares of its restricted common stock to one a person who is related to the Company’s CEO. The shares were issued to show appreciation for the person’s past service and as an incentive and an inducement to continue providing services to the Company. The shares were recorded as an expense of $900 in consulting and contractor fees in the accompanying income statement.

In January of 2010, the Company issued 4,000,000 shares of its restricted common stock to a limited liability company controlled by the person who was its CFO at that time. The shares were issued to show appreciation for his willingness to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The shares were recorded as an expense of $36,000 in consulting and contractor fees in the accompanying income statement.

In February of 2010, promissory note holder who is a corporation agreed to assign the principal balance of the note, which had an original principal balance of $12,500 and was in default due to non-payment of remaining principal and accrued interest, to an investor pursuant to an asset purchase agreement and assignment of debt agreement. The Company’s CEO is a director of the corporation and the Company’s former CFO has provided services to an affiliate of the corporation. Under the agreement the investor agreed to repay the note holder $12,500 to settle the note. The asset purchase agreement was later amended to reflect that the remaining principal balance owed was only $7,500. The investor elected to convert the remaining principal balance of $7,500 into 7,000,000 shares of the Company’s common stock.

In February of 2010, a convertible note holder who is related to the Company’s CEO elected to convert his note dated January 7, 2009 with a face value of $5,000 into 1,840,267 shares of the Company’s common stock.

In March of 2010, a person who is related to the Company’s CEO was issued 1,000,000 of the Company’s restricted common stock pursuant to a repricing clause in a subscription agreement dated October 24, 2009.

In March of 2010, a person who is related to the Company’s CEO was issued 400,000 of the Company’s restricted common stock pursuant to a repricing clause in a subscription agreement dated October 26, 2009.

In June of 2010, the Company entered into a consulting agreement with a limited liability company that is an affiliate of the Company and that is controlled by a person who is related to the Company’s CEO. Under the agreement the consultant agreed to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant provided the services under the direction of the Company’s CEO. During the twelve month period ended December 31, 2010 the Company paid $4,700 to the consultant, which is included as an expense in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

In June of 2010, the Company sold 1,425,000 shares of its restricted common stock at a price of $0.004 per share to an individual who is related to the Company’s CEO in exchange for a total of $5,000.

In August of 2010, the Company sold 2,000,000 shares of its restricted common stock at a price of $0.005 per share to one of its Directors, Pelle Ojasu, in exchange for a total of $10,000.

In September of 2010, the Company sold 500,000 shares of its restricted common stock at a price of $0.005 per share to an individual who is related to the Company’s CEO in exchange for a total of $2,500.

In October of 2010, a note holder who was owed $5,000 plus interest of $714 by the Company agreed to assign the note to an investor pursuant to a “wrap” around agreement between the Company, the related party note holder and the related party investor. Under the terms of the agreement, the Company and the related party note holder agreed that the original promissory note would be modified with a convertibility option to convert the note into common stock at $0.004 per share. The related party investor made a payment to the note holder to repay the entire principal balance of the note plus accrued interest, $5,714, and the related party investor received 1,428,425 shares of the Company’s common stock.

In December of 2010, the Company sold 1,250,000 shares of its restricted common stock at a price of $0.004 per share to two individuals who are related to the Company’s CEO in exchange for a total of $5,000.

In December of 2010, a related party note holder, Pelle Ojasu who is a director of the Company, and who was owed a principal balance of $15,000 on his note agreed to assign the note to an investor pursuant to a “wrap” around agreement between the Company, the note holder and the investor. Under the terms of the agreement, the Company and the note holder agreed that the original promissory note would be modified with a convertibility option to convert the note into common stock at $0.004 per share. The investor made a payment to the related party note holder to repay the entire principal balance of the note, $15,000, and the related party investor received 3,750,000 shares of the Company’s common stock. The related party note holder verbally agreed to forego the accrued interest that was owed on the note.

The Company issued a total of 5,000,000 shares of its restricted common stock to one of its Directors, Pelle Ojasu. 2,500,000 of the shares were issued in lieu of the Company paying Mr. Ojasu only cash compensation for his service as a member of the Company’s Board of Directors in 2009 and to show appreciation for Mr. Ojasu’s continued efforts in the development of the Company as well as an incentive and an inducement for Mr. Ojasu to continue providing services as a Director of the Company without receiving cash compensation. The other 2,500,000 shares were issued to Mr. Ojasu in lieu of the Company paying Mr. Ojasu any cash compensation for his service as a member of the Company’s Board of Directors in 2010. All of the shares were recorded as an expense of $40,000 expense in consulting and contractor fees in the accompanying income statement.

The Company verbally agreed to pay a person, who is related to the Company’s CEO, $2,500 per month for providing various administrative, clerical and consulting services. The agreement is verbal and may be terminated by the Company or the consultant at any time. The Company paid the related party a total of $18,844 for providing various administrative, clerical and consulting services in 2010.  The Company also paid this related party consultant a bonus of 1,000,000 of its restricted common stock in December of 2010. The shares were issued because the consultant had provided a number of hours of service to the Company that were not paid and as a bonus for the consultant’s willingness to work extra hours without pay during certain times during the year. At December 31, 2010 the Company owed this related party $1,250 for services rendered and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company paid $4,878 to a limited liability company for stock transfer agency services. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in the limited liability company. At December 31, 2010, the Company owed the limited liability company $608 for transfer agency services rendered, and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company repaid stockholder loans on various dates in 2010 totaling $15,000 to a Director of the Company, Pelle Ojasu. The repayment of the stockholder loans leaves a balance of $7,800 still owed to Mr. Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $7,900 to Mr. Ojasu at a future date, which has not yet been determined.

The Company repaid shareholder loans on various dates in 2010 in the amount of $11,000 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO. The $11,000 that was repaid represents the total amount that was owed to the limited liability company for providing the loans. The Company has not repaid the limited liability company any interest for providing the loans.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

The Company paid $2,765 during the twelve month period ended December 31, 2010 to a person related to the Company’s CEO for providing various temporary administrative and clerical services.

At December 31, 2010 the following promissory notes and shareholder loans were outstanding to related parties:

A convertible note payable dated January 9, 2009, due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 10% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured.  This convertible note payable is currently in default due to non-payment of principal and interest.

A convertible note payable dated December 16, 2009, due to a person related to the Company’s CEO with a face amount of $9,000. This note bears interest at a rate of 6% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.05 per share. This note is not secured.  The principal balance of the convertible note payable plus interest was due on or before December 16, 2010.  This convertible note payable is currently in default due to non-payment of principal and interest.

Shareholder loans from various dates in 2009, in the amount of $7,900 are owed to a Director of the Company, Pelle Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $7,900 to Mr. Ojasu at a future date, which has not yet been determined.

A convertible loan dated January 25, 2010, in the principal amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2011. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share. This loan is currently in default due to non-payment of principal and interest.

A loan agreement dated February 24, 2010, the principal amount of $7,500 with a corporation. The Company’s CEO is a director of the corporation, a Director of the Company is an officer of the corporation and the Company’s former CFO has provided consulting services to the corporation and an affiliate of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before February 24, 2011. This loan is currently in default due to non-payment of principal and interest.

A convertible loan dated October 25, 2010, in the principal amount of $350 with a limited liability company that is that is owned and controlled by a person who is related to the Company’s CEO. The loan pays interest at a rate of 6% per annum, is not secured and a total of $371, representing principal and interest, was due on January 25, 2010. The lender has the option to convert this loan into the company’s commons stock at a rate of $0.004 per share. This loan is currently in default due to the non-payment of principal and interest.

A convertible loan dated November 16, 2010, in the principal amount of $1,875 with a limited liability company that is that is owned and controlled by a person who is related to the Company’s CEO. The loan pays interest at a rate of 6% per annum, is not secured and a total of $1,894, representing principal and interest, was due on January 16, 2011. The lender has the option to convert this loan into the company’s commons stock at a rate of $0.004 per share. This loan is currently in default due to the non-payment of principal and interest.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2010:

 As previously noted in its 8-K filing January 14, 2011, the Company announced that it had exercised its right to terminate the letter of intent due that it had previously entered into with corporation, Anchor Research and Salvage, S.R.L. (“Anchor”), based in the Dominican Republic to failure of the parties to agree upon final, definitive terms of the transaction.  Currently, no material relationship exists between the Company and Anchor.

Subsequent to December 31, 2010, on February 24, 201, the Company, was  named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company.  The limited liability company is claiming that the Company owes $12,064,  plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper.   Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense to this claim.  Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS - continued

The Company formed a limited liability company, Church Hollow, LLC (“CH, LLC”), of which it is the sole member and the Company’s CEO is the manager.  The Company formed CH, LLC for the specific purpose of entering into an agreement to provide funding to a limited partnership, Ridgley-Johnson-Sharpe Limited Partnership (“RJS”). The purpose of the funding was to allow RJS to explore, excavate and potentially recovery treasure from an area of Missouri known as Church Hollow (the “Church Hollow Site”). After searching and excavating the Church Hollow Site, RJS was not able to locate any treasure or other valuable artifacts. Based on these results the Company believes that the possibility that it will receive any treasure or other valuable consideration form the Church Hollow Site is very remote and almost non-existant.

On April 5, 2011, in regards to the Company’s lawsuit filed on March 2, 2010, On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in damages. The Company believes that it will be virtually impossible, with almost zero chance, of ever collecting any amount of the damages awarded for this judgment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5 or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources and personnel.

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

Item 9A(T). Controls and Procedures. - continued

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

The Company has not made any change in our internal control over financial reporting during the period ended December 31, 2010.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	50	President, Chief Executive Officer, Chairman of the Board
Pelle Ojasu	42	Director

Kyle Kennedy
President, Chief Executive Officer, Chairman of the Board

In 2001, Kyle Kennedy co-founded Spartan Group Holdings, Inc., a group of companies offering security sales and trading and investment banking services. In 2003, Mr. Kennedy was also one of the founders of Island Stock Transfer, a securities transfer and processing company with whom he is still associated. Prior experience includes: August 1995 to Present – President of Kennedy and Associates, Business Consultants; March 1998 to December 1998 – Vice President Corporate Finance, Palm State Equities, Inc.; January 1999 to September 1999 – Vice President Investment Banking, 1st American Investment Banking; September 1999 to May 2000 – President and CEO, Nowtrade Corp. Mr. Kennedy is a senior financial executive, CEO, and President, with over 28 years experience in the brokerage business. He has held the following licenses: Series 3, 4, 7,  52,63, 24 and 55. He created, built and co-managed over $400 million of assets in money management, with specific focus in equity analysis. Mr. Kennedy’s public company experience includes his position as Executive Vice President and ultimately, acting President, of a public holding company with four diverse operating entities. He performed the day to day operations of the company and management. He was directly responsible for the turnaround of this complex, diverse holding company and successfully developed and implemented a creditor workout plan, negotiating with over 100 creditors, collection agencies and attorneys.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/10	--	--	--	--	--	--	--	--
	12/31/09
	12/31/08	--	--	--	--	--	--	--	--
Pelle Ojasu (2)	12/31/10	--	--	$40,000	--	--	--	--	$40,000
	12/31/09	--	--	--	--	--	--	--	--
	12/31/08	--	--	$240,000	--	--	--	$20,000	$260,000

(1)
The Company does not pay a salary, bonus or provide any health benefits to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2010, December 31, 2009 and December 31, 2008. Mr. Kennedy is required to travel extensively on Company business as the dive operations are on the east coast of Florida and the Company is located on the west coast of Florida. The Company decided that it would be less expensive for Mr. Kennedy to use his personal vehicle than to lease him a car. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company business. The Company provides Mr. Kennedy with periodic expense advances, including travel advances for estimated mileage and fuel for the use of his personal vehicle for Company business and reimburses him for various other expenses. The Company also paid $3,943 in 2010 and $5,365 in 2009 for Mr. Kennedy’s cellular telephone plan.

(2)
For the period ending December 31, 2010, the Company paid Mr. Ojasu a total of 5,000,000 restricted shares of its common stock, valued at $40,000 in exchange his participation as a member of the Board of Directors and his continued efforts in the development of the Company. Mr. Ojasu did not receive a salary or any stock based compensation during the year ended December 31, 2009.

Executive Compensation

All compensation paid to executives who were officers of the Company as of December 31, 2010 for the periods ending December 31, 2010, 2009 and 2008 is reflected in the Summary Compensation Table.

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors who were directors of the Company as of December 31, 2010 for the periods ending December 31, 2010, 2009 and 2008 is reflected in the Summary Compensation Table.

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

Our total authorized capital stock consists of 500,000,000 shares of common stock, $0.0001 par value per share. As of April 7, 2011, there were 484,524,507 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of March 18, 2011, there were no shares of preferred stock issued and outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. - continued

This table reflects shares that were issued and outstanding as of April 7, 2011.

		Percentage
		Of Common
		Shares
	Shares of Common Stock	Beneficially
Name and Address of Beneficial Owner(1)	Beneficially Owned	Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	34,700,000(3)	7.16%
Pelle Ojasu – Director	15,405,920(4)	3.18%
All directors and officers as a group (3 persons)	50,105,920	10.34%
Credo Argentarius, LLC	34,700,000(3)	7.16%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.
(2)	Percentages are based on 484,524,507 shares of common stock issued and outstanding at March 18, 2011.
(3)
For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include:  34,700,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by  Mr. Kennedy’s wife (Credo’s mailing address is 18829 Rue Loire, Lutz, FL 33558). This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the period ended December 31, 2010:

In January of 2010 a promissory note holder who is related to the Company’s CEO, agreed to assign the balance of the note of $9,000, which was in default to non-payment of principal and interest, to an investor pursuant to a wrap around agreement between the Company, the note holder and the investor. Under the agreement the investor agreed to repay the related party note holder the past due principal balance of $9,000. The investor elected to convert the $9,000 principal balance of the note into 1,666,667 shares of the Company’s common stock.

In January of 2010, the Company issued 100,000 shares of its restricted common stock to one a person who is related to the Company’s CEO. The shares were issued to show appreciation for the person’s past service and as an incentive and an inducement to continue providing services to the Company. The shares were recorded as an expense of $900 in consulting and contractor fees in the accompanying income statement.

In January of 2010 the Company issued 4,000,000 shares of its restricted common stock to a limited liability company controlled by the person who was its CFO at that time. The shares were issued to show appreciation for his willingness to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The shares were recorded as an expense of $36,000 in consulting and contractor fees in the accompanying income statement.

In February of 2010 promissory note holder who is a corporation agreed to assign the principal balance of the note which had an original principal balance of $12,500 and was in default due to non-payment of remaining principal and accrued interest, to an investor pursuant to an asset purchase agreement and assignment of debt agreement.. The Company’s CEO is a director of the corporation and the previous Company’s former CFO has provided services to an affiliate of the corporation. Under the agreement the investor agreed to repay the note holder $12,500 to settle the note. The asset purchase agreement was later amended to reflect that the remaining principal balance owed was only $7,500. The investor elected to convert the remaining principal balance of $7,500 into 7,000,000 shares of the Company’s common stock.

In February of 2010 a convertible note holder who is related to the Company’s CEO elected to convert his note dated January 7, 2009 with a face value of $5,000 into 1,840,267 shares of the Company’s common stock.

In March of 2010 a person who is related to the Company’s CEO was issued 1,000,000 of the Company’s restricted common stock pursuant to a repricing clause in a subscription agreement dated October 24, 2009.

In March of 2010 a person who is related to the Company’s CEO was issued 400,000 of the Company’s restricted common stock pursuant to a repricing clause in a subscription agreement dated October 26, 2009.

In June of 2010 the Company entered into a consulting agreement with a limited liability company that is an affiliate of the Company and that is controlled by a person who is related to the Company’s CEO. Under the agreement the consultant agreed to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant provided the services under the direction of the Company’s CEO. During the twelve month period ended December 31, 2010 the Company paid $4,700 to the consultant which is included as an expense in consulting and contractor fees in the accompanying income statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence. - continued

In June of 2010, the Company sold 1,425,000 shares of its restricted common stock at a price of $0.004 per share to an individual who is related to the Company’s CEO in exchange for a total of $10,000.

In August of 2010, the Company sold 2,000,000 shares of its restricted common stock at a price of $0.005 per share to one of its Directors, Pelle Ojasu, in exchange for a total of $10,000.

In August of 2010, the Company sold 500,000 shares of its restricted common stock at a price of $0.005 per share to an individual who is related to the Company’s CEO in exchange for a total of $2,500.

In October of 2010 a note holder who was owed $5,000 plus interest of $714 by the Company agreed to assign the note to an investor pursuant to a “wrap” around agreement between the Company, the related party note holder and the related party investor. Under the terms of the agreement, the Company and the related party note holder agreed that the original promissory note would be modified with a convertibility option to convert the note into common stock at $0.004 per share. The related party investor made a payment to the note holder to repay the entire principal balance of the note plus accrued interest, $5,714, and the related party investor received 1,428,425 shares of the Company’s common stock.

In December of 2010, the Company sold 1,250,000 shares of its restricted common stock at a price of $0.004 per share to two individuals who are related to the Company’s CEO in exchange for a total of $5,000.

In December of 2010, a related party note holder, Pelle Ojasu who is a director of the Company, and who was owed a principal balance of $15,000 on his note agreed to assign the note to an investor pursuant to a “wrap” around agreement between the Company, the note holder and the investor. Under the terms of the agreement, the Company and the note holder agreed that the original promissory note would be modified with a convertibility option to convert the note into common stock at $0.004 per share. The investor made a payment to the related party note holder to repay the entire principal balance of the note, $15,000, and the related party investor received 3,750,000 shares of the Company’s common stock. The related party note holder verbally agreed to forego the accrued interest that was owed on the note.

The Company issued a total of 5,000,000 shares of its restricted common stock to one of its Directors, Pelle Ojasu. 2,500,000 of the shares were issued in lieu of the Company paying Mr. Ojasu any cash compensation for his service as a member of the Company’s Board of Directors in 2009 and to show appreciation for Mr. Ojasu’s continued efforts in the development of the Company as well as an incentive and an inducement for Mr. Ojasu to continue providing services as a Director of the Company without receiving cash compensation. The other 2,500,000 shares were issued to Mr. Ojasu in lieu of the Company paying Mr. Ojasu any cash compensation for his service as a member of the Company’s Board of Directors in 2010. All of the shares were recorded as an expense of $40,000 expense in consulting and contractor fees in the accompanying income statement.

The Company verbally agreed to pay a person who is related to the Company’s CEO $2,500 per month for providing various administrative, clerical and consulting services. The agreement is verbal and may be terminated by the Company or the consultant at any time. The Company paid the related party a total of $18,844 for providing various administrative, clerical and consulting services in 2010.  The Company also paid this related party consultant a bonus of 1,000,000 of its restricted common stock in December of 2010. The shares were issued because the consultant had provided a number of hours of service to the Company that were not paid and as a bonus for the consultant’s willingness to work extra hours without pay during certain times during the year. At December 31, 2010 the Company owed this related party $1,250 for services rendered and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company paid $4,878 to a limited liability company for stock transfer agency services. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in the limited liability company. At December 31, 2010, the Company owed the limited liability company $608 for transfer agency services rendered, and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company repaid stockholder loans on various dates in 2010 totaling $15,000 to a Director of the Company, Pelle Ojasu. The repayment of the stockholder loans leaves a balance of $7,800 still owed to Mr. Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $7,900 to Mr. Ojasu at a future date, which has not yet been determined.

The Company repaid shareholder loans on various dates in 2010 in the amount of $11,000 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO. The $11,000 that was repaid represents the total amount that was owed to the limited liability company for providing the loans. The Company has not repaid the limited liability company any interest for providing the loans.

The Company paid $2,765 during the twelve month period ended December 31, 2010 to a person related to the Company’s CEO for providing various temporary administrative and clerical services.

Item 13. Certain Relationships and Related Transactions, and Director Independence. - continued

At December 31, 2010 the following promissory notes and shareholder loans were outstanding to related parties:

A convertible note payable dated January 9, 2009, due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 10% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured.  This convertible note payable is currently in default due to non-payment of principal and interest.

A convertible note payable dated December 16, 2009, due to a person related to the Company’s CEO with a face amount of $9,000. This note bears interest at a rate of 6% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.05 per share. This note is not secured.  The principal balance of the convertible note payable plus interest was due on or before December 16, 2010.  This convertible note payable is currently in default due to non-payment of principal and interest.

Shareholder loans from various dates in 2009, in the amount of $7,900 are owed to a Director of the Company, Pelle Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $7,900 to Mr. Ojasu at a future date, which has not yet been determined.

A convertible loan dated January 25, 2010, in the principal amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2011. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share. This loan is currently in default due to non-payment of principal and interest.

A loan agreement dated February 24, 2010, the principal amount of $7,500 with a corporation. The Company’s CEO is a director of the corporation, a Director of the Company is an officer of the corporation and the Company’s former CFO has provided consulting services to the corporation and an affiliate of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before February 24, 2011. This loan is currently in default due to non-payment of principal and interest.

Shareholder loans from various dates in 2009, in the amount of $7,900 are owed to a Director of the Company, Pelle Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $7,900 to Mr. Ojasu at a future date, which has not yet been determined.

A convertible loan dated October 25, 2010, in the principal amount of $350 with a limited liability company that is that is owned and controlled by a person who is related to the Company’s CEO. The loan pays interest at a rate of 6% per annum, is not secured and a total of $371, representing principal and interest, was due on January 25, 2010. The lender has the option to convert this loan into the company’s commons stock at a rate of $0.004 per share. This loan is currently in default due to the non-payment of principal and interest.

A convertible loan dated November 16, 2010, in the principal amount of $1,875 with a limited liability company that is that is owned and controlled by a person who is related to the Company’s CEO. The loan pays interest at a rate of 6% per annum, is not secured and a total of $1,894, representing principal and interest, was due on January 16, 2011. The lender has the option to convert this loan into the company’s commons stock at a rate of $0.004 per share. This loan is currently in default due to the non-payment of principal and interest.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the periods ended December 31, 2010 and 2009, the Company paid $26,000 and $33,952 respectively, in fees for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the periods ended December 31, 2010 and 2009, the Company incurred did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the periods ended December 31, 2010 and 2009.

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

(10)	Material Contracts

10.1	Photography Services Agreement by and between Photographs By Ish and Seafarer Exploration Corp. dated March 26, 2010. Filed with this Form 10-K.

10.2	Convertible Promissory Note issued by Seafarer Exploration Corp. to Asher Enterprises, Inc. dated as of April 1, 2010. Filed with this Form 10-K.

10.3	Securities Purchase Agreement between Asher Enterprises, Inc. and Seafarer Exploration Corp. dated as of April 1, 2010. Filed with this Form 10-K.

10.4	Convertible Promissory Note issued by Seafarer Exploration Corp. to Edward P. Moore dated as of April 7, 2010. Filed with this Form 10-K.

10.5	Advisory Council Agreement by and between Lenny H. Kohl and Seafarer Exploration Corp. dated April 21, 2010. Filed with this Form 10-K.

10.6	Consulting Agreement by and between Frank Heidel and Seafarer Exploration Corp. dated May18, 2010. Filed with this Form 10-K.

10.7	Consulting Agreement by and between Credo Argentarius, LLC and Seafarer Exploration Corp. dated June 1, 2010. Filed with this Form 10-K.

10.8	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010. *

10.9	Convertible Promissory Note issued by Seafarer Exploration Corp. to Asher Enterprises, Inc. dated as of June 22, 2010. Filed with this Form 10-K.

10.10	Securities Purchase Agreement between Asher Enterprises, Inc. and Seafarer Exploration Corp. dated as of June 22, 2010. Filed with this Form 10-K.

10.11	Convertible Promissory Note issued by Seafarer Exploration Corp. to Asher Enterprises, Inc. dated as of July 12, 2010. Filed with this Form 10-K.

10.12	Securities Purchase Agreement between Asher Enterprises, Inc. and Seafarer Exploration Corp. dated as of July 12, 2010. Filed with this Form 10-K.

10.13	Consulting Agreement by and between Robert H. Pritchertt and Seafarer Exploration Corp. dated November 3, 2010. Filed with this Form 10-K.

Item 15. Exhibits - continued

10.14	Letter of Intent to Enter Into a Plan of Reorganization with Anchor Research and Salvage, S.R.L. and Seafarer Exploration Corp. dated November 10, 2010. Filed with this Form 10-K.

10.15	Convertible Promissory Note issued by Seafarer Exploration Corp. to Edward P. Moore dated as of November 12, 2010. Filed with this Form 10-K.

10.16	Consulting Agreement by and between Ralph Johnson and Seafarer Exploration Corp. dated December, 11 2010. Filed with this Form 10-K.

10.17	Consulting Agreement by and between Real Time Interests, Inc. and Seafarer Exploration Corp. dated December 14, 2010. Filed with this Form 10-K.

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Attached as exhibit to our Form 8-K filed June 11, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 13, 2011	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 13, 2011	By:	/s/ Pelle Ojasu
Pelle Ojasu, Director