Form 10-Q
period 2011-03-31
SEAFARER EXPLORATION CORP
filed 2011-05-19
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐ No    ☑

As of May 9, 2011, there were 493,826,590 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2011

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$26,188	$3,071
Notes receivable, net of allowance for doubtful accounts	13,867	13,867
Deposits and other receivables	1,183	1,183
Total current assets	41,238	18,121

Property and equipment – net	213,960	222,085
Investments	1,100	1,100
Total Assets	$256,298	$241,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$95,737	$94,848
Convertible notes payable	20,000	--
Convertible notes payable, in default	124,300	124,300
Convertible notes payable, in default – related parties	25,000	25,000
Convertible note payable, at fair value	11,696	101,752
Notes payable – related parties	7,500	7,500
Notes payable, in default	40,000	20,000
Stockholder loans	4,900	10,125
Total current liabilities	329,133	383,525

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 and 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	--	--
Common stock, $0.0001 par value – 500,000,000 shares authorized; 483,524,508 and 449,479,673 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	48,353	44,948
Additional paid-in capital	3,377,664	3,188,632
Deficit accumulated during the development stage	(3,498,852)	(3,375,799)
Total stockholders’ deficit	(72,835)	(142,219)
Total Liabilities and Stockholders’ Deficit	$256,298	$241,306

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	94,787	191,656
Professional fees	17,624	51,425
Depreciation	8,125	8,124
General and administrative expenses	7,274	7,343
Vessel expenses	6,655	6,976
Travel and entertainment	5,105	3,693
Rent expense	3,742	6,594
Total operating expenses	143,312	275,811
Loss from operations	(143,312)	(275,811)
Other income (expense):
Interest expense	(14,029)	(7,082)
Interest income	34,288	11,679
Loss on extinguishment of debt	--	(41,500)
Total other income (expense)	20,259	(36,903)

Net loss	$(123,053)	$(312,714)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted		340,839,721

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

February 15,
2007
(Inception) to
March 31,
2011
Revenue	$-

Expenses:
Consulting and contractor expenses	2,136,278
Vessel expenses	216,061
Professional fees	308,159
Travel and entertainment	159,939
General and administrative expenses	194,858
Rent expense	93,214
Depreciation	111,040
Other operating expenses	13,187
Total operating expenses	3,232,736
Loss from operations	(3,232,736)
Other income (expense)
Interest expense	(270,581)
Interest income	50,585
Loss on extinguishment of debt	(46,120)
Total other income (expense)	(266,116)

Net loss	$(3,498,852)

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Three months ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,053)	$(312,714)	$(3,498,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,125	8,124	111,040
Allowance for uncollectible notes receivable	--	--	25,000
Amortization of deferred finance costs	1,250	685	33,490
Interest (income) expense on fair value adjustment on convertible notes payable	(32,290)	6,397	156,359
Interest accrued on note receivable	--	(829)	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of related party debt	--	41,500	46,120
Stock issued for services	19,751	129,870	1,166,444
Changes in operating assets and liabilities:
Deposits and other receivables	--	--	(23,346)
Accounts payable and accrued liabilities	889	(592)	211,596
Net cash used in operating activities	(125,328)	(127,559)	(1,763,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from notes receivable	--	--	(25,000)
Purchase of securities	--	--	(1,100)
Acquisition of equipment	--	--	(325,000)
Net cash provided by (used in) investing activities	--	--	(351,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	138,670	158,695	1,630,642
Proceeds from the issuance of convertible notes, related parties	--	--	6,000
Proceeds from the issuance of convertible notes, non related parties	20,000	6,000	438.300
Proceeds from the issuance of notes payable	20,000	47,500	136,500
Payments on convertible notes payable	(25,000)	--	(25,000)
Payments on notes payable	--	--	(50,000)
Proceeds from loans from stockholders	--	--	35,925
Payments on loans from stockholders	(5,225)	(2,000)	(31,225)
Net cash provided by financing activities	148,445	210,195	2,141,142

NET INCREASE IN CASH	23,117	82,636	26,188
CASH, BEGINNING OF PERIOD	3,071	1,015	--
CASH, END OF PERIOD	$26,188	$83,651	$26,188

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued for loan financing fees	$1,250	$5,000	$6,250
Common stock issued to satisfy minimum value guarantee	$--	$87,667	$87,667
Convertible debt converted to common stock including accrued interest	$32,766	$65,218	$470,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2010, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011 or for any future period.

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

In June of 2008, the Company merged with Organetix pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of the Company’s common shares for 131,243,235 of Organetix post-merger common shares. Considering that Seafarer Inc.’s former stockholders controlled the majority of Organetix’s outstanding voting common stock, Seafarer Inc.’s management had actual operational control of Organetix and Organetix effectively succeeded its otherwise minimal operations to the Company’s operations.  The Company was considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered and accounted for as a capital transaction in substance; it is equivalent to the issuance of Seafarer Inc.’s common stock for the net monetary assets of Organetix, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. On the date of the merger, Organetix was a blank-check public shell company and had no assets and no liabilities.  The condensed financial statements presented herein and subsequent to the merger reflect the condensed financial assets and liabilities and operations of Seafarer Inc., at their historical costs, giving effect to the recapitalization, as if it had been Organetix during the periods presented.

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $3,498,853 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 16, 2011. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2011 and 2010, and for the period from inception to March 31, 2011, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2011 and 2010.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended March 31, 2011 and 2010 or for the period from inception to March 31, 2011.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2011, the Company has not implemented an employee stock based compensation plan.

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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of March 31, 2011 and 2010, none of the Company’s convertible notes payable included a beneficial conversion feature.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through May 16, 2011, the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Net loss attributable to common stockholders	$(123,054)	$(312,714)

Weighted average shares outstanding:
Basic and diluted		340,839,721

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - NOTES RECEIVABLE

At March 31, 2011 and December 31, 2010, the Company was owed a principal amount of $25,000 plus accrued interest of $13,867, from a promissory note due from a corporation. The note bears interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the note is in default.  Management believes that the Company needs to take legal action in order to collect the remaining principal balance and, accordingly, has established an allowance for a portion of the note deemed doubtful. Because legal action may become necessary, at December 31, 2010, the Company booked an allowance for doubtful accounts of $25,000. Additionally, no further interest will be accrued as its collection is deemed not probable. The carrying value of the note, net of the allowance for doubtful accounts, was $13,867 at March 31, 2011.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – CAPITAL STOCK - continued

Preferred Stock

Series A Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

On March 30, 2011, we designated 50,000 shares, par value $0.0001 per share as Series A Preferred Stock (“Series A Preferred”). The Series A Preferred has a liquidation preference of $1. The holders have no voting rights and are entitled to receive dividends if and when declared by the board. Additionally, the Series A Preferred does not have a term or a maturity date; it is a perpetual financial instrument. We analyzed the instrument under EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement 133 (FASB Codification ASC 815) to determine if the host preferred stock is more akin to an equity instrument or a debt instrument in terms of their economic characteristics and risks. We concluded that the Series A Preferred is more akin to an equity instrument. We further analyzed the instrument under EITF D-98 Classification and Measurement of Redeemable Securities (FASB Codification ASC 480-10) and concluded that because the instrument is not redeemable for cash, it does not require classification in the mezzanine section of the financial statements.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2011 and December 31, 2010, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $3,498,853 and $3,375,799, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2011 and December 31, 2010.

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

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of March 31, 2011 and December 31, 2010:
Issue Date	Maturity Date	March 31, 2011	December 31, 2010	Interest Rate	Conversion Rate
Convertible notes payable:
February 15, 2011	April 15, 2011	$20,000	$--	8.00%	$0.0028

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
		124,300	124,300

Convertible notes payable – related parties, in default:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
December 16, 2009	December 16, 2010	9,000	9,000	6.00%	$0.0050
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
		25,000	25,000

		$169,300	$149,300

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q and were ready for issue.

Notes Payable

The following table reflects the notes payable as of March 31, 2011 and December 31, 2010:

Issue Date	Maturity Date	March 31, 2011	December 31, 2010	Interest Rate
Notes payable – related parties, in default:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable, in default:
February 22, 2010	August 22, 2010	20,000	20,000	3.00%
February 23, 2011	March 23, 2011	20,000	--	7.00%
		40,000	20,000

		$47,500	$27,500

Stockholder Loans

The following table reflects the stockholder loans as of March 31, 2011 and December 31, 2010:

 NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Issue Date	Maturity Date	March 31, 2011	December 31, 2010	Interest Rate
Various	None stated	$4,900	$7,900	8.00%
October 26, 2010	January 25, 2011	--	350	6.00%
November 16, 2010	January 16, 2011	--	1,875	6.00%
		$4,900	$10,125

At March 31, 2011 and December 31, 2010, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $10,780 and $9,038, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

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

In connection with the issuance of the convertible note payable on November 4, 2009, the Company recorded a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At March 31, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $0, respectively.

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

In connection with the issuance of the convertible note payable on April 1, 2010, the Company recorded a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At March 31, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $11,112, respectively.

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

In connection with the issuance of the convertible note payable on June 22, 2010, the Company recorded a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At March 31, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $74,537, respectively.

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

In connection with the issuance of the convertible note payable on July 12, 2010, the Company recorded a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At March 31, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $11,697 and $16,104, respectively.

Changes in Fair Values of Convertible Notes Payable

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended March 31, 2011 and 2010:

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2011	2010
Interest expense recorded upon issuance of the convertible note payable	$-	$-
Interest recapture on fair value re-measurement of the convertible note payable	34,288	(6,397)
	$34,288	$(6,397)

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

Other Agreements

As previously noted in its 8-K filing on January 14, 2011, the Company announced that it had exercised its right to terminate the letter of intent due that it had previously entered into with corporation, Anchor Research and Salvage, S.R.L. (“Anchor”), based in the Dominican Republic to failure of the parties to agree upon final, definitive terms of the transaction.  Currently, no material relationship exists between the Company and Anchor.

On January 18, 2011, the Company entered into an agreement with an individual to provide various consulting services as an Operations Management for to the Company’s exploration and recovery operations, including reviewing daily and weekly operating plans, assisting in overseeing the Company’s operations, reviewing and recording potential artifact locations and coordinates and other services as requested by the Company.  The agreement expires on August 31, 2011. In consideration for performing the consulting services, the Company agreed to pay the consultant a total of 600,000 restricted shares of its common stock. The shares issued to the consultant are subject to the following vesting schedule: 50,000 shares vest in February 2011, 50,000 shares vest in March 2011, 100,000 shares vest in April 2011, 100,000 shares vest in May 2011, 100,000 shares vest in June 2011, 100,000 shares vest in July 2011 and 100,000 shares vest in August 2011. If the agreement is terminated prior to the August 31, 2011 expiration date, the consultant has agreed to return to the Company any portion of the shares that have not yet vested.   The 600,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On January 18, 2011 the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding its news releases and generating local media coverage of the Company’s business and operations in Florida media markets, development, mergers and acquisitions, business strategy and specifically for the purpose of developing, studying and evaluating acquisition proposals and preparing reports and studies under the direction of the Company’s CEO. The agreement is for ninety days and may be extended if the consultant’s services are still needed at the end of the term. Under the terms of the agreement, the Company is required to pay the consultant a total of 1,000,000 restricted shares of the Company’s common stock. The 1,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT - continued

On January 19, 2011, the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and the analysis of the treasure industry under the direction of the Company’s President. The agreement expires on June 19, 2011. Under the terms of the agreement, the Company was required to pay the consultant $5,000 upon execution of the agreement and $2,500 per month for six months. The Company also agreed to pay the consultant a total of 1,000,000 shares of its restricted common stock. The shares issued to the consultant are subject to the following vesting schedule: 200,000 shares vest in February 2011, 200,000 shares vest in March 2011, 200,000 shares vest in April 2011, 200,000 shares vest in May 2011, and 200,000 shares vest in June 2011.  If the agreement is terminated prior to the June 19, 2011 expiration date, the consultant has agreed to return to the Company any portion of the shares that have not yet vested.   The 1,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On January 27, 2011 the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and specifically developing, studying and evaluating acquisition proposals and preparing reports and studies under the direction of the Company’s CEO. The Agreement expires on April 25, 2011. Under the terms of the agreement, the Company is required to pay the consultant a total of 250,000 restricted shares of the Company’s common stock. The 250,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

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

To date the Company has not located any artifacts that have any significant monetary value. The chance that the Company will actually recover artifacts of any significant value from the Juno Beach shipwreck site is very remote and highly unlikely

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – LEGAL PROCEEDINGS

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

On March 2, 2010, the Company filed a complaint naming, a person who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. The Company is currently pursuing the punitive damages portion and expects a substantial award of such. The punitive damages portion of the case is set for trial on June 13, 2011. The Company’s management believes that collection of such awards is extremely unlikely however it will continue to pursue the matter against the defendant.

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company.  The limited liability company is claiming that the Company owes $12,064,  plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper.   Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim and is currently seeking all attorney’s fees and costs for what it sees as a spurious claim. The Company has a motion for sanctions and dismissal which is set for hearing on June 14, 2011.

NOTE 14 – RELATED PARTY TRANSACTIONS

An individual who is related to the Company’s CEO entered into a subscription agreement to purchase 1,250,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $5,000.

A Director of the Company entered into a subscription agreement to purchase 2 shares of the Company’s Series A preferred stock at a price of $3,000 per share and the Company received proceeds of $6,000.

The Company paid $1,122 to a limited liability company for stock transfer agency services. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a Director of the Company, Pelle Ojasu, owns a minority, non-controlling interest in the limited liability company. At March 31, 2011, the Company owed the limited liability company $295 for transfer agency services rendered, and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company repaid two shareholder loans on January 27, 2011 that totaled $2,225 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO. The $2,225 that was repaid represents the total amount that was owed to the limited liability company for providing the loans. The Company has not repaid the limited liability company any interest for providing the loans.

The Company partially repaid shareholder loans totaling $3,000 to a Director of the Company, Pelle Ojasu. The repayment of the stockholder loans leaves a balance of $4,800 still owed to Mr. Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $4,800 to Mr. Ojasu at a future date, which has not yet been determined.

The Company paid $6,250 during the three month period ended March 31, 2011 to a person related to the Company’s CEO for providing various administrative, clerical, accounting, etc. services as an independent conrtractor.

At March 31, 2011 the following promissory notes and shareholder loans were outstanding to related parties:

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

Shareholder loans from various dates in 2009, in the amount of $4,800 are owed to a Director of the Company, Pelle Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $4,800 to Mr. Ojasu at a future date, which has not yet been determined.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to March 31, 2011:

The Company’s wholly owned subsidiary, Church Hollow, LLC (“CH”), entered into a Treasure Exploration Funding Agreement with an unrelated limited partnership, Ridgley-Johnson-Sharpe Limited Partnership (“RJS”). The purpose of the funding was to allow RJS to explore, excavate and potentially recovery treasure from an area of Missouri known as Church Hollow (the “Church Hollow Site”). Under the terms of the Agreement CH agreed to provide $21,000 to RJS in exchange for a maximum of 12% of the gross amount of any treasure recovered at the Church Hollow Site.

Effective as of April 19, 2011, Pelle Ojasu resigned as a member of the Company’s Board of Directors. There were no disputes between Mr. Ojasu and the Company.

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida.

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

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult and the probability that the Company will locate valuable artifacts or treasure is very remote. If the Company is not able to locate artifacts or treasure that have significant value then there is a very strong probability that the Company will fail and all capital invested in or borrowed by the Company will be lost.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

There are also a number of additional issues including but not limited to government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to fail, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company.

Plan of Operation

During the periods ended March 31, 2011 and 2010, the Company has taken the following steps to implement its business plan:

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

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. The Company and Tulco renewed their Exploration Agreement regarding the Juno Beach Shipwreck site in June of 2010. Due to permitting issues the Company did not perform any exploration or recovery operations at the Juno Beach Shipwreck site in 2010. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. The Company has never recovered any artifacts or treasure of any significant value from the Juno Beach Shipwreck site and the chance that the Company will ever recover any valuable artifacts or treasure from the site are remote. Furthermore, there is a very high degree of probability that there are not any artifacts of significant value located on the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to inclement weather, hazardous ocean conditions, large amount of sand that cover the shipwreck site, and a lack of financing, etc.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however the Company does not have any specific plans or signed agreements to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is not conducting exploration or recovery operations at any shipwreck site at the present time.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At March 31, 2011, the Company had a working capital deficit of $287,895. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business. There is a very significant risk that the Company will be unable to obtain financing to fund its operation and as such the Company may be forced to cease operations which would likely result in a complete loss of all capital that has been invested in and/or borrowed by the Company to date.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2011.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through March 31, 2011 are $3,498,853. Since inception, we have incurred $2,136,278 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $216,061 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $308,159 in professional fees related to legal, auditing and accounting services.

Summary of Three Months Ended March 31, 2011 Results of Operations

The Company’s net loss for the three month period ended March 31, 2011 was $123,054 as compared to a net loss of $312,714 during the three month period ended March 31, 2010. The decrease in the net loss for the three month period ended March 31, 2011 was primarily due to a decrease in consulting and contractor fees and professional fees. During the three month period ended March 31, 2011 consulting and contractor fees were $94,787 as compared to $191,656 during the three month period ended March 31, 2010. The 51% decrease in consulting and contractor fees in 2011 was largely a result of a decrease in stock based compensation paid to contractors and consultants. During the three month period ended March 31, 2011, the Company incurred vessel related expenses of $6,655 versus $6,976 during the three month period ended March 31, 2010. The 5% decrease in vessel expenses in 2011 was due to the continued lull in the Company’s operations due to permitting issues in 2010 and less maintenance required on the Company’s primary salvage vessel. During the three month period ended March 31, 2011 professional fees were $17,624 as compared to $51,425 during the three month period ended March 31, 2010. The 60% decrease in professional fees in 2011 was largely attributable to fewer fees paid to attorneys due to fewer associated with legal issues. The Company incurred travel and entertainment expenses of $5,105 during the three month period ended March 31, 2011 as compared to $3,693 during the three month period ended March 31, 2010. The 38% increase in travel and entertainment is due to increased activity by management and consultants preparing for the 2011 salvage season. The Company has however continued to monitor travel and entertainment expenses closely as a part of the Company’s efforts to control expenses. Interest expense for the three month period ended March 31, 2011 was $14,029 versus $7,082 for the three month period ended March 31, 2010. The increase in interest expense in 2011 was due to an increase in financing through promissory notes.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $143,313 for the period ended March 31, 2011 and $275,811 for the period ended March 31, 2010. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Liquidity and Capital Resources

At March 31, 2011, we had cash in the bank of $26,188.   During the period ended March 31, 2011, and the period from inception to March 31, 2011, we incurred net losses of $123,054 and $3,498,853, respectively. March 31, 2011, we had $41,238 in current assets and $329,133 in current liabilities, leaving us a working capital deficit of $287,895.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three month period ended March 31, 201l. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risk for the Company as the Company may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in the Company and/or borrowed by the Company will be lost.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

In addition to the operations expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, corporate communications, rent, telephones, etc. The recurring expenses associated with being a publicly traded company are very burdensome for smaller public companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating, which in turn makes owning shares of the Company’s commons stock extremely risky and highly speculative. The Company’s lack of liquidity may cause the Company to have to cease operations at any time which would likely result in a complete loss of all capital invested in or borrowed by the Company to date.

Due to the fact that the Company does not generate any revenues and does not expect to generate revenues for the foreseeable future the Company must rely on outside equity and debt funding. The combination of the ongoing operational, even during times when there is little or no exploration or salvage activities taking place, and corporate expenses as well as the need for outside financing creates a very risky situation for the Company and its shareholders. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from May 15, 2011, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

If the Company is unable to obtain additional financing, it is highly likely that the Company will be forced to cease operations and there is a very high probability that all capital that has been invested in or borrowed by the Company

Notes payable and convertible notes payable, in default

At March 31, 2011, the Company had convertible notes payable, notes payable and stockholder loans of $221,700, of which $196,800 were in default.  The following table reflects the convertible notes payable and notes payable in default at March 31, 2011:

Issue Date	Maturity Date	Carrying Value	Interest Rate	Conversion Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	70,000	6.00%	$0.0080
November 12, 2010	November 12, 2011	40,000	6.00%	$0.0050
		124,300

Convertible notes payable, in default – related parties:
January 9, 2009	January 9, 2010	10,000	10.00%	$0.0150
December 16, 2009	December 16, 2010	9,000	6.00%	$0.0050
January 25, 2010	January 25, 2011	6,000	6.00%	$0.0050
		25,000

Notes payable, in default:
February 22, 2010	August 22, 2010	20,000	3.00%	NA
February 23, 2011	March 23, 2011	20,000	7.00%	NA
		40,000

Notes payable, in default – related party:
February 24, 2010	February 24, 2011	7,500	3.00%	NA
		7,500
	Total	$196,800

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2011.  Based on this evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management has not made any change in our internal control over financial reporting during the period ended March 31, 2011. The Company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2010.

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

On March 2, 2010, the Company filed a complaint naming, a person who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. The Company is currently pursuing the punitive damages portion and expects a substantial award of such. The punitive damages portion of the case is set for trial on June 13, 2011. The Company’s management believes that collection of such award is extremely unlikely however it will continue to pursue the matter against the defendant.

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company.  The limited liability company is claiming that the Company owes $12,064, plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper.   Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim and is currently seeking all attorney’s fees and costs for what it sees as a spurious claim. The Company has a motion for sanctions and dismissal which is set for hearing on June 14, 2011.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2011, the Company issued 4,100,000 restricted common shares to various consultants for various consulting services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - continued

On various dates during the three month period ended March 31, 2011, the Company sold 24,780,000 shares of its restricted common stock and received proceeds of $138,670. The proceeds were used for general corporate purposes, working capital and the repayment of debt.

The Company also sold 7 shares of its Series A preferred stock and received proceeds of $21,000. The proceeds from the sale of the Series A preferred stock were used to fund Church Hollow, LLC, which is owned and managed by the Company.

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

Issuance of Securities Due to Conversion of Notes

During the three month period ended March 31, 2011, the holder of two promissory notes with a total face value of $21,000 elected to convert the notes into 5,164,835 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: May 19, 2011	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 19, 2011	By:	/s/ Ralph Johnson
Ralph Johnson, Director

Date: May 19, 2011	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director