Form 10-Q
period 2011-06-30
SEAFARER EXPLORATION CORP
filed 2011-08-22
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes     ☐  No     ☑

As of August 22, 2011, there were 547,424,268 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2011

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$12,978	$3,071
Notes receivable, net of allowance for doubtful accounts	--	13,867
Deposits and other receivables	45,266	1,183
Total current assets	58,244	18,121

Property and equipment – net	205,836	222,085
Investments	1,100	1,100
Total assets	$265,180	$241,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$222,758	$94,848
Convertible notes payable	--	--
Convertible notes payable, in default	139,750	124,300
Convertible notes payable, in default – related parties	25,000	25,000
Convertible note payable, at fair value	--	101,752
Notes payable	135,000	--
Notes payable – related parties	5,000	--
Notes payable, in default	40,000	20,000
Notes payable – related parties, in default	7,500	7,500
Stockholder loans	4,900	10,125
Total current liabilities	579,908	383,525

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 and 0 shares issued and outstanding at June 30, 2011 and December 31, 2010	--	--
Common stock, $0.0001 par value – 500,000,000 shares authorized; 496,676,591 and 449,479,673 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	49,669	44,948
Additional paid-in capital	3,499,506	3,188,632
Deficit accumulated during the development stage	(3,863,903)	(3,375,799)
Total stockholders’ deficit	(314,728)	(142,219)
Total liabilities and stockholders’ deficit	$265,180	$241,306

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	295,020	348,779
Professional fees	44,013	55,945
Depreciation	16,249	16,249
General and administrative expenses	66,615	25,515
Vessel expenses	27,876	37,437
Travel and entertainment	8,982	7,265
Rent expense	8,871	12,499
Total operating expenses	467,626	503,689
Loss from operations	(467,626)	(503,689)
Other income (expense):
Interest expense	(33,766)	(63,570)
Interest income	34,288	12,131
Loss on extinguishment of debt	--	(41,500)
Loss on impairment	21,000	--
Total other income (expense)	(21,522)	(92,939)

Net loss	$(489,148)	$(596,628)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	478,202,365	358,078,850

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2011	2010
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	200,233	157,123
Professional fees	35,888	4,520
Depreciation	12,507	8,125
General and administrative expenses	59,960	18,173
Vessel expenses	10,252	30,462
Travel and entertainment	1,708	3,572
Rent expense	3,766	5,905
Total operating expenses	324,314	227,880
Loss from operations	(324,314)	(227,880)
Other income (expense):
Interest expense	(19,737)	(56,488)
Interest income	--	453
Loss on impairment	(21,000)	--
Total other income (expense)	(40,737)	(56,035)

Net loss	$(365,051)	$(283,915)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	483,582,796	381,533,258

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

February 15,
2007
(Inception) to
June 30,
2011
Revenue	$-

Expenses:
Consulting and contractor expenses	2,336,511
Professional fees	344,047
Depreciation	123,547
General and administrative expenses	254,818
Vessel expenses	226,313
Travel and entertainment	161,647
Rent expense	96,980
Other operating expenses	13,187
Total operating expenses	3,557,050
Loss from operations	(3,557,050)
Other income (expense):
Interest expense	(290,318)
Interest income	50,585
Loss on extinguishment of debt	(46,120)
Loss on impairment	(21,000)
Total other income (expense)	(306,853)

Net loss	$(3,863,903)

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Six months ended		(Inception) to
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(488,104)	$(596,628)	$(3,863,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,249	16,249	119,164
Allowance for uncollectible notes receivable	13,867	--	38,867
Amortization of deferred finance costs	1,252	685	33,492
Interest (income) expense on fair value adjustment on convertible notes payable	(18,279)	45,599	170,370
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of related party debt	--	41,500	46,120
Loss on impairment	21,000	--	21,000
Stock issued for services	72,651	249,355	1,219,344
Changes in operating assets and liabilities:
Deposits and other receivables	(44,084)	(1,281)	(67,430)
Accounts payable and accrued liabilities	127,910	(68,469)	338,617
Net cash used in operating activities	(297,538)	(312,990)	(1,936,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from notes receivable	--	--	(25,000)
Purchase of securities	(21,000)	--	(22,100)
Acquisition of equipment	--	--	(325,000)
Net cash provided by (used in) investing activities	(21,000)	--	(372,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	178,670	179,695	1,670,642
Proceeds from the issuance of convertible notes, related parties	--	168,500	6,000
Proceeds from the issuance of convertible notes, non related parties	20,000	--	438,300
Proceeds from the issuance of notes payable	155,000	20,000	271,500
Proceeds from the issuance of notes payable, related parties	5,000	--	5,000
Payments on convertible notes payable	(25,000)	--	(35,000)
Payments on notes payable	--	(5,000)	(40,000)
Proceeds from loans from stockholders	--	--	35,925
Payments on loans from stockholders	(5,225)	(26,000)	(31,225)
Net cash provided by financing activities	328,445	337,195	2,321,142

NET INCREASE IN CASH	9,907	24,205	12,978
CASH, BEGINNING OF PERIOD	3,071	1,015	--
CASH, END OF PERIOD	$12,978	$25,220	$12,978

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued for loan financing fees	$1,250	$5,000	$6,250
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Convertible debt converted to common stock including accrued interest	$32,766	$182,212	$470,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660
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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2010, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $3,863,903 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 22, 2011. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s condensed financial statements.  The condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to GAAP in the United States of America, and have been consistently applied in the preparation of the condensed financial statements.

Accounting Method

The Company’s condensed financial statements are prepared using the accrual basis of accounting in accordance with GAAP in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2011 and 2010, and for the period from inception to June 30, 2011, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2011 and 2010.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. On June 30, 2011, we recognized an impairment loss in the amount of $21,000 for our investment in the Church Hollow Site (See Note 11 – Certain Other Agreements). As such our impairment charges recorded during the periods ended June 30, 2011 and 2010 or for the period from inception to June 30, 2011 were $21,000, $0, and $21,000, respectively.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2011, the Company has not implemented an employee stock based compensation plan.

SEAFARER EXPLORATION CORP.
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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of June 30, 2011 and 2010, none of the Company’s convertible notes payable included a beneficial conversion feature.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events , the Company evaluated subsequent events through August 22, 2011, the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended June 30, 2011 and 2010 are as follows:

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
Net loss attributable to common stockholders	$(365,051)	$(283,915)

Weighted average shares outstanding:
Basic and diluted	483,582,796	381,533,258

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - LOSS PER SHARE- continued

Components of loss per share for the six months ended June 30, 2011 and 2010 are as follows:

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Net loss attributable to common stockholders	$(489,148)	$(596,628)

Weighted average shares outstanding:
Basic and diluted	478,202,365	358,078,850

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - NOTE RECEIVABLE

At June 30, 2011 and December 31, 2010, the Company was owed a principal amount of $25,000 plus accrued interest of $13,867, from a promissory note due from a corporation. The note bears interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the note is in default.  Management believes that the Company needs to take legal action in order to collect the remaining principal balance and, accordingly, has established an allowance for a portion of the note deemed doubtful. Because legal action may become necessary, at December 31, 2010, the Company booked an allowance for doubtful accounts of $38,867. Additionally, no further interest will be accrued as its collection is deemed not probable. The carrying value of the note, net of the allowance for doubtful accounts, was $0 at June 30, 2011.

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

On March 30, 2011, the Company designated 50,000 shares, par value $0.0001 per share as Series A Preferred Stock (“Series A Preferred”). The Series A Preferred has a liquidation preference of $1. The holders have no voting rights and are entitled to receive dividends if and when declared by the board. Additionally, the Series A Preferred does not have a term or a maturity date; it is a perpetual financial instrument. We analyzed the instrument under EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement 133 (FASB Codification ASC 815) to determine if the host preferred stock is more akin to an equity instrument or a debt instrument in terms of their economic characteristics and risks. The Company concluded that the Series A Preferred is more akin to an equity instrument. The Company further analyzed the instrument under EITF D-98 Classification and Measurement of Redeemable Securities (FASB Codification ASC 480-10) and concluded that because the instrument is not redeemable for cash, it does not require classification in the mezzanine section of the financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Six Months Ended June 30, 2011	For the Year Ended December 31, 2010
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2011 and December 31, 2010, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $3,863,903 and $3,375,799, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2011 and December 31, 2010.

NOTE 8 - LEASE OBLIGATION

Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618 on a month-to-month basis.  The base rental rate, including taxes, is $1,166 per month, plus additional monthly charges for services used by the Company.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was ultimately superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of June 30, 2011 and December 31, 2010:
Issue Date	Maturity Date	June 30, 2011	December 31, 2010	Interest Rate	Conversion Rate
Convertible notes payable, in default :
August 28, 2009	November 1, 2009	$4,300	$4,300	10.00%	$0.0150
November 30, 2009	May 30, 2010	10,000	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	65,450	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
February 15, 2011	April 15, 2011	20,000	--	8.00%	$0.0028
		139,750	124,300

Convertible notes payable – related parties, in default:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
December 16, 2009	December 16, 2010	9,000	9,000	6.00%	$0.0050
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
		25,000	25,000

		$164,750	$149,300

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q was ready for issue.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE- continued

Notes Payable

The following table reflects the notes payable as of June 30, 2011 and December 31, 2010:

Issue Date	Maturity Date	June 30, 2011	December 31, 2010	Interest Rate
Notes payable:
April 27, 2011	April 27, 2012	$5,000	$--	6.00%
April 28, 2011	July 10, 2011	50,000	--	6.00%
May 10, 2011	July 10, 2011	5,000	--	6.00%
May 19, 2011	July 10, 2011	5,000	--	6.00%
May 25, 2011	July 25, 2011	5,000	--	6.00%
May 26, 2011	July 26, 2011	20,000	--	6.00%
June 16, 2011	July 3, 2011	15,000	--	6.00%
June 17, 2011	August 7, 2011	5,000	--	6.00%
June 23, 2011	August 23, 2011	25,000	--	6.00%
		135,000	--

Notes payable, in default:
February 22, 2010	August 22, 2010	20,000	20,000	3.00%
February 23, 2011	March 23, 2011	20,000	--	7.00%
		40,000	20,000

Notes payable – related parties:
June 6, 2011	August 6, 2011	5,000	--	6.00%

Notes payable – related parties, in default:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

		$187,500	$27,500

Stockholder Loans

The following table reflects the stockholder loans as of June 30, 2011 and December 31, 2010:

Issue Date	Maturity Date	June 30, 2011	December 31, 2010	Interest Rate
Various	None stated	$4,900	$7,900	8.00%
October 26, 2010	January 25, 2011	--	350	6.00%
November 16, 2010	January 16, 2011	--	1,875	6.00%
		$4,900	$10,125

At June 30, 2011 and December 31, 2010, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $16,056 and $9,038, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets. Management intends to have discussions or has already had discussions with several of the promissory note holders who do not currently have convertible notes regarding converting their notes into equity. Any such agreements to convert promissory notes into equity would more than likely have a highly dilutive effect on current shareholders and there is a very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock.

SEAFARER EXPLORATION CORP.
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

At June 30, 2011 and December 31, 2010, the convertible note payable, at fair value, had been fully settled.

SEAFARER EXPLORATION CORP.
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

At June 30, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $11,112, respectively.

SEAFARER EXPLORATION CORP.
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

At June 30, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $74,536, respectively.

SEAFARER EXPLORATION CORP.
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

At June 30, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $16,104, respectively.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE – continued

Changes in Fair Values of Convertible Notes Payable

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2011	2010
Interest expense recorded upon issuance of the convertible note payable	$-	$(68,649)
Interest recapture on fair value re-measurement of the convertible note payable	(14,011)	14,661
	$(14,011)	$(53,988)

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2011	2010
Interest expense recorded upon issuance of the convertible note payable	$-	$(68,649)
Interest recapture on fair value re-measurement of the convertible note payable	20,277	8,264
	$20,277	$(60,385)

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

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT - continued

Recovery Permit with Florida Division of Historical Resources

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida.

Certain Other Agreements

On April 2, 2011, the Company’s wholly owned subsidiary, Church Hollow, LLC (“CH”), entered into a Treasure Exploration Funding Agreement with a limited partnership. Under the terms of the Agreement and an amendment to the Agreement, CH agreed to provide $21,000 to the limited partnership in exchange for a maximum of 12% of the gross amount of any treasure recovered by the limited partnership from an area of Missouri known as Church Hollow (the “Church Hollow Site”). The limited partnership indicated that the funding would be used to explore, excavate and potentially recover treasure and/or valuable artifacts from the Church Hollow Site. Per the Agreement, the Company provided $21,000 to the limited partnership. The limited partnership was not successful in locating any treasure at the Church Hollow Site and does not anticipate that any treasure will be located at the site. Since there is objective evidence that the equity method investment in the Church Hollow Site is impaired and the recoverable amount is lower than the carrying amount of the equity method investment in the Church Hollow Site, an impairment loss has been recognized as “loss on impairment” included in non-operating expenses for the full amount of the investment. As a result of the impairment, the carrying amount of the investment in the Church Hollow Site as of June 30, 2011 is $0.

On April 2, 2011, the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and specifically assisting the Company in developing, and studying joint venture proposals in the treasure industry when advisable under the direction of the Company’s CEO. The Agreement has no expiration date. Under the terms of the agreement, the Company agreed to pay the consultant a total of 1,000,000 restricted shares of the Company’s common stock.

On April 16, 2011, the Company entered into a consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO and that provides transfer agent services to the Company. Under the terms of the agreement, the consultant agreed to assist and advise the Company regarding the annual shareholder meeting and proxy administration including analyzing the Company’s bylaws to ensure compliance with corporate bylaws and state and federal regulations, organize the shareholder meeting, mail the notice of shareholder meeting, proxy card and financial statements to shareholders,  tabulate shareholder votes and meeting attendance, author a script and assign appropriate roles, provide certified shareholder lists, attend and participate in the meeting, provide certified voting results and assist with shareholder services. Under the terms of the Agreement, the Company agreed to pay the consultant $5,000 and issue to the consultant 1,000,000 shares of its restricted common stock as consideration for the services.  As of June 30, 2011, the Company had not paid the consultant and the amount owed is included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

On April 18, 2011, the Company entered into a consulting agreement with a corporation under which the consultant agreed to advise the Company on a best efforts basis regarding business development, filming, production, web hosting, mergers and business strategy under the direction of the Company’s CEO. The Agreement has no expiration date. Under the terms of the agreement, the Company agreed to pay the consultant a total of 1,000,000 restricted shares of the Company’s common stock. As of June 30, 2011 the Company had not paid the consultant and the amount owed is included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

On April 19, 2011, the Company entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement the Company agreed to pay the Director 2,500,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. As of June 30, 2011 the Company had not paid the consultant and the amount owed is included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

On April 19, 2011, the Company entered into an agreement with an individual to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company and the Director agreed to negotiate compensation on a year-by-year basis and no compensation was specified in the agreement.  The Company also agreed to reimburse the Director for pre approved expenses.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT - continued

On June 10, 2011, the Company entered into a consulting agreement with a limited liability company under which the consultant agreed to provide dredging, side scanning, mapping and charting services to the Company over a period of 30 working days under the direction of the Company’s CEO. Under the terms of the agreement, the Company agreed to pay the consultant a total of 2,000,000 restricted shares of the Company’s common stock, $6,000 to cover various operational costs for the limited liability company’s ship and crew, plus $1,151 to cover dockage for the ship. The Company additionally agreed to pay each of the divers that work for the limited liability company 1% of any treasure that they find up to a maximum of 5%. As of June 30, 2011, the Company had issued the consultant the 2,000,000shares of its restricted common stock and the amount owed is included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

On June 20, 2011, the Company entered into a consulting agreement with an individual who is a member of the Company’s Board of Directors. Under the terms of the Agreement under the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and the analysis of the treasure industry and developing, studying, and evaluating acquisition proposals, preparing reports and studies when advisable under the direction of the Company’s CEO. Under the terms of the agreement, the Company agreed to pay the consultant $7,500 for three months, subject to availability of funds. The Company also agreed to pay the consultant a total of 1,000,000 shares of its restricted common stock. The shares issued to the consultant are subject to the following vesting schedule: 200,000 shares vest in July 2011, 200,000 shares vest in August 2011, 200,000 shares vest in September 2011, 200,000 shares vest in October 2011, and 200,000 shares vest in November 2011.  If the agreement is terminated prior to September 20, 2011, the consultant has agreed to return to the Company any portion of the shares that have not yet vested and to stop invoicing the Company for services. If the consultant’s services are needed after the termination date then a new agreement will be created to reflect the scope of services required and the term of services rendered.

The Company has an ongoing agreement to pay a person who is related to the Company’s CEO $2,500 per month for providing various administrative, clerical, office management and consulting services. The agreement is verbal and may be terminated by the Company or the consultant at any time.

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

SEAFARER EXPLORATION CORP.
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

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 2011:

An individual who is related to the Company’s CEO agreed to provide the Company with a loan in the amount of $1,000. The loan paid interest at an annual rate of 6% and was not secured. The principle balance of the loan plus accrued interest was due on or before May 21, 2011. The Company repaid the principle balance of $1,000 during the three month period ended June 30, 2011; however, the Company owes a late payment fee of 10% of the principal balance of the loan due to the fact that the loan was not repaid before the due date.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

An individual who is related to the Company’s CEO agreed to provide the Company with a loan in the amount of $5,000. The loan pays interest at an annual rate of 6% and is not secured. The principle balance of the loan plus accrued interest is due and payable on August 6, 2011.

The Company paid $514 to a limited liability company for stock transfer agency services. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a former Director of the Company owns a minority, non-controlling interest in the limited liability company. At June 30, 2011, the Company owed the limited liability company $563 for transfer agency services rendered, and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. Additionally, the Company entered into a consulting agreement with the limited liability Under the terms of the agreement, the consultant agreed to assist and advise the Company regarding the annual shareholder meeting and proxy administration including analyzing the Company’s bylaws to ensure compliance with corporate bylaws and state and federal regulations, organize the shareholder meeting, mail the notice of shareholder meeting, proxy card and financial statements to shareholders,  tabulate shareholder votes and meeting attendance, author a script and assign appropriate roles, provide certified shareholder lists, attend and participate in the meeting, provide certified voting results and assist with shareholder services. Under the terms of the Agreement the Company agreed to pay the consultant $5,000 and issue to the consultant 1,000,000 shares of its restricted common stock as consideration for the services.  As of As of June 30, 2011, the Company had not paid the consultant and the amount owed is included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

The Company has an ongoing agreement to pay a person who is related to the Company’s CEO $2,500 per month for providing various administrative, clerical, office management and consulting services. The agreement is verbal and may be terminated by the Company or the consultant at any time.

On April 19, 2011, the Company entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 2,500,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. As of June 30, 2011, the Company had not paid the consultant and the amount owed is included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

On April 19, 2011, the Company entered into an agreement with an individual to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company and the Director agreed to negotiate compensation on a year-by-year basis and no compensation was specified in the agreement.  The Company also agreed to reimburse the Director for pre approved expenses.

On June 20, 2011, the Company entered into a consulting agreement with an individual who is a member of the Company’s Board of Directors. Under the terms of the Agreement, the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and the analysis of the treasure industry and developing, studying, and evaluating acquisition proposals, preparing reports and studies when advisable under the direction of the Company’s CEO. Under the terms of the agreement, the Company agreed to pay the consultant $7,500 for three months, subject to availability of funds. The Company also agreed to pay the consultant a total of 1,000,000 shares of its restricted common stock. The shares issued to the consultant are subject to the following vesting schedule: 200,000 shares vest in July 2011, 200,000 shares vest in August 2011, 200,000 shares vest in September 2011, 200,000 shares vest in October 2011, and 200,000 shares vest in November 2011.  If the agreement is terminated prior to September 20, 2011, the consultant has agreed to return to the Company any portion of the shares that have not yet vested and to stop invoicing the Company for services. If the consultant’s services are needed after the termination date then a new agreement will be created to reflect the scope of services required and the term of services rendered.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

At June 30, 2011, the following promissory notes and shareholder loans were outstanding to related parties:

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

Shareholder loans from various dates in 2009, in the amount of $4,900 are owed to a Director of the Company, Pelle Ojasu. The Company had previously agreed to pay Mr. Ojasu an interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid. The Company has agreed to repay the remaining principal loan balance of $4,800 to Mr. Ojasu at a future date, which has not yet been determined.

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

A loan agreement dated February 24, 2010, the principal amount of $7,500 with a corporation. The Company’s CEO is a director of the corporation and a former Director of the Company is an officer of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before February 24, 2011. This loan is currently in default due to non-payment of principal and interest.

A promissory note dated June 6, 2011, in the principal amount of $5,000 with a person who is related to the Company’s CEO.  The loan pays interest at an annual rate of 6% and is not secured.  The principle and accrued interest are due on or before August 6, 2011.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to June 30, 2011:

The Company held a shareholder’s meeting on July 1, 2011 in order to vote on various corporate initiatives. A majority of the Company’s shareholders voted to increase the Company’s authorized shares by 250,000,000 shares and to move the Company’s domicile to Florida.

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

Furthermore, an investment in Seafarer is extremely speculative and of exceptionally high risk with a very high probability for a complete loss of invested capital. Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Such operations may be undertaken more safely during certain months of the year than others. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect the Company’s operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

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

 Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

There are also a number of additional issues including, but not limited to government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to fail, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company.

Plan of Operation

During the periods ended June 30, 2011 and 2010, the Company has taken the following steps to implement its business plan:

●
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of exploring, salvaging and recovering historic shipwrecks. The Company has previously performed some very limited exploration and recovery activities.

●	Although the Company has not generated revenues to date, our development activities continue to evolve. We have been a development stage company since inception, in accordance with ASC 915-10.
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

The Juno Beach Shipwreck site is an extremely speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. The Company has never recovered any artifacts or treasure of any significant value from the Juno Beach Shipwreck site and the chance that the Company will ever recover any valuable artifacts or treasure from the site are very remote. Furthermore, there is a very high degree of probability that there are not any artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of issues that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover portions of the site, permitting issues and/or a lack of financing, etc.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however the Company does not have any specific plans or signed agreements to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is not conducting exploration or recovery operations at any other shipwreck site at the present time.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At June 30, 2011, the Company had a working capital deficit of $521,664. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business. There is a very significant risk that the Company will be unable to obtain financing to fund its operation and as such the Company may be forced to cease operations which would likely result in a complete loss of all capital that has been invested in and/or borrowed by the Company to date.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 22, 2011.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through June 30, 2011 are $3,557,050. Since inception, we have incurred $2,336,511 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $226,313 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $344,047 in professional fees related to legal, auditing and accounting services.

Summary of Six Months Ended June 30, 2011 Results of Operations

The Company’s net loss for the six month period ended June 30, 2011 was $488,104 as compared to a net loss of $596,628 during the six month period ended June 30, 2010. The decrease in the net loss for the six month period ended June 30, 2011 was primarily due to a decrease in consulting and contractor fees, professional fees, vessel expenses, professional fees and reduced losses from the extinguishment of debt. During the six month period ended June 30, 2011 consulting and contractor fees were $295,020 as compared to $348,779 during the six month period ended June 30, 2010. The 15% decrease in consulting and contractor fees in 2011 was largely a result of a slight decrease in stock based compensation paid to contractors and consultants and the Company waiting to scale its operations until it received an exploration and salvage permit. During the six month period ended June 30, 2011, the Company incurred vessel related expenses of $27,876 versus $37,437 during the six month period ended June 30, 2010. The 26% decrease in vessel expenses in 2011 was due to less maintenance required on the Company’s primary salvage vessel and the Company not performing maintenance on a borrowed vessel as it did during the six month period ended June 30, 2010. During the six month period ended June 30, 2011 professional fees were $44,013 as compared to $55,945 during the six month period ended June 30, 2010. The 21% decrease in professional fees in for the six month period ended June 30, 2011 was largely attributable to fewer fees paid to attorneys due to fewer associated with legal issues. The Company did pay significant fees for shareholder and proxy related consulting services during the period. During the six month period ended June 30, 2011, the Company did not incur any losses on the extinguishment of debt as compared to a $41,500 loss on extinguishment of debt during the six month period ended June 30, 2010. Interest expense for the six month period ended June 30, 2011 was $33,766 versus $63,570 for the six month period ended June 30, 2010. The decrease in interest expense in 2011 was due to the fair value measurement of convertible notes.

Summary of Three Months Ended June 30, 2011 Results of Operations

The Company’s net loss for the three month period ended June 30, 2011 was $365,051 as compared to a net loss of $283,915 during the three month period ended June 30, 2010. The increase in the net loss for the three month period ended June 30, 2011 was primarily due to an increase in consulting and contractor fees, professional fees, and general and administrative expenses. During the three month period ended June 30, 2011 consulting and contractor fees were $200,233 as compared to $157,123 during the three month period ended June 30, 2010. The increase in consulting and contractor fees in 2011 was largely a result of an increase in payments to consultants as the Company received an exploration and salvage permit and began to ramp up its operations. During the three month period ended June 30, 2011, the Company incurred vessel related expenses of $10,252 versus $30,462 during the three month period ended June 30, 2010. The 42% decrease in vessel expenses in 2011 was due to the Company performing a large portion of its vessel maintenance in the first quarter of 2011 and the Company performing the bulk of maintenance on its main salvage vessel and not performing maintenance on a borrowed vessel. During the three month period ended June 30, 2011 professional fees were $35,888 as compared to $4,520 during the three month period ended June 30, 2010. The 694% increase in professional fees in 2011 was largely attributable to the Company paying fees to various consultants for proxy and shareholder meeting related services. Interest expense for the three month period ended June 30, 2011 was $19,737 versus $56,488 for the three month period ended June 30, 2010. The decrease in interest expense in 2011 was due to the fair value measurement of a convertible note.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $467,626 for the period ended June 30, 2011 and $503,689 for the period ended June 30, 2010. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Liquidity and Capital Resources

At June 30, 2011, we had cash in the bank of $12,978.   During the period ended June 30, 2011, and the period from inception to June 30, 2011, we incurred net losses of $488,104 and $3,863,903, respectively. June 30, 2011, we had $58,244 in current assets and $579,908 in current liabilities, leaving us a working capital deficit of $521,664.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three month period ended June 30, 201l. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risk for the Company as the Company may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in the Company and/or borrowed by the Company will be lost.

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

At June 30, 2011, the Company had convertible notes payable, notes payable and stockholder loans of $496,900, of which $212,250 were in default.  The following table reflects the convertible notes payable and notes payable in default at June 30, 2011:

Issue Date	Maturity Date	Carrying Value	Interest Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10%		$0.015
November 30, 2009	May 30, 2010	10,000	6%		$0.005
April 7, 2010	November 7, 2010	65,450	6%		$0.008
November 12, 2010	November 12, 2011	40,000	6%		$0.008
February 15, 2011	April 15,2011	20,000	8%		$0.0028
		139,750

Convertible notes payable, in default – related parties:
January 9, 2009	January 9, 2010	10,000	10%		$0.015
December 16, 2009	December 16, 2010	9,000	6%		$0.005
January 25, 2010	January 25, 2011	6,000	6%		$0.005
		25,000

Notes payable, in default:
February 22, 2010	August 22, 2010	20,000	3%	NA
February 23, 2011	Marach 23, 2011	20,000	7%	NA
		40,000

Notes payable, in default – related party:
February 24, 2010	February 24, 2011	7,500	3%	NA

	Total	$212,250

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

The Company does not have additional sources of debt financing to refinance its convertible notes payable and notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company. The fact that the Company is in default regarding several loans held by various lenders makes investing in the Company or providing any loans to the Company extremely risky with a very high potential for a complete loss of capital.

Management intends to have discussions or has already had discussions with several of the promissory note holders who do not currently have convertible notes regarding converting their notes into equity. Any such agreements to convert promissory notes into equity would more than likely have a highly dilutive effect on current shareholders and there is a very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2011.  Based on this evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2011, the Company issued 2,850,000 restricted common shares to various consultants for consulting services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - continued

On various dates during the three month period ended June 30, 2011, the Company sold 8,000,000 shares of its restricted common stock and received proceeds of $40,000. The proceeds were used for general corporate purposes andworking capital.

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

Issuance of Securities Due to Conversion of Notes

During the three month period ended June 30, 2011, the holders of two promissory notes with a total face value of $14,455,000 elected to convert the notes into 2,302,083 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: August 22, 2011	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 22, 2011	By:	/s/ Ralph Johnson
Ralph Johnson, Director

Date: August 22, 2011	By:	/s/ Charles Branscum
Charles Branscum, Director