Form 10-Q/A
period 2011-06-30
SEAFARER EXPLORATION CORP
filed 2011-09-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

Yes ☑ No ☐

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Accordingly, we have checked "Yes" as to whether registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Extension Presentation Linkbase

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seafarer Exploration Corp.

Date: September 13, 2011	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: September 13, 2011	By:	/s/ Ralph Johnson
Ralph Johnson, Director

Date: September 13, 2011	By:	/s/ Charles Branscum
Charles Branscum, Director