Form 10-Q/A
period 2011-06-30
SEAFARER EXPLORATION CORP
filed 2011-09-16
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 2

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

Registrant's telephone number

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of August 22, 2011, there were 547,424,268 shares of the registrant's common stock, $.0001 par value per share, outstanding.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
**31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and  Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1
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
** Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seafarer Exploration Corp.

Date: September 15, 2011	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: September 15, 2011	By:	/s/ Ralph Johnson
Ralph Johnson, Director

Date: September 15, 2011	By:	/s/ Charles Branscum
Charles Branscum, Director