Form 10-Q
period 2011-09-30
SEAFARER EXPLORATION CORP
filed 2011-11-21
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes ☐  No ☑

As of  November 16, 2011, there were 594,026,117 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2011

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Balance Sheets: September 30, 2011 and December 31, 2010	5

Condensed Statements of Operations: For the three and nine months ended September 30, 2011 and 2010 and the period from inception (February 15, 2007 to September 30, 2011)	6 – 7

Condensed Statements of Cash Flows: Nine months ended September 30, 2011 and 2010 and the period from inception (February 15, 2007) to September 30, 2011	8

Notes to Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4T. Controls and Procedures	32

PART II: OTHER INFORMATION	33

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35

SIGNATURES	35

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$2,018	$3,071
Notes receivable, net of allowance for doubtful accounts	--	13,867
Deposits and other receivables	49,884	1,183
Total current assets	51,902	18,121

Property and equipment – net	197,711	222,085
Other assets	1,100	1,100
Total Assets	$250,713	$241,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$153,006	$94,848
Convertible notes payable, in default	109,750	124,300
Convertible notes payable, in default – related parties	16,000	25,000
Convertible note payable, at fair value	--	101,752
Notes payable	5,000	--
Notes payable, in default – related parties	7,500	7,500
Notes payable, in default	65,000	20,000
Stockholder loans	--	10,125
Total current liabilities	356,256	383,525

Commitments and contingencies

Mezzanine equity – common stock, par value $0.0001	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010	--	--
Common stock, $0.0001 par value – 750,000,000 shares authorized; 575,511,579 and 449,479,673shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	57,553	44,948
Additional paid-in capital	4,387,544	3,188,632
Deficit accumulated during the development stage	(4,550,640)	(3,375,799)
Total stockholders’ deficit	(105,543)	(142,219)
Total Liabilities and Stockholders’ Deficit	$250,713	$241,306

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 30,
	2011	2010
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	281,966	120,010
Vessel expenses	21,953	3,000
Professional fees	61,663	20,006
Travel and entertainment	3,151	819
General and administrative expenses	19,464	12,117
Rent expense	8,878	2,530
Depreciation	8,126	8,125
Other operating expenses	--	--
Total operating expenses	405,201	166,607
Loss from operations	(405,201)	(166,607)
Other income (expense):
Interest expense	(4,047)	(48,951)
Interest income	--	435
Loss on extinguishment of debt	(277,489)	--
Total other income (expense)	(281,536)	(48,516)

Net loss	$(686,737)	$(215,123)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Shares used to compute basic and diluted net loss per share applicable to common stockholders	545,056,543	413,738,134

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			February 15,
			2007
	Nine months ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011
Revenue	$-	$-	$-

Expenses:
Consulting and contractor expenses	576,986	468,789	2,618,477
Vessel expenses	49,829	40,437	259,235
Professional fees	105,676	75,951	396,211
Travel and entertainment	12,133	8,084	166,967
General and administrative expenses	86,079	37,632	273,663
Rent expense	17,750	15,029	107,222
Depreciation	24,374	24,374	127,289
Other operating expenses	--	--	13,187
Total operating expenses	872,827	670,296	3,962,251
Loss from operations	(872,827)	(670,296)	(3,962,251)
Other income (expense)
Interest expense	(37,813)	(112,521)	(294,365)
Interest income	34,288	12,566	50,585
Loss on extinguishment of debt	(277,489)	(41,500)	(323,609)
Loss on impairment	(21,000)	--	(21,000)
Total other income (expense)	(302,014)	(141,455)	(588,389)

Net loss	$(1,174,841)	$(811,751)	$(4,550,640)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	464,231,788	374,529,544

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Nine months ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,174,841)	$(811,751)	$(4,550,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,374	24,374	127,289
Allowance for uncollectible notes receivable	13,867	--	38,867
Amortization of deferred finance costs	1,252	29,760	33,492
Interest income (expense) on fair value adjustments on convertible notes payable	(18,279)	65,096	170,370
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of debt	277,489	41,500	323,609
Loss on impairment	21,000		21,000
Stock issued for services	317,169	303,031	1,463,862
Changes in operating assets and liabilities:
Deposits and other receivables	(48,702)	(1,717)	(72,048)
Accounts payable and accrued liabilities	184,173	(27,361)	394,880
Net cash used in operating activities	(402,498)	(377,068)	(2,041,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of notes receivable	--	--	(25,000)
Purchase of securities	(21,000)	(1,100)	(22,100)
Acquisition of equipment	--	--	(325,000)
Net cash used in investing activities	(21,000)	(1,100)	(372,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	272,670	218,196	1,764,642
Proceeds from the issuance of convertible notes, related parties	--	6,000	6,000
Proceeds from the issuance of convertible notes, non related parties	20,000	152,500	438,300
Proceeds from the issuance of notes payable	155,000	47,500	271,500
Proceeds from the issuance of notes payable, related parties	5,000	--	5,000
Payments on convertible notes payable	(25,000)	--	(35,000)
Payments on notes payable	--	--	(40,000)
Proceeds from loans from stockholders	--	--	35,925
Payments on loans from stockholders	(5,225)	(26,000)	(31,225)
Net cash provided by financing activities	422,445	398,196	2,415,142

NET INCREASE IN CASH	(1,053)	20,028	2,018
CASH, BEGINNING OF PERIOD	3,071	1,015	--
CASH, END OF PERIOD	$2,018	$21,043	$2,018

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued for loan financing fees	$1,250	$5,000	$6,250
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Common stock issued to satisfy payment for legal services	$40,559	$--	$40,559
Shares issued for consulting services	$397,128	$285,320	$1,543,821
Convertible debt converted to common stock including accrued interest	$499,910	$217,962	$937,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2010, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $4,550,640 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 21, 2011. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2011 and 2010.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. On June 30, 2011, we recognized an impairment loss in the amount of $21,000 for our investment in the Church Hollow Site (See Note 11 – Certain Other Agreements). As such our impairment charges recorded during the periods ended September 30, 2011 and 2010 or for the period from inception to September 30, 2011 were $21,000, $0, and $21,000, respectively.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2011, the Company has not implemented an employee stock based compensation plan.

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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of September 30, 2011 and 2010, none of the Company’s convertible notes payable included a beneficial conversion feature.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through November 21, 2011, the date the Company’s quarterly report on Form 10-Q was ready to issue.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended September 30, 2011 and 2010 are as follows:

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Net loss attributable to common stockholders	$(686,737)	$(215,123)

Weighted average shares outstanding:
Basic and diluted	545,056,543	413,738,134

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the nine months ended September 30, 2011 and 2010 are as follows:

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Net loss attributable to common stockholders	$(1,174,841)	$(811,751)

Weighted average shares outstanding:
Basic and diluted	464,231,788	374,529,544

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - NOTE RECEIVABLE

At September 30, 2011 and December 31, 2010, the Company was owed a principal amount of $25,000 plus accrued interest of $13,867, from a promissory note due from a corporation. The note bears interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the note is in default.  Management believes that the Company needs to take legal action in order to collect the remaining principal balance and, accordingly, has established an allowance for a portion of the note deemed doubtful. Because legal action may become necessary, the Company booked an allowance for doubtful accounts of $38,867.  Additionally, no further interest will be accrued as its collection is deemed not probable. The carrying value of the note, net of the allowance for doubtful accounts, was $0 at September 30, 2011.

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 750,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2011 and December 31, 2010, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $3,962,251 and $3,375,799, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2011 and December 31, 2010.

NOTE 8 - LEASE OBLIGATION

Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on September 12, 2011 for its current location. Under the terms of the amended lease agreement the lease term has been extended to May of 2012 with a base monthly rent of $1,166. There may be additional monthly charges for pro-rated maintenance, etc.

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

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of September 30, 2011 and December 31, 2010:

Issue Date	Maturity Date	September 30, 2011	December 31, 2010	Interest Rate	Conversion Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	$4,300	10.00%	$0.0150
November 30, 2009	May 30, 2010	--	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	65,450	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
		109,750	124,300

Convertible notes payable, in default – related parties:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
December 16, 2009	December 16, 2010	--	9,000	6.00%	$0.0050
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
		16,000	25,000

		$125,750	$149,300

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q was ready for issue.

Notes Payable

The following table reflects the notes payable as of September 30, 2011 and December 31, 2010:

Issue Date	Maturity Date	September 30, 2011	December 31, 2010	Interest Rate
Notes payable:
April 27, 2011	April 27, 2012	$5,000	$--	6.00%

Notes payable, in default – related parties:
February 24, 2010	February 24, 2011	7,500	7,500	6.00%

Notes payable, in default:
February 22, 2010	August 22, 2010	--	20,000	3.00%
February 23, 2011	March 23, 2011	20,000	--	7.00%
June 16, 2011	July 3, 2011	15,000	--	6.00%
June 17, 2011	July 3, 2011	5,000	--	6.00%
June 23, 2011	August 23, 2011	25,000	--	6.00%
		65,000	20,000

		$77,500	$27,500

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Stockholder Loans

The following table reflects the stockholder loans as of September 30, 2011 and December 31, 2010:

Issue Date	Maturity Date	September 30, 2011	December 31, 2010	Interest Rate
Various	None stated	$--	$7,900	8.00%
October 26, 2010	January 25, 2011	--	350	6.00%
November 16, 2010	January 16, 2011	--	1,875	6.00%
		$--	$10,125

At September 30, 2011 and December 31, 2010, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $14,607 and $9,038, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets. Management intends to have discussions or has already had discussions with several of the promissory note holders who do not currently have convertible notes regarding amending their notes to make them convertible into shares of the Company’s common stock. Any such agreements to convert promissory notes into shares of the Company’s common stock would more than likely have a highly dilutive effect on current shareholders and such dilution may significantly negatively affect the trading price of the Company’s common stock.

Between July 13, 2011 and September 6, 2011, several promissory notes were modified to add a conversion option. These notes were converted into common stock immediately following the modifications. The following table details the promissory notes that were modified and subsequently converted:

Issue Date	Modification and Conversion Date	Face Value plus Accrued Interest	Shares Issued Upon Conversion	Extinguishment Loss
Notes payable:
May 10, 2011	July 13, 2011	$5,050	631,555	$5,054
April 28, 2011	July 14, 2011	50,592	10,118,368	101,184
May 19, 2011	July 19, 2011	5,049	631,150	2,525
May 25, 2011	July 26, 2011	5,049	631,150	2,525
June 6, 2011	August 12, 2011	5,055	1,010,988	5,055
February 22, 2010	August 13, 2011	20,600	6,200,000	47,600
May 26, 2011	September 6, 2011	20,224	4,044,744	46,515
		$111,619	23,267,955	$210,458

The following table details the convertible promissory notes that were converted between July 26, 2011 and August 26, 2011:

Issue Date	Modification and Conversion Date	Face Value plus Accrued Interest	Shares Issued Upon Conversion	Extinguishment Loss
Convertible notes payable:
December 16, 2009	July 26, 2011	$9,540	1,908,000	$13,355
February 15, 2011	August 16, 2011	22,267	2,945,370	10,132
November 30, 2009	August 26, 2011	11,071	2,767,670	30,444
Various	August 26, 2011	4,900	1,200,000	13,100
		$47,778	8,821,040	$67,031

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE

Convertible Note Payable Dated November 4, 2009 at Fair Value

On November 4, 2009, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $40,000, bears interest at 8.0% per annum and was due on May 4, 2010.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the lesser of (1) the Variable Conversion Price or (2) a Fixed Conversion Price of $0.25.  The Variable Conversion Price is defined as 42% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

At September 30, 2011 and December 31, 2010, the convertible note payable, at fair value, had been fully settled.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE

Convertible Note Payable Dated April 1, 2010 at Fair Value

On April 1, 2010, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $50,000, bears interest at 8.0% per annum and was due on January 7, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

At September 30, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $11,112, respectively.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE   - continued

Convertible Note Payable Dated June 22, 2010 at Fair Value

On June 22, 2010, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $25,000, bears interest at 8.0% per annum and was due on March 24, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

At September 30, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $74,536, respectively.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

Convertible Note Payable Dated July 12, 2010 at Fair Value

On July 12, 2010, the Company entered into a convertible note payable with a corporation.   The convertible note payable, with a face value of $10,000, bears interest at 8.0% per annum and was due on April 14, 2011.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversion price of $0.006.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

At September 30, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $16,104, respectively.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE – continued

Changes in Fair Values of Convertible Notes Payable

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2011	2010
Interest expense recorded upon issuance of the convertible note payable	$--	$(31,440)
Interest recapture on fair value re-measurement of the convertible note payable	--	14,736
	$--	$(16,704)

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
Interest expense recorded upon issuance of the convertible note payable	$--	$(100,089)
Interest recapture on fair value re-measurement of the convertible note payable	20,277	16,886
	$20,277	$(83,203)

NOTE 11 – MATERIAL AGREEMENT

Agreement with Tulco Resources, Ltd.

As previously noted in its 8-K filing on June 11, 2010, the Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”).  The Company paid Tulco a total of $40,000 upon execution of the Exploration Agreement, $20,000 to cover fees owed to Tulco from the 2009 diving season and a $20,000 conservation payment for 2010. The Company also agreed to pay Tulco a conservation payment of $20,000 due and payable on January 1  of each year during the term of the Agreement.  The amount of the conservation payment my increase in future years based on the mutual agreement of Tulco and the Company. The Company agreed to furnish its own personnel, salvage vessel and equipment necessary to conduct operations at the shipwreck site. The Company also agreed to pay all of its own expenses directly associated with salvage operations, including but not limited to fuel, food, ground tackle, electronic equipment, dockage, wages, dive tanks, and supplies.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT – continued

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

Certain Other Agreements

On August 17, 2011 the Company entered into a consulting agreement with a limited liability company for various consulting services including dredge work, side scanning, mapping, and charting. Under the terms of the agreement the consultant agreed to perform various services including dredging, scanning and mapping work over a period of 30 working days or 55 calendar days, whichever occurs first, under the direction of the Company’s President. The company agreed to pay to the consultant 150,000 shares of restricted common stock, $17,000 and pay for dockage of the consultant’s vessel. The Company also agreed to pay the individual divers that work for the consultant an additional bonus of 1% minimum and 5% maximum of any treasure that they locate on behalf of the Company. The Company also agreed to pay an undefined bonus in share of its common stock to whichever diver finds the first piece of treasure as well as to the divers working with him and the crew who is working on the boat at that time. As of September 30, 2011 the initial 150,000 shares owed to the consultant under the agreement had not been issued and these shares were included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

On August 23, 2011 the Company entered into two related agreements with an individual consultant. The first agreement is a letter agreement outlining the business terms under which the Company will provide funding, a vessel, and equipment to explore and salvage a purported abandon shipwreck site known to the consultant. Under the terms of the letter agreement the Company agreed to provide the vessel, search and salvage equipment and salvage services. The Company agreed to use its best efforts to obtain all applicable permits and agreements for the project. The letter agreement states that the Company will carry out the recovery of any recoverable artifacts at the site and the Company has sole discretion as to which artifacts are economically practical to remove from the site. Additionally if any artifacts are recovered then the Company would be responsible the stabilization, transportation, provision of secured storage and documentation of the artifacts. Should the project move forward into an operating phase then the consultant would be the operations manager and oversee the operational aspects of the project in consultation with the Company however the Company would have absolute authority of where, when and how to conduct operations. If the Company is not able to secure the necessary permits and agreements for the project then the both parties agree to release each other from their obligations under the agreement. In consideration for the consultant providing the location and information as to the purported shipwreck site, the Company agreed to pay the consultant an initial payment of 120,000 restricted shares of its common stock. If the Company is successful in obtaining the required permits and agreements from governmental agencies necessary to salvage the shipwreck site identified by the consultant then the Company agreed to issue the consultant 2,000,000 shares of its restricted common stock. The Company further agreed to pay the consultant an additional 1,000,000 shares of its restricted common stock if the Company successfully locates a minimum of $50,000 worth of valuable artifacts at the shipwreck site. The consultant will also be entitled to additional stock bonuses as determined by the Company’s Board of Directors. Furthermore the consultant will be paid for his services under a separate consulting agreement once the project receives the necessary permits and agreements to salvage the designated area. The second agreement is a consulting agreement under which the consultant agrees to provide services and advice to the Company on site work as deemed necessary for the job, directing, mapping, charting for the Company in relation to the specific shipwreck project under the direction of the Company’s President. Under the terms of the consulting agreement the Company agreed to pay the consultant $10,000 per month after receiving an approved salvage permit with the State of Florida for the shipwreck site that the consultant agreed to make known to the Company under the letter agreement described above. The agreement also states that if the value of the shares that have been given to the consultant per the letter agreement become worth more than $250,000 then the Company will only pay the consultant a fee of $5,000 per month and if after six months of salvage operations the Company determines that it is overly burdensome to continue to pay the consultant at the rate described above then will agree to renegotiate a new monthly fee schedule.  As of September 30, 2011 the initial 120,000 shares owed to the consultant under the letter agreement had not been issued and these shares were included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT – continued

On August 25, 2011 the Company entered into a financial public relations agreement with a corporation to provide various investor relations/financial public relations services. The term of the Agreement is for six months. Under the terms of the agreement the Company agreed to pay the consultant 1,000,000 restricted shares of the Company’s common stock due when the agreement was executed. The consultant agreed to act as a liaison between the Company and its shareholders, advise the Company with regards to market makers, broker dealers and other market participants and act as a liaison with such market participants, and advise the Company with respect to communications and information and as well as planning, designing, developing, organizing, writing, and distributing such communications and information. The agreement states that the consultant is not providing any investment banking services related activities and is not being compensated or engaged to raise capital for the Company. The 1,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company entered into an amended lease agreement on September 12, 2011 for its current office location at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. Under the terms of the amended lease agreement the lease term has been extended to May of 2012 with a base monthly rent of $1,166.  There may be additional monthly charges for pro-rated maintenance, etc.

On September 22, 2011 the Company entered into three separate agreements with three individuals to join the Company’s advisory council. Under the advisory council agreements the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the three advisors an aggregate total of 2,700,000 restricted shares of its common stock. Each advisor was issued 900,000 shares of the Company’s common stock. According to the agreement each advisor will have their shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

The Company had an outstanding accounts payable balance with a certain vendor in the amount of $40,559 related to legal services. On September 23, 2011, the Company issued 6,073,374 shares of its restricted common stock to this vendor as satisfaction for the outstanding invoices. The agreement between the Company and the vendor stipulated the stock must be worth at least $40,599 in the event the vendor sells the shares and the value received for the sale of the shares is less than $40,599 then the vendor will be entitled to receive additional payment until the balance is paid in full. The Company accounted for the right to be made “whole” as a put liability. The value of the put liability was $0 as of September 30, 2011.  As of the September 30, 2011, the fair value of the shares was $60,733.

The Company has an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month for providing various administrative, clerical, office management and consulting services. The Company agreed to pay the related party consultant additional compensation in the form of cash and/or stock based on extra time and services rendered to the Company. The agreement is verbal and may be terminated by the Company or the consultant at any time.

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

In addition to the division of artifacts with the FLDHR and Tulco, the Company has entered into agreements where it may be required to pay additional percentages of its net share of any artifacts that it recovers at the Juno Beach Shipwreck site:

●
The Company may elect to pay its divers or other personnel involved in the search for artifacts by giving them a percentage of the artifacts that they locate after a division of artifacts takes place with the FLDHR and Tulco. The Company may also pay bonuses to its divers or other operations personnel in the form of cash and/or stock for successfully recovering artifacts.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company had previously been in settlement discussions with the plaintiffs however on September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company’s legal counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s (the “Lead Plaintiff”) was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Lead Plaintiff was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by the Lead Plaintiff were exchanged for 34,700,000 shares of the public company with all such share rights being held by the Lead Plaintiff. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, the Lead Plaintiff was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by the Lead Plaintiff would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, the Lead Plaintiff instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that the Lead Plaintiff then instructed the transfer agent to instead issue the shares to a private corporation (the “private corporation”), informing the transfer agent that he (the Lead Plaintiff) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 the Lead Plaintiff instructed the transfer agent to issue the shares to the private corporation, as a third party straw man entity. Then on or about October 13, 2008, the Lead Plaintiff, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from the private corporation, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, the Lead Plaintiff immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances. The Lead Plaintiff made the distribution of such shares on that same date as the purchase from the private corporation, and actually had the private corporation “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. The Company’s legal counsel believes that the stance of the Company on this matter will prevail either at trial, or by summary judgment on the matter.

On December 17, 2009, the Company was named a defendant in Case Number 09-012905CO39, filed in the Circuit Court of Pinellas County, Florida, by a limited liability company, of which the Company’s CEO was previously  a minority, non-controlling member.  The lawsuit alleges that the Company has failed and/or refused to pay for services rendered by the plaintiff, in breach of an agreement between the two parties. The plaintiff is seeking judgment against the Company in the amount of $13,520, plus damages that may accrue after the filing of the lawsuit, together with prejudgment interest, recoverable costs associated with the lawsuit and such other relief as may be appropriate under the circumstances.   The parties are currently in settlement discussions and case management has been extended.

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

On March 2, 2010, the Company filed a complaint naming an individual who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. The Company is currently pursuing the punitive damages portion and expects a substantial award of such at trial for the Punitive damages. The punitive damages portion of the case is set for trial in January, 2012. The Company’s management believes that collection of such award is extremely unlikely however it will continue to pursue the matter against the defendant.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – LEGAL PROCEEDINGS - continued

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company. The limited liability company is claiming that the Company owes $12,064, plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper. Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim and is currently seeking all attorney’s fees and costs for what it sees as a spurious claim. The Company has presented proof of payment for all billed liabilities and believes that full payment was made. The Company has filed and will keep pending a motion for sanctions and dismissal of the cause of action. Counsel believes that the case will ultimately be decided in favor of the Company, or settled for minimal amount, or dismissed.

Seafarer currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to Seafarer, and against the individual as a guarantor of the promissory note. The defendants have filed an answer in the nature of a general denial, certain affirmative defenses, and a singular counterclaim against Seafarer and its CEO, individually, alleging that Seafarer and its CEO were negligent in the use or maintenance of a vessel owned by the corporation, for which damages are sought in excess of $15,000. Legal counsel for Seafarer has filed and served a motion to strike affirmative defenses, verified motion to strike sham pleading as directed to part of the answer and a reply, and have also filed and served motion and argument to dismiss and strike the counterclaims as of October 28, 2011. Seafarer’s legal counsel intends to argue that Seafarer’s CEO has been improperly individually joined in this action. At the time of the filing of this form 10-Q Seafarer’s motions have not been set for hearing and dispositions by the court.

NOTE 14 – RELATED PARTY TRANSACTIONS

On July 13, 2011 the Company issued 2,500,000 shares of its restricted common stock to one of its Directors who is related to the Company’s CEO. The shares were issued as compensation for providing services as a member of the Company’s Board of Directors pursuant to an agreement dated April 16, 2011. The 2,500,000 shares were previously accrued as a liability in the period ended June 30, 2011.

On July 26, 2011 a convertible note holder who is related to the Company’s CEO elected to convert the note dated December 16, 2009 with a face value of $9,000 into 1,9089,00 shares of the Company’s common stock at a price of $0.005 per share.

On August 4, 2011 the Company issued 1,000,000 shares of its restricted common stock to one of its Directors for providing consulting services to the Company under an agreement dated June 20, 2011. The 1,000,000 shares were previously accrued as a liability in the period ended June 30, 2011. The Company also paid the Director $11,275 during the three month period ended September 39, 2011 for various consulting services rendered.

On August 12, 2011 a promissory note holder who is related to the Company’s CEO elected to amend his promissory note to make the note convertible into shares of the Company’s common stock and to convert the note dated July 6, 2011 with a face value of $5,000 into 1,010,988 shares of the Company’s common stock at a price of $0.005 per share.

On August 26, 2011 a convertible note holder who is a former Director of the Company elected to convert shareholder loans that were provided to the Company in 2009 with a remaining principal balance of $4,800 into 1,200,000 shares of the Company’s common stock at a price of $0.004 per share. The Company did not pay any interest to the former Director for providing these loans.

On September 19, 2011 two individuals who are related to the Company’s CEO purchased 600,000 shares of the Company’s common stock at a price of $0.005 per share for total proceeds of $3,000.

On September 22, 2011 the Company entered into agreements with an individual who is a former Director of the Company to join the Company’s advisory council. Under the advisory council agreement, the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 900,000 shares of the Company’s common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements is terminated prior to the expiration of the one year terms, then the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for pre approved expenses.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

During the three month period ended September 30, 2011:

The Company paid a total of $1,607 to a limited liability company for stock transfer agency services. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a former Director of the Company owns a minority, non-controlling interest in the limited liability company. At September 30, 2011, the Company owed the limited liability company $6,692 for transfer agency services rendered and for additional services rendered to assist the Company with its proxy statement and related shareholder meeting and vote. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company owes a person related to its CEO $262 for expenses related to the purchase of a boat part for the Company’s salvage vessel. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company has an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month for providing various administrative, clerical, office management and consulting services. The Company also agreed to pay the related party consultant additional cash and/or stock based compensation at its discretion in the event that the consultant provides services to the Company that exceed normal business hours. The agreement is verbal and may be terminated by the Company or the consultant at any time. At September 30, 2011 the Company owed the consultant $1,500 for past services rendered. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

At September 30, 2011, the following promissory notes and shareholder loans were outstanding to related parties:

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to September 30, 2011:

The Company entered into a convertible note payable with a corporation.  This convertible note payable dated October 6, 2011, has a face value of $42,500 bears interest at a rate of 8.0% per annum and is due and payable on July 11, 2012. The holder of the note has the right to convert the note at any time period beginning on the date that is 180 days following the date of the note into shares of the Company’s common stock. The convertible note payable is convertible at a variable conversion price at a 42% discount to market price of the Company’s common stock of the lowest three trading prices during the ten trading day period ending on the latest day prior to the conversion date.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the variable conversion price. Any amount of principal or interest on this note which is not paid when due shall bear interest at a rate of 22% per annum. The holder of the note has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events. The note is secured and the note holder has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion. Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the Company’s current shareholders. Such dilution may result in a significant decrease in the per share price of the Company’s common stock. The potential highly dilutive nature of this convertible note represents a very significant risk to the Company’s existing shareholders.

Effective as of October 15, 2011 Ralph Johnson resigned as a member of the Company’s Board of Directors. There were no disputes between Mr. Johnson and the Company.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. This type of business venture is extremely speculative in nature and there is a tremendous amount of risk that any capital invested in and/or borrowed by the Company will be lost.

It has been estimated that there are over three million undiscovered shipwrecks around the world and some of these shipwrecks were lost with verifiable cargoes that may have contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult and the probability that the Company will locate valuable artifacts or treasure is very remote. If the Company is not able to locate artifacts or treasure with significant value then there is a very high probability that the Company will fail and all capital invested in or borrowed by the Company will be lost.

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

In addition to natural hazards there are constant repair and maintenance issues with salvage vessels which tend to be older vessels that were originally used in other industries that have been converted for use in shipwreck exploration and recovery. The repairs, maintenance and upkeep of this type of vessel, and in particular the Company’s main salvage vessel, is very time consuming and expensive and there may be significant periods of vessel down time that result from lack of financing to make repairs to the vessel.

Furthermore there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a very substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. Furthermore, it is possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. In addition, permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Moreover, even if the Company is able to obtain permits for shipwreck sites projects there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. Even if valuable artifacts are located and recovered, there is the possibility that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts. In the event that the Company is able to make a valid claim to artifacts  or other items at a shipwreck site there is a risk of theft of such items at sea both before or after the recovery or while the artifacts are in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

There a number of additional issues including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk with a very high probability that all capital invested in and/or borrowed by the Company will be lost.

Plan of Operation

During the periods ended September 30, 2011 and 2010, the Company has taken the following steps to implement its business plan:

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

The Company has performed some limited exploration and recovery operations at the Juno Beach site in 2011. Both a lack of financing and numerous maintenance and repair issues regarding the Company’s main salvage vessel that has resulted in significant down time for the vessel have hampered the Company’s ability to continuously work the site in 2011. The Company believes that a lack of financing and expensive repair and maintenance issues will significantly hamper the Company’s ability to conduct continuous, ongoing operations at the Juno Beach site. It is possible that the Company will only be able to sporadically explore and salvage the Juno Beach site and due to vessel repairs and lack of financing there may be extended periods of down time where the Company is not performing any operations at the site.

The Juno Beach Shipwreck site is an extremely speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. The Company has never recovered any artifacts or treasure of any significant value from the Juno Beach Shipwreck site and the chance that the Company will ever recover any valuable artifacts or treasure from the site are very remote. Furthermore, there is a very high degree of probability that there are not any artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of issues that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover portions of the site, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however the Company does not have any specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company has signed an agreement with an individual to perform exploration and salvage operations at a purported historic shipwreck site allegedly known to the individual, however the Company is in the very early stages of its review and research of the purported shipwreck site and it is unknown if this site contains a historic shipwreck as claimed. The Company is not conducting exploration or recovery operations at any other shipwreck site at the present time.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At September 30, 2011, the Company had a working capital deficit of $304,354. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business. There is a very significant risk that the Company will be unable to obtain financing to fund its operation and as such the Company may be forced to cease operations at any time which would likely result in a complete loss of all capital that has been invested in and/or borrowed by the Company to date.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and attempt to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 21, 2011.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating expenses from inception through September 30, 2011 are $3,962,251, of which $872,827, and $670,296 was incurred during the nine month period ended September 30, 2011 and 2010, respectively. Our major expenses in both periods were for consulting and independent contractor expenses, mostly related to fees for executive, management, accounting, operations, archeological, administrative, legal, corporate communications, financial relations, corporate development, and advisory council services.

Summary of Nine Months Ended September 30, 2011 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2011 was $1,174,841, as compared to a net loss of $811,751 during the nine month period ended September 30, 2010. The increase in the net loss for the nine month period ended September 30, 2011 was primarily attributable to an increase in compensation paid to consultants and independent contractors, an increase in vessel expenses, an increase in professional fees, an increase in general and administrative expenses and an increase in losses from other income due to the extinguishment of debt. During the nine month period ended September 30, 2011 the Company incurred consulting related expenses of $576,986 versus $468,789 during the nine month period ended September 30, 2010, an increase of 23.1%. The 23.1% increase in consulting related expenses was due to the Company restarting its diving operations and the associated expenses paid to personnel in the dive operation as well as associated administrative and executive activity. During the nine month period ended September 30, 2011 the Company incurred vessel related expenses of $49,829 versus $40,437 during the nine month period ended September 30, 2010, an increase of 23.2%. The increase in vessel expenses was due to the Company’s re-starting operations in 2011 after a lull in 2010 due to permitting issues. The Company’s main salvage vessel requires constant maintenance and repairs and these costs tend to increase when the vessel is being used more frequently. During the nine month period ended September 30, 2011, the Company incurred professional fees of $105,676 as compared to $75,951 during the nine month period ended September 30, 2010, an increase of 39.14%. The primary reason for the increase in professional fees during the first nine months of 2010 is that the Company incurred significant costs paid for legal services related to several lawsuits and legal actions. During the nine month period ended September 30, 2011, the Company incurred general and administrative expenses of $86,079 as compared to $37,632 during the nine month period ended September 30, 2010, an increase of 128.7%. General and administrative expenses increased by 128.7% due to significant costs that the Company incurred in relation to its proxy statement and shareholder meeting to vote on the increase in the authorized common stock and to re-domicile the Company.  Additionally the Company wrote off $13,897 of interest owed on a note receivable and this amount was charged to general and administrative expenses. Interest expense for the nine month period ended September 30, 2011 was $37,813 versus $112,521 during the nine month period ended September 30, 2010. The decrease in interest expense in 2010 was due to the impact of fair value measurement adjustments on four convertible promissory notes. The Company had losses due to the extinguishment of debt of $277,489 during the nine month period ended September 30, 2011 versus losses due to the extinguishment of debt of $41,500 during the nine month period ended September 30, 2010, an increase of 568.7%. The increase in losses due to the extinguishment of debt are due to the conversion of 11 promissory notes with a face value of $159,297 into shares of the Company’s common stock as well as the conversion of $40,559 of debt owed to a one of the Company’s vendors into shares of the Company’s common stock.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Summary of Three Months Ended September 30, 2011 Results of Operations

The Company’s net loss for the three month period ended September 30, 2011 was $686,737 as compared to a net loss of $215,123 during the three month period ended September 30, 2010. The increase in the net loss for the three month period ended September 30, 2010 was primarily due to an increase in fees paid to consultants and independent contractors, an increase in vessel expenses, an increase in professional fees, an increase in general and administrative expenses and an increase in losses from other income due to the extinguishment of debt. During the three month period ended September 30, 2011 consulting and contractor fees were $281,966 as compared to $120,011 during the three month period ended September 30, 2010, an increase of 134.9%. The increase in consulting and contractor fees in 2010 was largely a result of an increase in stock based compensation paid to contractors and consultants for various services including administrative, accounting, dive operations, corporate communications, and Board and advisory council fees. During the three month period ended September 30, 2011, the Company incurred vessel related expenses of $21,953 versus $3,000 during the three month period ended September 30, 2010, an increase of 631.8%. The increase in vessel expenses in 2011 was due to the increased activities in the Company’s diving operations after a lull in operations during the same period in 2010.  During the three month period ended September 30, 2011, the Company incurred professional fees of $61,663 as compared to $20,006 during the nine month period ended September 30, 2010, an increase of 208.2%. The increase in professional fees during the three month peried ended September 30, 2011 is due to the Company paying a stock based compensation bonus to legal counsel for assistance with various legal iss.  During the nine month period ended September 30, 2011, the Company incurred general and administrative expenses of $19,464 as compared to $12,117 during the three month period ended September 30, 2010, an increase of 60.6%. General and administrative expenses increased by 60.6% due to significant costs that the Company incurred in relation to its proxy statement and shareholder meeting to vote on the increase in the authorized common stock and to re-domicile the Company.  Additionally the Company wrote off $13,897 of interest owed on a note receivable and this amount was charged to general and administrative expenses. Interest expense for the three month period ended September 30, 2011 was $4,047 versus $48,951 during the nine month period ended September 30, 2010. The decrease in interest expense in 2011 was due to the impact of fair value measurement adjustments on four convertible promissory notes. The Company had losses due to the extinguishment of debt of $277,489 during the nine month period ended September 30, 2011 versus losses due to the extinguishment of debt of $0 during the nine month period ended September 30, 2010%. The increase in losses due to the extinguishment of debt are due to the conversion of 11 promissory notes with a face value of  $159,297 into shares of the Company’s common stock as well as the conversion of $40,559 of debt owed to a one of the Company’s vendors into shares of the Company’s common stock.

Liquidity and Capital Resources

As of September 30, 2011, we had cash on hand of $2,018. Since February 5, 2007, our inception, we have generated no revenues.  During the nine month period ended September 30, 2011 the Company has funded operations through the receipt of $241,650 from the issuance of common stock under subscription agreements, $186,000 from promissory notes and convertible promissory notes, and $21,000 from the issuance of preferred stock under subscription agreements.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three month period ended September 30, 201l. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as the Company may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in the Company and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. The Company’s main salvage vessel has required numerous repairs and maintenance in 2011 that have hampered the Company’s ability to maintain continuous exploration and recovery operations. These repairs and maintenance are expensive and a drain on the Company’s cash.

In addition to the operations expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, corporate communications, rent, telephones, etc. The recurring expenses associated with being a publicly traded company are very burdensome for smaller public companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating, which in turn makes owning shares of the Company’s commons stock extremely risky and highly speculative. The Company’s lack of liquidity may cause the Company to be forced to cease operations at any time which would likely result in a complete loss of all capital invested in or borrowed by the Company to date.

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

Lack of Revenues and Cash Flow/Significant Losses from Operations

It is extremely challenging to build a publicly traded historic shipwreck exploration and recovery company. The exploration and recovery of historic shipwrecks requires a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in or borrowed by the Company would likely be lost.

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $872,827 for the nine month period ended September 30, 2011 and $670,296 for the nine month period ended September 30, 2010. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - continued

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from November 21, 2011, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Notes payable and convertible notes payable, in default

At September 30, 2011, the Company had convertible notes payable, notes payable and stockholder loans of $203,500, of which $198,250 were in default.  The following table reflects the convertible notes payable and notes payable in default at September 30, 2011:

Issue Date	Maturity Date	September 30, 2011	December 31, 2010	Interest Rate	Conversion Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	$4,300	10.00%	$0.0150
November 30, 2009	May 30, 2010	--	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	65,450	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
		109,750	124,300

Convertible notes payable, in default – related parties:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
December 16, 2009	December 16, 2010	--	9,000	6.00%	$0.0050
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
		16,000	25,000

Notes payable, in default – related parties:
February 24, 2010	February 24, 2011	7,500	7,500	6.00%	NA

Notes payable, in default:
February 22, 2010	August 22, 2010	--	20,000	3.00%	NA
February 23, 2011	March 23, 2011	20,000	--	7.00%	NA
June 16, 2011	July 3, 2011	15,000	--	6.00%	NA
June 17, 2011	July 3, 2011	5,000	--	6.00%	NA
June 23, 2011	August 23, 2011	25,000	--	6.00%	NA
		65,000	20,000	3.00%	NA

		$198,250	$178,600

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

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. As such when these notes are converted into equity there is typically a highly dilutive effect on current shareholders and very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock. Furthermore, management intends to have discussions or has already had discussions with several of the promissory note holders who do not currently have convertible notes regarding converting their notes into equity. Any such amended agreements to convert promissory notes into equity would more than likely have a highly dilutive effect on current shareholders and there is a very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock. Some of these note holders have already amended their non-convertible notes to be convertible and converted the notes into equity. Based on conversations with other note holders, the Company believes that additional note holders will amend their notes to contain a convertibility clause and eventually convert the notes into equity.

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

Part II. Other Information

Item 1. Legal Proceedings

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company had previously been in settlement discussions with the plaintiffs however on September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company’s legal counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s (the “Lead Plaintiff”) was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Lead Plaintiff was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by the Lead Plaintiff were exchanged for 34,700,000 shares of the public company with all such share rights being held by the Lead Plaintiff. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, the Lead Plaintiff was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by the Lead Plaintiff would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, the Lead Plaintiff instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that the Lead Plaintiff then instructed the transfer agent to instead issue the shares to a private corporation (the “private corporation”); informing the transfer agent that he (the Lead Plaintiff) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 the Lead Plaintiff instructed the transfer agent to issue the shares to the private corporation, as a third party straw man entity. Then on or about October 13, 2008, the Lead Plaintiff, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from the private corporation, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, the Lead Plaintiff immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances. The Lead Plaintiff made the distribution of such shares on that same date as the purchase from the private corporation, and actually had the private corporation “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. The Company’s legal counsel believes that the stance of the Company on this matter will prevail either at trial, or by summary judgment on the matter.

On December 17, 2009, the Company was named a defendant in Case Number 09-012905CO39, filed in the Circuit Court of Pinellas County, Florida, by a limited liability company, of which the Company’s CEO was previouslya minority, non-controlling member.  The lawsuit alleges that the Company has failed and/or refused to pay for services rendered by the plaintiff, in breach of an agreement between the two parties. The plaintiff is seeking judgment against the Company in the amount of $13,520, plus damages that may accrue after the filing of the lawsuit, together with prejudgment interest, recoverable costs associated with the lawsuit and such other relief as may be appropriate under the circumstances.   The parties are currently in settlement discussions and case management has been extended.

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

On March 2, 2010, the Company filed a complaint naming an individual who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. The Company is currently pursuing the punitive damages portion and expects a substantial award of such at trial for the Punitive damages. The punitive damages portion of the case is set for trial in January, 2012. The Company’s management believes that collection of such award is extremely unlikely however it will continue to pursue the matter against the defendant.

Item 1. Legal Proceedings - continued

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company. The limited liability company is claiming that the Company owes $12,064, plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper. Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim and is currently seeking all attorney’s fees and costs for what it sees as a spurious claim. The Company has presented proof of payment for all billed liabilities and believes that full payment was made. The Company has filed and will keep pending a motion for sanctions and dismissal of the cause of action. Counsel believes that the case will ultimately be decided in favor of the Company, or settled for minimal amount, or dismissed.

Seafarer currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to Seafarer, and against the individual as a guarantor of the promissory note. The defendants have filed an answer in the nature of a general denial, certain affirmative defenses, and a singular counterclaim against Seafarer and its CEO, individually, alleging that Seafarer and its CEO were negligent in the use or maintenance of a vessel owned by the corporation, for which damages are sought in excess of $15,000. Legal counsel for Seafarer has filed and served a motion to strike affirmative defenses, verified motion to strike sham pleading as directed to part of the answer and a reply, and have also filed and served motion and argument to dismiss and strike the counterclaims as of October 28, 2011. Seafarer’s legal counsel intends to argue that Seafarer’s CEO has been improperly individually joined in this action. At the time of the filing of this form 10-Q Seafarer’s motions have not been set for hearing and dispositions by the court.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2011, the Company issued 24,025,000 restricted common shares to various consultants for accounting, financial reporting, legal, compliance, diving and operations, corporate advisory, corporate communications and market awareness services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2011, the Company sold 16,647,619 shares of its restricted common stock to seven investors for proceeds of $94,000. The proceeds were used for general corporate purposes, working capital and the repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended September 30, 2011, the holders of promissory note with total face values of $159,297 elected to convert their notes into 32,088,995 shares of the Company’s common stock and a vendor who was owed $40,559 agreed to convert its debt into 6, 6,073,374 shares of the Company’s common stock . The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

See Part I, Item 2, notes payable and convertible notes payable, in default, for discussion of defaults on certain debt obligations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a shareholder’s meeting on July 1, 2011 in order to vote on various corporate initiatives. A majority of the Company’s shareholders voted to increase the Company’s authorized shares by 250,000,000 shares and to  re-domicile the Company in the State of Florida.

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

Seafarer Exploration Corp.

Date: November 21, 2011	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 21, 2011	By:	/s/ Charles Branscum
Charles Branscum, Director