Form 10-K
period 2011-12-31
SEAFARER EXPLORATION CORP
filed 2012-04-12
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $9,033,267as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 9, 2012, the Registrant had 639,417,784 outstanding shares of its common stock, $0.0001 par value.

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

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Florida Corporation, was incorporated on May 28, 2003. The Company previously formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks.

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

There are a number of other significant challenges and risks regarding this type of business venture that make it extremely risky with very high potential that the Company could fail. If the Company were to cease its operations, it is likely that there would be complete loss of all capital invested in and/or borrowed by the Company to date. The Company has not yet generated revenues and is therefore considered a development stage company.

Change of Control

In June of 2008, Organetix entered into a Share Exchange Agreement with Seafarer Exploration, Inc. (“Seafarer, Inc.”), a private company formed under the laws of Florida, and the shareholders of Seafarer Inc. pursuant to which Organetix agreed to acquire all of the outstanding shares of common stock of Seafarer Inc. from its shareholders. As consideration for the acquisition of the 18,905,083 shares of Seafarer Inc., Organetix agreed to issue an aggregate of 131,243,235 shares of Common stock, $0.0001 par value to the Seafarer, Inc. shareholders. Following this transaction, the stockholders of Seafarer, Inc. controlled the majority of the Organetix common stock and Seafarer Inc.’s management assumed operational and management control of Organetix. As a result, this reverse merger transaction was treated retroactively as a recapitalization with Seafarer, Inc. being treated as the acquirer for accounting purposes.

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

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 10, 2012. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. This type of business venture is extremely speculative in nature and there is a tremendous amount of risk that any capital invested in and/or borrowed by the Company will be lost.

It has been estimated that there are over three million undiscovered shipwrecks around the world and some of these shipwrecks were lost with verifiable cargoes that may have contained valuable materials, including artifacts and treasure. However, the majority many of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

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

Item 1. Business. - continued

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

In addition to natural hazards there are constant repair and maintenance issues with treasure salvage vessels which tend to be older vessels that were originally used in other industries that have been converted for use in shipwreck exploration and recovery. The repairs, maintenance and upkeep of this type of vessel, and in particular the Company’s main salvage vessel, is very time consuming and expensive and there may be significant periods of vessel down time that result from lack of financing to make repairs to the vessel.

Furthermore there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a very substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. It is possible that permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Even if the Company is able to obtain permits for shipwreck sites projects there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. In the event that valuable artifacts are located and recovered it is possible that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site there is a risk of theft of such items at sea both before or after the recovery or while the artifacts are in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

There a number of additional significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk with a very high probability that all capital invested in and/or borrowed by the Company may be lost.

Competition

There are a number of competing entities who claim to be engaged in various aspects of the exploration and salvage of historic shipwrecks, and in the future other competitors may emerge. Some of these companies are publicly traded and there also a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be in this business as well. Many of these entities may be better capitalized and may have greater resources to devote to the pursuit of locating and salvaging historic shipwrecks. Many of these competing entities may also have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company is at a material competitive disadvantage as compared to competing entities that are better capitalized, have more resources and/or who possess greater experience in the business.

The expenses associated with being a small publicly traded company engaged in the historic shipwreck recovery business are very prohibitive. The cost of operations may include the cost of buying or leasing a vessel, regular vessel maintenance and upkeep, ongoing vessel repairs due to wear and tear and damage by natural or human causes, docking fees, fuel, upgrades, equipment costs, personnel costs, insurance, registration costs, permitting, temporary lodging and provisions for divers and other personnel, etc. In addition to the operations expenses, a publicly traded company also incurs the significant recurring costs of maintaining publicly traded status, which include, but are not limited to administrative, accounting, audit, executive, legal, etc. These combined expenses are particularly burdensome for a smaller public company. The recurring expenses associated with being a publicly traded company focused on the exploration and recovery of historic shipwrecks may cause the Company to be at a significant competitive disadvantage when compared to some of its competitors who are private companies or compared to its competitors who are larger public companies.

Item 1. Business. - continued

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have any steady cash flow to rely on to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in or borrowed by the Company would likely be lost.

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $1,106,466 for the period ended December 31, 2011 and $798,147 for the period ended December 31, 2010. The Company believes that it will continue to generate losses from its operation for the foreseeable future and it may not be able to generate a profit in the long-term, or ever.

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

The laws and regulations regarding the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida are complex. A large amount of time and expense is required, in terms of Company resourcesto comply with the existing laws and regulations. The State of Florida has, in the past, proposed new rules and regulations regarding the exploration and recovery of shipwrecks in Florida waters. The Company believes any new rules and regulations that are implemented into law would likely increase the cost of compliance and potentially force the Company to cease its operations. It is possible that the State of Florida may enact additional laws that ultimately make it impossible to conduct business as a commercial shipwreck exploration and recovery firm. It may also be possible that the State of Florida attempts to enact legislation that altogether bans the commercial exploration and recovery of historic shipwrecks in State controlled waters.

There is a possibility that new governmental regulations could be enacted at any time at the international, federal or state level that would make it impossible for the Company to continue to attempt to locate and salvage historic shipwrecks. Governmental regulation at all levels may substantially increase the costs and expenses incurred by the Company to obtain permits and agreements and comply with the regulations and represent a very significant risk to the Company and all companies engaged in the commercial exploration and recovery of historical shipwrecks. There is a possibility that governmental regulation could be enacted that would make it impossible for the Company to conduct commercial exploration and recovery of historic shipwrecks anywhere in the world.

Historic Shipwreck Exploration and Recovery in Florida

The full time diving season for historic shipwreck exploration and recovery in Florida waters is generally considered to be the summer months, from approximately the middle of May through Labor Day, although good weather conditions may allow operations to extend into the fall months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions generally hamper year round historical shipwreck exploration and recovery efforts in Florida waters.

Other factors that may hinder the Company’s ability to conduct year round operations include a lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi governmental agencies, and the inability to locate and retain skilled, competent and experienced personnel. During down times, the Company's operations personnel may, among other duties, spend time researching sites, reviewing site plans, maps, charts, and other related information and performing maintenance, overhaul, cleaning, etc.

Juno Beach Shipwreck Site

The Company has previously performed exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes that it is possible that the Juno Beach shipwreck site may potentially contain remnants of a sunken Spanish ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date, no main shipwreck body has been located. It is also possible that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are not any artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very remote.

Item 1. Business. - continued

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

Additionally, there is a very large amount of sand covering portions of the Juno Beach Shipwreck site and in the highly unlikely scenario that there are valuable artifacts located on the site it may be extremely challenging or impossible to recover them due to the degree of difficulty in being able to dig deep enough under the sand to access them.. There is a very strong possibility that the Company will never recover any artifacts or cargo of any significant value from the Juno Beach Shipwreck site.

Certain Agreements

Agreement with Tulco Resources, Ltd.

As previously noted in its 8-K filing on June 11, 2010, the Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) on June 8, 2010 which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”).  There term of the Agreement is for three years and may renew for an additional three years under the same terms unless otherwise agreed to in writing by the Tulco and Seafarer. The Agreement may be terminated by mutual agreement of both Tulco and Seafarer or it may be terminated by either party for cause. Termination for cause may include willful misconduct or gross negligence with respect to carrying out any duties responsibilities or commitments under the agreement and/or failure by Seafarer to fully pay the annual conservation payment on time. Under the Agreement the Company paid Tulco a total of $40,000, a total which included $20,000 to cover fees owed to Tulco from the 2009 diving season and a $20,000 payment for the 2010 diving season. The Company also agreed to pay Tulco a conservation payment of $20,000 per calendar year during the term of the Agreement.  The amount of the conservation payment my increase in future years based on the mutual agreement of Tulco and the Company. However, Tulco has not rendered any of the conservation services to Seafarer and has not provided requested information to the State of Florida and Seafarer regarding its conservation laboratory.

The Company agreed to furnish its own personnel, salvage vessel and equipment necessary to conduct operations at the shipwreck site. The Company also agreed to pay all of its own expenses directly associated with salvage operations, including but not limited to fuel, food, ground tackle, electronic equipment, dockage, wages, dive tanks, and supplies. Additionally, the Company has had to pay a 3rd party for conservation fees due to Tulco’s inability to peform such services.

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

The Company has received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and turn over artifacts to Tulco. Tulco has stated in the correspondence that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site.

Florida Division of Historical Resources Agreement/Permit

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

As of December 31, 2011, future minimum rental payments required under this non-cancelable operating lease was $5,830, all of which is due during 2012.

Item 3. Legal Proceedings.

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company had previously been in settlement discussions with the plaintiffs however on September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company’s legal counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s (the “Lead Plaintiff”) was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Lead Plaintiff was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by the Lead Plaintiff were exchanged for 34,700,000 shares of the public company with all such share rights being held by the Lead Plaintiff. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, the Lead Plaintiff was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by the Lead Plaintiff would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, the Lead Plaintiff instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that the Lead Plaintiff then instructed the transfer agent to instead issue the shares to a private corporation (the “private corporation”), informing the transfer agent that he (the Lead Plaintiff) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 the Lead Plaintiff instructed the transfer agent to issue the shares to the private corporation, as a third party straw man entity. Then on or about October 13, 2008, the Lead Plaintiff, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from the private corporation, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, the Lead Plaintiff immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances. The Lead Plaintiff made the distribution of such shares on that same date as the purchase from the private corporation, and actually had the private corporation “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. As of the filing of this Form 10-K, such matter has not gone to hearing on the Plaintiff’s motion for summary judgment,

On December 17, 2009, the Company was named a defendant in Case Number 09-012905CO39, filed in the Circuit Court of Pinellas County, Florida, by a limited liability company, of which the Company’s CEO was previously a minority, non-controlling member.  The lawsuit alleges that the Company has failed and/or refused to pay for services rendered by the plaintiff, in breach of an agreement between the two parties. The plaintiff is seeking judgment against the Company in the amount of $13,520, plus damages that may accrue after the filing of the lawsuit, together with prejudgment interest, recoverable costs associated with the lawsuit and such other relief as may be appropriate under the circumstances.   The parties are currently in settlement discussions and case management has been extended.

On March 2, 2010, the Company filed a complaint naming an individual who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. The Company is currently pursuing the punitive damages portion and expects a substantial award of such at trial for the Punitive damages. The punitive damages portion of the case is set for trial in January, 2012. The Company’s management believes that collection of such award is extremely unlikely; however it will continue to pursue the matter against the defendant.

Item 3. Legal Proceedings. - continued

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

The Company currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to Seafarer, and against the individual as a guarantor of the promissory note. The defendants have filed an answer in the nature of a general denial, certain affirmative defenses, and a singular counterclaim against Seafarer and its CEO, individually, alleging that Seafarer and its CEO were negligent in the use or maintenance of a vessel owned by the corporation, for which damages are sought in excess of $15,000. Seafarer’s legal counsel intends to argue that Seafarer’s CEO has been improperly individually joined in this action. The counterclaim allegations are being vigorously legally contested by both the Company and its CEO. Motion to strike and dismiss defenses and counterclaims are currently pending, legal discovery is ongoing, and the pleadings are not otherwise currently “at-issue” to schedule the action for trial. At the time of the filing of this form 10-K Seafarer’s motions have not been set for hearing and dispositions by the court.

Item 4. Submission of Matters to a Vote of Security Holders.

During the year ended December 31, 2011, the Company’s shareholders voted to increase the Company’s authorized shares by 250,000,000 shares to a total of 750,000,000 shares authorized and to re-domicile the Company in the State of Florida.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the OTC Bulletin Board under the symbol “SFRX”, as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market and the sale of restricted securities by management or others may significantly depress the market price of the Company’s shares. Furthermore, the price of our common stock may be subject to a very high degree of volatility, which may make owning shares of our common stock highly risky.

The range of high and low bid prices for our common stock during each quarter for 2010 and 2011 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2010	0.019	0.005
June 30, 2010	0.018	0.005
September 30, 2010	0.013	0.005
December 31, 2010	0.012	0.0022
March 31, 2011	0.0085	0.004
June 30, 2011	0.026	0.0076
September 30, 2011	0.0195	0.007
December 31, 2011	0.0143	0.005

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at April 9, 2012 was 1,726 shareholders holding 306,105,079 certificated securities and an indeterminate number of shareholders holding 333,312,705 securities in “street name” in brokerage accounts.

Transfer Agent

ClearTrust, LLC (“ClearTrust”) is the Company’s stock transfer agent. ClearTrust’s address is 16540 Pointe Village Drive, Suite 201 Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO. A former Director of the Company owns a minority, non-controlling interest in ClearTrust.

Dividend Policy

The Company did not declare cash dividends during the periods ended December 31, 2011 and 2010 or during the period from inception to December 31, 2011. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

Equity Compensation Plans

The Company has not established any formal equity compensation plans as of the date of this Annual Report on Form 10-K; however, the Company reserves the right to do so at a later date.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2011, the Company issued 21,420,000 of its restricted shares of its common stock to various consultants. These shares were issued for accounting, business advisory, executive, operations, corporate communications, and administrative consulting services. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and such securities were issued for services rendered to sophisticated and/or accredited investors or persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. - continued

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011. The proceeds from the sale of such commons stock were used for general corporate purposes, working capital and the repayment of debt. During the three months ended December 31, 2011, the Company sold 5,400,000 shares of its restricted common stock and received proceeds of $24,500. The proceeds from the sale of such commons stock were used for general corporate purposes and working capital.

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

During the three month period ended December 31, 2011, the holders of convertible promissory notes with an aggregate principal face value of $20,000 converted their notes payable into 4,061,116 shares of the Company’s common stock. The believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the periods ended December 31, 2011 and 2010, the Company did not purchase any of shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

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

It has been estimated that there are over three million undiscovered shipwrecks around the world and some of these shipwrecks were lost with verifiable cargoes that may have contained valuable materials, including artifacts and treasure. However, the majority of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

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

Furthermore there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a very substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. It is possible that permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Even if the Company is able to obtain permits for shipwreck sites projects there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. In the event that valuable artifacts are located and recovered it is possible that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site there is a risk of theft of such items at sea both before or after the recovery or while the artifacts are in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

There a number of additional significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk with a very high probability that all capital invested in and/or borrowed by the Company may be lost.

Plan of Operation

During the periods ended December 31, 2011 and 2010, the Company has taken the following steps to implement its business plan:

•
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of exploring, salvaging and recovering historic shipwrecks. The Company has also performed some exploration and recovery activities.

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

The Company performed exploration and recovery operations at the Juno Beach site in 2011. Both a lack of financing and maintenance and repair issues regarding the Company’s main salvage vessel hampered the Company’s ability to continuously work the site year round 2011. It is possible that in the future the Company will only be able to sporadically explore and salvage the Juno Beach site due to vessel repairs and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

The Juno Beach Shipwreck site is an extremely speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also possibility that there are not any artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc.

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date, no main shipwreck body has been located. It is also possible that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are not any artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very remote.

The Company has received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and turn over artifacts to Tulco. Tulco has stated in the correspondence that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however the Company does not have any specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company has signed an agreement with an individual to perform exploration and salvage operations at a purported historic shipwreck site allegedly known to the individual, however the Company is in the very early stages of its review and research of the purported shipwreck site and it is unknown if this site contains a historic shipwreck as claimed. Should the Company decide that it will pursue exploration and salvage activities at this site it will be necessary to obtain a salvage permit as well as environmental permits.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At December 31, 2011, the Company had a working capital deficit of $406,183. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 30, 2012.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability, which may have a material adverse effect on the Company’s business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through December 31, 2011 are $4,195,889. Since inception, we have incurred $2,795,717 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $277,967 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $406,666 in professional fees related to legal, auditing and accounting services.

The Company’s net loss for the twelve month period ended December 31, 2011 was $1,516,309 as compared to a net loss of $1,026,433 for the twelve month period ended December 31, 2010, an increase of roughly 47% on a year-over-year basis. The increase in 2011 was primarily due to an increase in consulting and contractor fees, vessel expenses, general and administrative expenses and other expenses. During the twelve month period ended December 31, 2011, the Company incurred consulting and contractor expenses of $754,226 versus $516,458 for the period ended December 31, 2010. The 46% year-over-year increase in consulting and contractor expenses was largely due to the Company ramping up its operations and increased stock based compensation paid for overall corporate and administrative services as well as an increase in contractor expenses for diving operations due to being fully permitted and able to operate in 2011 as opposed to 2010 when there was a lull in operations due to permitting and other issues. The Company incurred vessel related expenses of $68,561 during the twelve month period ended December 31, 2011versus $9,716 during the twelve month period ended December 31, 2010. The increase in vessel expenses in 2011 was largely due to the Company performing various maintenance and repairs on its main salvage vessel in preparation for the 2011 diving season.  The vessel required additional maintenance and repairs as the vessel had been used only sparsely in 2010 and the Company had deferred performing some maintenance and repairs as it waited to clear up permitting issues which had caused a lull in operations in 2010. Despite the lull in operations, the Company’s main salvage vessel required constant maintenance, repairs and upkeep. The Company incurred travel and entertainment expenses of $14,462 during the twelve month period ended December 31, 2011 as compared to $12,829 during the period ended December 31, 2010. The Company continued its efforts to control costs and expenses during the twelve month period ended December 31, 2011, which is why travel and entertainment was only $1,633 greater in 2011 versus 2010. For the twelve month period ended December 31, 2011, the Company incurred professional fees of $116,131 as compared to $130,186 for the twelve month period ended December 31, 2010. The primary reason for the 11% decrease in professional fees during 2011 was that the Company did not incur any additional legal fees in relation to several lawsuits and legal actions. General and administrative expenses increased from $57,781 in the twelve month period ended December 31, 2010 to $105,464 in the twelve month period ended December 31, 2011. The 83% year-over-year increase in general and administrative expenses was primarily due to the Company ramping up its operations and increased stock based compensation for overall corporate and administrative personnel as well as corporate communications expenses relating to a proxy filing. The 80% increase in total other expenses was largely due to an increase in loss on the extinguishment of debt which was $297,796  during the twelve month period ended December 31, 2011 versus $46,120 during the twelve month period ended December 31, 2010. This 546% increase in 2011 was due to the impact of fair value measurement adjustments on promissory notes that were modified to have a convertibility option. For the twelve month period ended December 31, 2011, the Company incurred interest expense of $125,335 as compared to $184,328 for the period ended December 31, 2010. The 34% decrease in interest expense was due to the application of fair value measurement analysis to a convertible promissory note agreement that the Company entered into during 2011.

Liquidity and Capital Resources

At December 31, 2011, we had cash in the bank of $8,838.   During the period ended December 31, 2011, and the period from inception to December 31, 2011, we incurred net losses of $1,516,309 and $4,892,107, respectively. At December 31, 2011, we had $70,001 in current assets and $472,107 in current liabilities, leaving us a working capital deficit of $406,183.

Through March 31, 2012, the Company has funded operations through the receipt of $92,000 from the issuance of common stock under subscription agreements, and the Company has received $90,000 in proceeds from convertible promissory notes and loans.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the twelve month period ended December 31, 201l. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. The Company’s main salvage vessel required numerous repairs and maintenance in 2011. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and a drain on the Company’s cash.

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

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in or borrowed by the Company would be lost.

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $1,106,466 for the twelve month period ended December 31, 2011 and $798,147 for the twelve month period ended December 31, 2010. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Convertible Notes Payable and Notes Payable, in Default

At December 31, 2011, the Company had convertible notes payable, notes payable and stockholder loans with a face value of $342,357, of which $182,800 were in default.  The following table reflects the convertible notes payable and notes payable in default at December 31, 2011:

Issue Date	Maturity Date		Carrying Value	Interest Rate	Conversion Rate

Convertible notes payable, in default:
August 28, 2009	November 1, 2009		$4,300	10.00%	$0.0150
April 7, 2010	November 7, 2010		70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010		40,000	6.00%	$0.0080
			114,300

Convertible notes payable, in default – related parties:
January 9, 2009	January 9, 2010		10,000	10.00%	$0.0150
January 25, 2010	January 25, 2011		6,000	6.00%	$0.0050
			16,000

Notes payable, in default:
February 23, 2011	March 23, 2011		20,000	7.00%	NA
June 23, 2011	August 23, 2011		25,000	3.00%	NA
			45,000
Notes payable, in default – related parties:
February 24, 2010	February 24, 2011		7,500	6.00%	NA

		Total	$182,800

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended December 31, 2011 and 2010, and for the period from inception to December 31, 2011, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Not required.

Item 8. Financial Statements.

Financial Statements of Seafarer Exploration Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Seafarer Exploration Corp.

We have audited the accompanying balance sheets of Seafarer Exploration Corp. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011, the year ended December 31, 2010 and the cumulative period from February 15, 2007 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the year ended December 31, 2010 and the cumulative period from February 15, 2007 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
April 10, 2012

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

 SEAFARER EXPLORATION CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$8,838	$3,071
Notes receivable, net of allowance for doubtful accounts	--	13,867
Prepaid expenses	57,728	--
Advances to shareholder	2,252	--
Deposits and other receivables	1,183	1,183
Total current assets	70,001	18,121

Property and equipment – net	189,585	222,085
Investment in common stock	1,100	1,100
Total Assets	$260,686	$241,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$133,827	$94,848
Convertible notes payable	35,000	--
Convertible notes payable, in default	114,300	124,300
Convertible notes payable, in default – related parties	16,000	25,000
Convertible note payable, at fair value	119,557	101,752
Notes payable	5,000	--
Notes payable, in default	45,000	20,000
Notes payable, in default – related parties	7,500	7,500
Stockholder loans	--	10,125
Total current liabilities	476,184	383,525

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 and 0 shares issued and outstanding at December 31, 2011 and 2010	--	--
Common stock, $0.0001 par value – 750,000,000 and 500,000,000 shares authorized; 606,642,995 and 449,479,673 shares issued and outstanding at December 31, 2011 and 2010, respectively	60,664	44,948
Additional paid-in capital	4,615,946	3,188,632
Deficit accumulated during the development stage	(4,892,108)	(3,375,799)
Total stockholders’ deficit	(215,498)	(142,219)
Total Liabilities and Stockholders’ Deficit	$260,686	$241,306

The Accompanying Notes Are an Integral Part of These Financial Statements

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 15,
			2007
	For the year ended		(Inception) to
	December 31,		December 31,
	2011	2010	2011

Revenue	$--	$--	$--

Expenses:
Consulting and contractor expenses	754,226	516,458	2,795,717
Professional fees	116,131	130,186	406,666
General and administrative expenses	105,464	57,781	293,048
Depreciation	32,500	32,500	135,415
Rent expense	15,122	38,377	104,593
Vessel expenses	68,561	9,716	277,967
Travel and entertainment	14,462	12,829	169,296
Other operating expenses	--	300	13,187
Total operating expenses	1,106,466	798,147	4,195,889
Loss from operations	(1,106,466)	(798,147)	(4,195,889)
Other income (expense)
Interest expense	(125,335)	(184,328)	(381,887)
Interest income	34,288	2,162	50,585
Loss on extinguishment of debt	(297,796)	(46,120)	(343,916)
Loss on impairment	(21,000)	--	(21,000)
Total other income (expense)	(409,843)	(228,286)	(696,218)

Net loss	$(1,516,309)	$(1,026,433)	$(4,892,107)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	520,722,703	388,810,219

The Accompanying Notes Are an Integral Part of These Financial Statements

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 15, 2007 (Inception)	--	$--	$--	$--	$--
Common stock issued for cash	5,000,000	500	4,693	--	5,193
Net loss	--	--	--	(5,294)	(5,294)
Balance, April 30, 2007	5,000,000	500	4,693	(5,294)	(101)
Common stock issued for cash	5,000,000	500	4,500	--	5,000
Common stock issued for subscription agreements	7,533,333	753	612,247	--	613,000
Net loss	--	--	--	(282,364)	(282,364)
Balance, April 30, 2008	17,533,333	1,753	621,440	(287,658)	335,535
Recapitalization at reverse merger	233,522,002	23,352	68,148	--	91,500
Common stock issued for services	17,783,332	1,778	321,555	--	323,333
Common stock issued on conversion of notes payable	1,344,972	135	18,865	--	19,000
Common stock issued for subscription agreements	6,425,918	643	356,132	--	356,775
Reclassification to mezzanine equity	--	--	(64,500)	--	(64,500)
Funds received no shares issued	--	--	25,000	--	25,000
Net loss	--	--	--	(970,794)	(970,794)
Balance, December 31, 2008	276,609,557	27,661	1,346,640	(1,258,452)	$115,849
Common stock issued for services	11,670,000	1,167	503,123	--	504,290
Common stock issued on conversion of notes payable	8,608,384	861	108,638	--	109,499
Common stock issued for subscription agreements	20,783,371	2,078	251,630	--	253,708
Reclassification to mezzanine equity	--	--	(64,500)	--	(64,500)
Net loss	--	--	--	(1,090,914)	(1,090,914)
Balance, December 31, 2009	317,671,312	31,767	2,145,531	(2,349,366)	(172,068)
Common stock issued for services	32,725,000	3,272	315,798	--	319,070
Common stock issued on conversion of notes payable	42,839,094	4,284	310,421	--	314,705
Common stock issued for subscription agreements	44,225,000	4,423	228,773	--	233,196
Common stock issued as financing fees	3,530,000	353	31,887	--	32,240
Common stock issued to extinguish notes	5,178,425	518	27,553	--	28,071
Common stock issued under minimum value stock subscriptions	3,310,842	331	128,669	--	129,000
Net loss	--	--	--	(1,026,433)	(1,026,433)
Balance, December 31, 2010	449,479,673	$44,948	$3,188,632	$(3,375,799)	$(142,219)
Common stock issued for services	52,145,000	5,214	556,063	--	561,277
Common stock issued on conversion of notes payable and stockholder loans	43,617,329	4,362	536,162	--	540,524
Common stock issued for subscription agreements	54,827,619	5,483	291,689	--	297,172
Common stock issued as financing fees	500,000	50	3,450	--	3,500
Common stock issued to extinguish outstanding invoices for legal services	6,073,374	607	39,950	--	40,557
Net loss	--	--	--	(1,516,309)	(1,512,232)
Balance, December 31, 2011	606,642,995	$60,664	$4,615,946	$(4,892,108)	$(211,421)

The Accompanying Notes Are an Integral Part of These Financial Statements

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
	For the	For the	February 15, 2007
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,516,309)	$(1,026,433)	$(4,892,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,500	32,500	135,415
Change in allowance for uncollectible notes receivable	13,867	25,000	38,867
Amortization of deferred finance costs	1,252	32,240	33,492
Interest expense on fair value adjustments of convertible notes payable	59,280	137,286	247,929
Write-off of uncollectible deposit	--	--	20,000
Accrued interest on notes receivable	--	--	(11,705)
Loss on extinguishment of debt	297,796	46,120	343,916
Loss on impairment	21,000	--	21,000
Stock issued for services	561,277	319,070	1,707,970
Stock issued to satisfy legal services	40,557	--	40,557
Stock issued for financing fees	3,500	--	3,500
Changes in operating assets and liabilities:
Prepaid expenses	(43,860)	--	(43,860)
Deposits and other receivables	--	3,638	(23,346)
Accounts payable and accrued liabilities	33,960	(11,686)	244,667
Net cash used in operating activities	(495,180)	(442,265)	(2,133,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments from notes receivable	--	--	(25,000)
Purchase of common stock	(21,000)	(1,100)	(22,100)
Acquisition of equipment	--	--	(325,000)
Net cash provided by (used in) investing activities	(21,000)	(1,100)	(372,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	297,172	233,196	1,789,144
Proceeds from the issuance of convertible notes payable	95,000	190,000	513,300
Proceeds from the issuance of convertible notes payable, related parties	--	6,000	6,000
Proceeds from the issuance of notes payable	160,000	50,000	276,500
Proceeds from the issuance of notes payable, related parties	6,000	--	6,000
Payments on convertible notes payable	(25,000)	--	(25,000)
Payments of notes payable	(5,000)	(10,000)	(55,000)
Payments of notes payable, related parties	(1,000)	--	(1,000)
Proceeds from loans from stockholders	--	2,225	35,925
Payments on stockholder loans	(5,225)	(26,000)	(31,225)
Net cash provided by financing activities	521,947	445,421	2,514,644

CHANGE IN CASH	5,767	2,056	8,838

CASH, BEGINNING OF PERIOD	3,071	1,015	--

CASH, ENDING OF PERIOD	$8,838	$3,071	$8,838

NONCASH OPERATING AND FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued to satisfy minimum value guarantee	$--	$129,000	87,667
Convertible debt converted to common stock including accrued interest	$540,524	$314,705	$978,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$--	$--	$3,660
The Accompanying Notes Are an Integral Part of These Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses of $4,892,107 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 10, 2012. Management's plans include raising capital through the equity markets to fund operations and eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2011 and 2010, and for the period from inception to December 31, 2011, the Company did not report any revenues.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended December 31, 2011 and 2010 or for the period from inception to December 31, 2011.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2011, the Company has not implemented an employee stock based compensation plan.

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

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2011 and 2010, all of the Company’s convertible notes payable were classified as conventional instruments.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of December 31, 2011 and 2010, none of the Company’s convertible notes payable included a beneficial conversion option.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through April 6, 2012; the date the financial statements were available for issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the respective years are as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Net loss attributable to common shareholders	$(1,516,309)	$(1,026,433)

Weighted average shares outstanding:
Basic and diluted	520,722,703	388,810,219

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTES RECEIVABLE

At December 31, 2011 and December, 2010, the Company was owed a principal amount of $25,000 plus accrued interest of $13,867, from a promissory note due from a corporation. The note bears interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the note is in default.  Management believes that the Company needs to take legal action in order to collect the remaining principal balance and, accordingly, has established an allowance for a portion of the note deemed doubtful. Because legal action may become necessary, the Company booked an allowance for doubtful accounts of $38,867 and $25,000 as of December 31, 2011 and 2010, respectively.  Additionally, no further interest will be accrued as its collection is deemed not probable. The carrying value of the note, net of the allowance for doubtful accounts, was $0 and $13,867 at December 31, 2011 and 2010, respectively.

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

During the period ended December 31, 2011, the Company issued seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of December 31, 2011, no shares of preferred stock had been converted into shares of the Company’s common stock.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2011 and 2010, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of $4,892,107 and $3,375,799, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2011 and 2010.

 SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – LEASE OBLIGATION

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The original term of the lease agreement commenced on October 1, 2008 and expired on March 31, 2010. The Company executed an amendment to the original lease effective retroactive to April 1, 2010. Under the amended lease agreement, the base rental rate, including taxes, is $1,166 per month, plus additional monthly charges for services used by the Company. Under the amendment, the lease term was extended to May 31, 2012.

Rental expense for the corporate office was $15,122 and $38,377 for the periods ended December 31, 2011 and 2010, respectively, and $104,593 for the period from inception to December 31, 2011.  As of December 31, 2011, future minimum rental payments required under this non-cancelable operating lease was $5,830, all of which is due during 2012.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the notes remeasured to fair value, which are discussed in Note 10, as of December 31, 2011 and 2010:

Issue Date	Maturity Date	December 31, 2011	December 31, 2010	Interest Rate	Conversion Rate
Convertible notes payable:
November 9, 2011	December 31, 2012	$35,000	$--	6.00%	$0.0150

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	$4,300	10.00%	$0.0150
November 30, 2009	May 30, 2010	--	10,000	6.00%	$0.0050
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
		114,300	124,300

Convertible notes payable, in default – related parties:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
December 16, 2009	December 16, 2010	--	9,000	6.00%	$0.0050
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
		16,000	25,000

		$165,300	$149,300

The convertible notes payable classified as “in default” are in default as of the date this annual report on Form 10-K was ready for issue.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable, as of December 31, 2011 and 2010:

Issue Date	Maturity Date	December 31, 2011	December 31, 2010	Interest Rate
Notes payable:
April 27, 2011	April 27, 2012	$5,000	$--	6.00%

Notes payable, in default – related parties:
February 24, 2010	February 24, 2011	7,500	7,500	6.00%

Notes payable, in default:
February 22, 2010	August 22, 2010	--	20,000	3.00%
February 23, 2011	March 23, 2011	20,000	--	7.00%
June 23, 2011	August 23, 2011	25,000	--	6.00%
		45,000	20,000

		$57,500	$27,500

Stockholder Loans

The Company repaid all stockholder loans during the period ended December 31, 2011. The following table reflects the stockholder loans as of December 31, 2011 and December 31, 2010:

Issue Date	Maturity Date	December 31, 2011	December 31, 2010	Interest Rate
Various	None stated	$--	$7,900	8.00%
October 26, 2010	January 25, 2011	--	350	6.00%
November 16, 2010	January 16, 2011	--	1,875	6.00%
		$--	$10,125

At December 31, 2011 and 2010, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $11,769 and $9,038, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

Between July 13, 2011 and October 17, 2011, several promissory notes were modified to add a conversion option. These notes were converted into common stock immediately following the modifications. The following table details the promissory notes that were modified and subsequently converted:

Issue Date	Modification and Conversion Date	Face Value plus Accrued Interest	Shares Issued Upon Conversion	Extinguishment Loss
Notes payable:
May 10, 2011	July 13, 2011	$5,050	631,555	$5,054
April 28, 2011	July 14, 2011	50,592	10,118,368	101,184
May 19, 2011	July 19, 2011	5,049	631,150	2,525
May 25, 2011	July 26, 2011	5,049	631,150	2,525
June 6, 2011	August 12, 2011	5,055	1,010,988	5,055
February 22, 2010	August 13, 2011	20,600	6,200,000	47,600
May 26, 2011	September 6, 2011	20,224	4,044,744	46,515
June 17, 2011	October 14, 2011	5,089	1,017,876	5,089
June 16, 2011	October 17, 2011	15,218	3,043,540	15,218
		$131,926	27,329,371	$230,765

 SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
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

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of that any of these events were to occur then the lender would be entitled to receive significant amounts of additional shares of the Company’s stock above the amounts for conversion and such occurrence would be highly dilutive to the Company’s shareholders.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

At December 31, 2011 and December 31, 2010, the convertible note payable, at fair value, had been fully settled.

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

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of that any of these events were to occur then the lender would be entitled to receive significant amounts of additional shares of the Company’s stock above the amounts for conversion and such occurrence would be highly dilutive to the Company’s shareholders.

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

At December 31, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $11,112, respectively.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
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

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of that any of these events were to occur then the lender would be entitled to receive significant amounts of additional shares of the Company’s stock above the amounts for conversion and such occurrence would be highly dilutive to the Company’s shareholders.

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

At December 31, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $74,537, respectively.

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

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of that any of these events were to occur then the lender would be entitled to receive significant amounts of additional shares of the Company’s stock above the amounts for conversion and such occurrence would be highly dilutive to the Company’s shareholders.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

At December 31, 2011 and December 31, 2010, the convertible note payable, at fair value, was recorded at $0 and $16,104, respectively.

Convertible Note Payable Dated October 6, 2011 at Fair Value

On October 6, 2011 the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $42,500, bears interest at 8.0% per annum and is due on July 11, 2012.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

In connection with the issuance of the convertible note payable on October 6, 2011, the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of that any of these events were to occur then the lender would be entitled to receive significant amounts of additional shares of the Company’s stock above the amounts for conversion and such occurrence would be highly dilutive to the Company’s shareholders.

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

At December 31, 2011, the convertible note payable, at fair value, was recorded at $119,557.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the years ended December 31, 2011 and 2010:

	For the year ended	For the year ended
	December 31,	December 31,
	2011	2010
Interest expense recorded upon issuance of the convertible note payable	$(49,982)	$(100,089)
Interest recapture on fair value re-measurement of the convertible note payable	(9,298)	(21,206)
	$(59,280)	$(121,295)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
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

The Company has received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over certain artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site.

Recovery Permit with Florida Division of Historical Resources

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida.

Certain Other Agreements

On January 18, 2011, the Company entered into an agreement with an individual to provide various consulting services as a project manager for the Company’s exploration and recovery operations, including reviewing daily and weekly operating plans, assisting in overseeing the Company’s operations, reviewing and recording potential artifact locations and coordinates and other services as requested by the Company.  The agreement expired on August 31, 2011. In consideration for performing the consulting services, the Company agreed to pay the consultant a total of 600,000 restricted shares of its common stock. The shares issued to the consultant were subject to the following vesting schedule: 50,000 shares vest in February 2011, 50,000 shares vest in March 2011, 100,000 shares vest in April 2011, 100,000 shares vest in May 2011, 100,000 shares vest in June 2011, 100,000 shares vest in July 2011 and 100,000 shares vest in August 2011. If the agreement is terminated prior to the August 31, 2011 expiration date, the consultant agreed to return to the Company any portion of the shares that had not vested.  The 600,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On January 18, 2011, the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding joint ventures, mergers and acquisitions and to develop, study and evaluate acquisition proposals and prepare reports and studies under the direction of the Company’s President. The Agreement is in effective until the services are provided as defined in the agreement. Under the terms of the agreement, the Company agreed to pay the consultant a total of 1,000,000 restricted shares of the Company’s common stock. The 1,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On January 19, 2011, the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and the analysis of the treasure industry under the direction of the Company’s President. The agreement expired on June 19, 2011. Under the terms of the agreement, the Company was required to pay the consultant $5,000 upon execution of the agreement and $2,500 per month for six months. Under the terms of the agreement the Company agreed to pay the consultant a total of 1,000,000 shares of its restricted common stock. The 1,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On January 27, 2011, the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding its news releases and generating local media coverage of the Company’s business and operations in Florida media markets, development, mergers and acquisitions, business strategy and specifically for the purpose of developing, studying and evaluating acquisition proposals and preparing reports and studies under the direction of the Company’s CEO. The agreement expired on April 25, 2011. Under the terms of the agreement, the Company agreed to pay the consultant a total of 250,000 restricted shares of the Company’s common stock. The 250,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – MATERIAL AGREEMENTS - continued

On April 2, 2011, the Company’s wholly owned subsidiary, Church Hollow, LLC (“CH”), entered into a Treasure Exploration Funding Agreement with a limited partnership. Under the terms of the Agreement and an amendment to the Agreement, CH agreed to provide $21,000 to the limited partnership in exchange for a maximum of 12% of the gross amount of any treasure recovered by the limited partnership from an area of Missouri known as Church Hollow (the “Church Hollow Site”). The limited partnership indicated that the funding would be used to explore, excavate and potentially recover treasure and/or valuable artifacts from the Church Hollow Site. Per the Agreement, the Company provided $21,000 to the limited partnership. The limited partnership was not successful in locating any treasure at the Church Hollow Site and does not anticipate that any treasure will be located at the site. Since there is objective evidence that the equity method investment in the Church Hollow Site is impaired and the recoverable amount is lower than the carrying amount of the equity method investment in the Church Hollow Site, an impairment loss has been recognized as “loss on impairment” included in non-operating expenses for the full amount of the investment. As a result of the impairment, the carrying amount of the investment in the Church Hollow Site as of December31, 2011 is $0.

On April 2, 2011, the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and specifically assisting the Company in developing, and studying joint venture proposals in the treasure industry when advisable under the direction of the Company’s CEO. The Agreement has no specific expiration date. Under the terms of the agreement, the Company agreed to pay the consultant a total of 1,000,000 restricted shares of the Company’s common stock. The 1,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

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

On April 18, 2011, the Company entered into a consulting agreement with a corporation under which the consultant agreed to advise the Company on a best efforts basis regarding business development, filming, production, web hosting, mergers and business strategy under the direction of the Company’s CEO. The Agreement has no expiration date. Under the terms of the agreement, the Company agreed to pay the consultant a total of 500,000 restricted shares of the Company’s common stock. The 1,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On April 19, 2011, the Company entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director. Under the terms of the agreement the Company agreed to pay the Director 2,500,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. The 2,500,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – MATERIAL AGREEMENTS - continued

On June 10, 2011, the Company entered into a consulting agreement with a limited liability company under which the consultant agreed to provide dredging, side scanning, mapping and charting services to the Company over a period of 30 working days under the direction of the Company’s CEO. Under the terms of the agreement, the Company agreed to pay the consultant a total of 2,000,000 restricted shares of the Company’s common stock, $6,000 to cover various operational costs for the limited liability company’s ship and crew, plus $1,151 to cover dockage for the ship. The Company additionally agreed to pay each of the divers that work for the limited liability company 1% of any treasure that they find up to a maximum of 5%. The 2,500,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On June 20, 2011, the Company entered into a consulting agreement with an individual who is a member of the Company’s Board of Directors. Under the terms of the Agreement under the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and the analysis of the treasure industry and developing, studying, and evaluating acquisition proposals, preparing reports and studies when advisable under the direction of the Company’s CEO. Under the terms of the agreement, the Company agreed to pay the consultant $7,500 for three months, subject to availability of funds. The Company also agreed to pay the consultant a total of 1,000,000 shares of its restricted common stock. The shares issued to the consultant were subject to the following vesting schedule: 200,000 shares vest in July 2011, 200,000 shares vest in August 2011, 200,000 shares vest in September 2011, 200,000 shares vest in October 2011, and 200,000 shares vest in November 2011.  As of December 31, 2011 the 1,000,000 restricted shares had not been issued and these shares were included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

On August 17, 2011, the Company entered into a consulting agreement with a limited liability company for various consulting services including dredge work, side scanning, mapping, and charting. Under the terms of the agreement the consultant agreed to perform various services including dredging, scanning and mapping work over a period of 30 working days or 55 calendar days, whichever occurs first, under the direction of the Company’s President. The company agreed to pay to the consultant 150,000 shares of restricted common stock, $17,000 and pay for dockage of the consultant’s vessel. The Company also agreed to pay the individual divers that work for the consultant an additional bonus of 1% minimum and 5% maximum of any treasure that they locate on behalf of the Company. The Company also agreed to pay an undefined bonus in share of its common stock to whichever diver finds the first piece of treasure as well as to the divers working with him and the crew who is working on the boat at that time. As of December 31, 2011 the initial 150,000 shares had not been issued and these shares were included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

On August 23, 2011, the Company entered into two related agreements with an individual consultant. The first agreement is a letter agreement outlining the business terms under which the Company will provide funding, a vessel, and equipment to explore and salvage a purported abandon shipwreck site known to the consultant. Under the terms of the letter agreement the Company agreed to provide the vessel, search and salvage equipment and salvage services. The Company agreed to use its best efforts to obtain all applicable permits and agreements for the project. The letter agreement states that the Company will carry out the recovery of any recoverable artifacts at the site and the Company has sole discretion as to which artifacts are economically practical to remove from the site. Additionally if any artifacts are recovered then the Company would be responsible the stabilization, transportation, provision of secured storage and documentation of the artifacts. Should the project move forward into an operating phase then the consultant would be the operations manager and oversee the operational aspects of the project in consultation with the Company however the Company would have absolute authority of where, when and how to conduct operations. If the Company is not able to secure the necessary permits and agreements for the project then the both parties agree to release each other from their obligations under the agreement. In consideration for the consultant providing the location and information as to the purported shipwreck site, the Company agreed to pay the consultant an initial payment of 120,000 restricted shares of its common stock. If the Company is successful in obtaining the required permits and agreements from governmental agencies necessary to salvage the shipwreck site identified by the consultant then the Company agreed to issue the consultant 2,000,000 shares of its restricted common stock. The Company further agreed to pay the consultant an additional 1,000,000 shares of its restricted common stock if the Company successfully locates a minimum of $50,000 worth of valuable artifacts at the shipwreck site. The consultant will also be entitled to additional stock bonuses as determined by the Company’s Board of Directors. Furthermore the consultant will be paid for his services under a separate consulting agreement once the project receives the necessary permits and agreements to salvage the designated area. The second agreement is a consulting agreement under which the consultant agrees to provide services and advice to the Company on site work as deemed necessary for the job, directing, mapping, charting for the Company in relation to the specific shipwreck project under the direction of the Company’s President. Under the terms of the consulting agreement the Company agreed to pay the consultant $10,000 per month after receiving an approved salvage permit with the State of Florida for the shipwreck site that the consultant agreed to make known to the Company under the letter agreement described above. The agreement also states that if the value of the shares that have been given to the consultant per the letter agreement become worth more than $250,000 then the Company will only pay the consultant a fee of $5,000 per month and if after six months of salvage operations the Company determines that it is overly burdensome to continue to pay the consultant at the rate described above then will agree to renegotiate a new monthly fee schedule The 120,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On August 25, 2011, the Company entered into a financial public relations agreement with a corporation to provide various investor relations/financial public relations services. The term of the Agreement is for six months. Under the terms of the agreement the Company agreed to pay the consultant 1,000,000 restricted shares of the Company’s common stock due when the agreement was executed. The consultant agreed to act as a liaison between the Company and its shareholders, advise the Company with regards to market makers, broker dealers and other market participants and act as a liaison with such market participants, and advise the Company with respect to communications and information and as well as planning, designing, developing, organizing, writing, and distributing such communications and information. The agreement states that the consultant is not providing any investment banking services related activities and is not being compensated or engaged to raise capital for the Company. The 1,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

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

On September 22, 2011, the Company entered into three separate agreements with three individuals to join the Company’s advisory council. Under the advisory council agreements the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the three advisors an aggregate total of 2,700,000 restricted shares of its common stock. Each advisor was issued 900,000 shares of the Company’s common stock. According to the agreement each advisor will have their shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

The Company had an outstanding accounts payable balance with a certain vendor in the amount of $40,559 related to legal services. On September 23, 2011, the Company issued 6,073,374 shares of its restricted common stock to this vendor as satisfaction for the outstanding invoices. The agreement between the Company and the vendor stipulated the stock must be worth at least $40,599 in the event the vendor sells the shares and the value received for the sale of the shares is less than $40,599 then the vendor will be entitled to receive additional payment until the balance is paid in full. The Company accounted for the right to be made “whole” as a put liability. The value of the put liability was $0 as of December 31, 2011.  As of the December 31, 2011, the fair value of the shares was $0.

On November 23, 2011, the Company entered into a consulting agreement with a corporation under which the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and specifically for the analysis of the treasure industry under the direction of the Company’s CEO. The consultant also agreed to allow the Company to use its office space for a period of one year from the execution of the agreement. The term of the Agreement is until October 18, 2012. Under the terms of the agreement, the Company agreed to pay the consultant a total of 2,000,000 restricted shares of the Company’s common stock. The 1,200,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

On December 12, 2011, the Company entered into a consulting agreement with an individual under which the consultant agreed to advise the Company regarding communications and business development under the direction of the Company’s CEO. The term of the Agreement continues until the services are performed. Under the terms of the agreement, the Company agreed to pay the consultant a total of 2,000,000 restricted shares of the Company’s common stock. The 1,200,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing consulting agreement to pay a limited liability company owned by its former Chief Financial Officer a minimum of $5,000 per month for providing ongoing financial reporting, strategic planning, and accounting services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the twelve month period ended December 31, 2011 are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing consulting agreement to pay a limited liability company minimum of $500 per month for bookkeeping services and additional restricted stock based compensation for providing assistance with technical accounting and financial reporting. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the twelve month period ended December 31, 2011 are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing consulting agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month for providing various administrative, clerical, office management and consulting services. The Company agreed to pay the related party consultant additional compensation in the form of cash and/or stock based on extra time and effort spent rendering services to the Company. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the related party consultant during the twelve month period ended December 31, 2011 are included as an expense in consulting and contractor fees in the accompanying income statement.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company had previously been in settlement discussions with the plaintiffs however on September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company’s legal counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s (the “Lead Plaintiff”) was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Lead Plaintiff was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by the Lead Plaintiff were exchanged for 34,700,000 shares of the public company with all such share rights being held by the Lead Plaintiff. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, the Lead Plaintiff was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by the Lead Plaintiff would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, the Lead Plaintiff instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that the Lead Plaintiff then instructed the transfer agent to instead issue the shares to a private corporation (the “private corporation”), informing the transfer agent that he (the Lead Plaintiff) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 the Lead Plaintiff instructed the transfer agent to issue the shares to the private corporation, as a third party straw man entity. Then on or about October 13, 2008, the Lead Plaintiff, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from the private corporation, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, the Lead Plaintiff immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances. The Lead Plaintiff made the distribution of such shares on that same date as the purchase from the private corporation, and actually had the private corporation “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. As of the filing of this Form 10-K such matter has not gone to hearing on the Plaintiff’s motion for summary judgment.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
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

On March 2, 2010, the Company filed a complaint naming an individual who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation. The Company alleged that the defendant has engaged is such malicious and defamatory campaign as revenge for his termination by the Company and in effort to obtain additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. The Company is currently pursuing the punitive damages portion and expects a substantial award of such at trial for the Punitive damages. The punitive damages portion of the case is set for trial in January, 2012. The Company’s management believes that collection of such award is extremely unlikely; however it will continue to pursue the matter against the defendant.

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

The Company currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to Seafarer, and against the individual as a guarantor of the promissory note. The defendants have filed an answer in the nature of a general denial, certain affirmative defenses, and a singular counterclaim against Seafarer and its CEO, individually, alleging that Seafarer and its CEO were negligent in the use or maintenance of a vessel owned by the corporation, for which damages are sought in excess of $15,000. Seafarer’s legal counsel intends to argue that Seafarer’s CEO has been improperly individually joined in this action. The counterclaim allegations are being vigorously legally contested by both the Company and its CEO. Motion to strike and dismiss defenses and counterclaims are currently pending, legal discovery is ongoing, and the pleadings are not otherwise currently “at-issue” to schedule the action for trial. At the time of the filing of this form 10-K Seafarer’s motions have not been set for hearing and dispositions by the court.

NOTE 14 – RELATED PARTY TRANSACTIONS

In January of 2011, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 1,250,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $5,000.

In January 2011, the Company repaid $2,225 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO. The $2,225 that was repaid represents the total amount that was owed to the limited liability company for providing the loans. The Company has not repaid the limited liability company any interest for providing the loans.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

In March of 2011, a person who was a Director of the Company at that time entered into a subscription agreement to purchase 2 shares of the Company’s Series A preferred stock at a price of $3,000 per share and the Company received proceeds of $6,000.

In March of 2011, the Company partially repaid shareholder loans totaling $3,000 to a person who was Director of the Company at the time. The repayment of the stockholder loans leaves a balance of $4,800 still owed to the former Director. The Company had previously agreed to pay interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid.

In April of 2011, an individual who is related to the Company’s CEO agreed to provide the Company with a loan in the amount of $1,000. The loan paid interest at an annual rate of 6% and was not secured. The principle balance of the loan plus accrued interest was due on or before May 21, 2011. The Company repaid the principle balance of $1,000 during the three month period ended June 30, 2011; however, the Company owes a late payment fee of 10% of the principal balance of the loan due to the fact that the loan was not repaid before the due date.

In April of 2011, the Company entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 2,500,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The shares were recorded as an expense of $40,000 in consulting and contractor fees in the accompanying income statement. The Company also agreed to reimburse the Director for pre approved expenses.

In April of 2011, the Company entered into an agreement with an individual to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company and the Director agreed to negotiate compensation on a year-by-year basis and no compensation was specified in the agreement.  The Company also agreed to reimburse the Director for pre approved expenses.

In June of 2011, the Company entered into a consulting agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO. Under the agreement the consultant agreed to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The term of the agreement was on a month-to-month basis. The consultant provided the services under the direction of the Company’s CEO. During the twelve month period ended December 31, 2010 the Company paid $1,000 to the consultant, which is included as an expense in consulting and contractor fees in the accompanying income statement.

In June of 2011, the Company entered into a consulting agreement with an individual who at the time of the execution of the agreement was a member of the Company’s Board of Directors. Under the terms of the Agreement, the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and the analysis of the treasure industry and developing, studying, and evaluating acquisition proposals, preparing reports and studies when advisable under the direction of the Company’s CEO. Under the terms of the agreement, the Company agreed to pay the consultant $7,500 for three months, subject to availability of funds. The Company also agreed to pay the consultant a total of 1,000,000 shares of its restricted common stock. The shares issued to the consultant are subject to the following vesting schedule: 200,000 shares vest in July 2011, 200,000 shares vest in August 2011, 200,000 shares vest in September 2011, 200,000 shares vest in October 2011, and 200,000 shares vest in November 2011.  As of December 31, 2011 the 1,000,000 restricted shares had not been issued and these shares were included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

In July of 2011, a convertible note holder who is related to the Company’s CEO elected to convert the note dated December 16, 2009 with a face value of $9,000 into 1,9089,00 shares of the Company’s common stock at a price of $0.005 per share.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

In August of 2011, a promissory note holder who is related to the Company’s CEO elected to amend his promissory note to make the note convertible into shares of the Company’s common stock and to convert the note dated July 6, 2011 with a face value of $5,000 into 1,010,988 shares of the Company’s common stock at a price of $0.005 per share.

In August 2011, a convertible note holder who is a former Director of the Company elected to convert shareholder loans that were provided to the Company in 2009 with a remaining principal balance of $4,800 into 1,200,000 shares of the Company’s common stock at a price of $0.004 per share. The Company did not pay any interest to the former Director for providing these loans.

In September of 2011, two individuals who are related to the Company’s CEO purchased 600,000 shares of the Company’s common stock at a price of $0.005 per share for total proceeds of $3,000.

In September of 2011, the Company entered into an agreement with an individual who had previously been a member of the Company’s Board of Directors to join the Company’s advisory council. Under the advisory council agreement, the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 900,000 shares of the Company’s common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  The shares were recorded as an expense of $9,000 in consulting and contractor fees in the accompanying income statement. If the advisory council agreements is terminated prior to the expiration of the one year terms, then the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for pre approved expenses.

In November 2011, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 2,500,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $10,000.

The Company paid $3,243 to a limited liability company for stock transfer agency services. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a former Director of the Company owns a minority, non-controlling interest in the limited liability company. Additionally, the Company entered into a consulting agreement in April of 2011with the limited liability Under the terms of the agreement, the consultant agreed to assist and advise the Company regarding the annual shareholder meeting and proxy administration including analyzing the Company’s bylaws to ensure compliance with corporate bylaws and state and federal regulations, organize the shareholder meeting, mail the notice of shareholder meeting, proxy card and financial statements to shareholders,  tabulate shareholder votes and meeting attendance, author a script and assign appropriate roles, provide certified shareholder lists, attend and participate in the meeting, provide certified voting results and assist with shareholder services. Under the terms of the Agreement the Company agreed to pay the consultant $5,000 and issue to the consultant 1,000,000 shares of its restricted common stock as consideration for the services.  The shares were recorded as an expense of $9,000 in consulting and contractor fees in the accompanying income statement. At December 31, 2011, the Company owed the limited liability company $13,803 for transfer agency services rendered and for additional services rendered to assist the Company with its proxy statement and related shareholder meeting and vote. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

During the twelve month period ended December 31, 2011, the Company had an ongoing consulting agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month for providing various administrative, clerical, office management and consulting services. The Company agreed to pay the related party consultant additional compensation in the form of cash and/or stock based on extra time and effort spent rendering services to the Company. The agreement is verbal and may be terminated by the Company or the consultant at any time. In October 2011 the Company issued 2,750,000 shares of its restricted common stock to person who is a related party to its CEO. The shares were issued to show appreciation for the person’s willingness to provide spend extra time rendering services to the Company and as an incentive and an inducement to continue to provide services to the Company. The shares were recorded as an expense of $40,125 in consulting and contractor fees in the accompanying income statement. All fees paid to the related party consultant during the twelve month period ended December 31, 2011 are included as an expense in consulting and contractor fees in the accompanying income statement. At December 31, 2011, the Company owed the consultant $1,500 for services rendered. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company reimbursed a person related to its CEO $262 for expenses related to the purchase of a boat part for the Company’s salvage vessel.

At December 31, 2011, the following promissory notes and shareholder loans were outstanding to related parties:

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2011:

The Company entered into a convertible note agreement with two persons who are related to the Company’s CEO. The convertible note payable dated January 18 2012, has a face value of $50,000, bears interest at a rate of 8.0% per annum and is due and payable on July 18, 2012. If the Company is more than 15 days late in making any payment required under the agreement then the lender may declare that the entire balance of unpaid principal is due immediately, together with any interest that has accrued. The lender may at its option elect to convert all or a portion of the outstanding principal balance and unpaid accrued interest into shares of the Company’s common stock at a rate of $0.004 per share. The note is secured by the equipment, fixtures, inventory, accounts receivable and intellectual property, currently existing and/or acquired during the term of the convertible note agreement. In the event that the Company was to default on this convertible note the lender may be entitled to receive penalties in cash or a significant amount of additional stock above the amounts for conversion.  If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the Company’s current shareholders. Such dilution may result in a significant decrease in the per share price of the Company’s common stock. The potential highly dilutive nature of this convertible note represents a very significant risk to the Company’s existing shareholders.

The Company entered into a convertible note agreement with a corporation.  This convertible note payable dated January 31, 2012, has a face value of $32,500, bears interest at a rate of 8.0% per annum and is due and payable on November 2, 2012. The holder of the note has the right to convert the note at any time period beginning on the date that is 180 days following the date of the note into shares of the Company’s common stock. The convertible note payable is convertible at a variable conversion price at a 42% discount to market price of the Company’s common stock of the lowest three trading prices during the ten trading day period ending on the latest day prior to the conversion date.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the variable conversion price. Any amount of principal or interest on this note which is not paid when due shall bear interest at a rate of 22% per annum. The holder of the note has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events. The note is secured and the note holder has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion.   Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the Company’s current shareholders. Such dilution may result in a significant decrease in the per share price of the Company’s common stock. The potential highly dilutive nature of this convertible note represents a very significant risk to the Company’s existing shareholders.

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

Item 9A(T). Controls and Procedures. - continued

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	50	President, Chief Executive Officer, Chairman of the Board
Charles Branscumb	42	Director

Kyle Kennedy
President, Chief Executive Officer, Chairman of the Board

In 2001, Kyle Kennedy co-founded Spartan Group Holdings, Inc., a group of companies offering security sales and trading and investment banking services. In 2003, Mr. Kennedy was also one of the founders of Island Stock Transfer, a securities transfer and processing company with whom he is still associated. Prior experience includes: August 1995 to Present – President of Kennedy and Associates, Business Consultants; March 1998 to December 1998 – Vice President Corporate Finance, Palm State Equities, Inc.; January 1999 to September 1999 – Vice President Investment Banking, 1st American Investment Banking; September 1999 to May 2000 – President and CEO, Nowtrade Corp. Mr. Kennedy is a senior financial executive, CEO, and President, with over 28 years experience in the brokerage business. He has held the following licenses: Series 3, 4, 7, 52, 63, 24 and 55. He created, built and co-managed over $400 million of assets in money management, with specific focus in equity analysis. Mr. Kennedy’s public company experience includes his position as Executive Vice President and ultimately, acting President, of a public holding company with four diverse operating entities. He performed the day to day operations of the company and management. He was directly responsible for the turnaround of this complex, diverse holding company and successfully developed and implemented a creditor workout plan, negotiating with over 100 creditors, collection agencies and attorneys.

Charles Branscum
Director

Mr. Branscum has spent most of his professional career working for Arkansas Steel Associates, LLC (“ASA”). Mr. Branscum is currently the rolling mill foreman for ASA.

Family Relationships

Charles Branscum is related to our CEO, Kyle Kennedy.

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

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/11	--	--	--	--	--	--	--	--
12/31/10
	12/31/09	--	--	--	--	--	--	--	--

(1)
The Company does not pay a salary, bonus or provide any health benefits to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2011, December 31, 2010 and December 31, 2009. Mr. Kennedy is required to travel extensively on Company business as the Company’s dive operations are on the east coast of Florida and the Company’s headquarters are located on the west coast of Florida. The Company decided that it would be less expensive for Mr. Kennedy to use his personal vehicle than to lease him a car. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company business. The Company provides Mr. Kennedy with periodic expense advances, including travel advances for estimated mileage and fuel for the use of his personal vehicle for Company business and reimburses him for various other expenses. The Company also paid $7,038 in 2011 and $3,943 in 2010 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

All compensation paid to executives who were officers of the Company as of December 31, 2011 for the periods ending December 31, 2011, 2010 and 2009 is reflected in the Officers Summary Compensation Table.

Directors Summary Compensation Table

Name and Principal Position	Period End		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/11	1	--	--	--	--	--	--	--	--
	12/31/10		--		--
	12/31/09		--	--	--	--	--	--	--	--

Pelle Ojasu (2)	12/31/11		--	--	--	--	--	--	--	--
	12/31/10		--	--	$40,000	--	--	--	--	$40,000
	12/31/09		--	--	--	--	--	--	--	--

Ralph Johnson (3)	12/31/11		--	--	--	--	--	--	--	--
	12/31/10		--	--	--	--	--	--	--	--
	12/31/09		--	--	--	--	--	--	--	--

Charles Branscum (4)	12/31/11		--	--	$40,000	--	--	--	--	$40,000
	12/31/10		--	--	--	--	--	--	--	--
	12/31/09		--	--	--	--	--	--	--	--

(1)	During the twelve month period ended December 31, 2011 and 2010 the Company did not pay any Director’s fees to Mr. Kennedy.
(2)
During the twelve month period ended December 31, 2011 the Company did not pay any Director’s fees to Mr. Ojasu. Effective as of April 19, 2011 Mr. Ojasu resigned as a Director of the Company. Subsequent to Mr. Ojasu’s resignation as a Director he entered into an advisory council agreement with the Company under which he was paid 900,000 restricted shares of the Company’s common stock. During the twelve month period ended December 3, 2010 the Company paid Mr. Ojasu a Director’s fee of 5,000,000 restricted shares of its common stock valued at $40,000.

(3)
During the twelve month period ended December 31, 2011 the Company did not pay any Director’s fees to Mr. Johnson. The Company paid Mr. Johnson fees of $49,551 and 1,000,000 restricted shares of its common stock under separate consulting agreements. Effective October 15, 2011 Mr. Johnson resigned as a Director of the Company.

(4)
During the twelve month period ended December 31, 2011 the Company paid a fee of 2,500,000 restricted shares of its common stock to Mr. Branscum, valued at $40,000, in exchange for his participation as a member of the Board of Directors.

 Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors who were directors of the Company during the twelve month period ended December 31, 2011 for the periods ending December 31, 2011, 2010 and 2009 is reflected in the Directors Summary Compensation Table.

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

Our total authorized capital stock consists of 750,000,000 shares of common stock, $0.0001 par value per share. As of April 9, 2012, there were 639,417,784 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 9, 2012.

		Percentage
		Of Common
		Shares
	Shares of Common Stock	Beneficially
Name and Address of Beneficial Owner(1)	Beneficially Owned	Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	34,700,000(3)	5.43%
Charles Branscum – Director	2,500,000	0.39%
All directors and officers as a group (2 persons)	37,200,000	5.82%
Credo Argentarius, LLC	34,700,000(3)	5.43%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.
(2)	Percentages are based on 639,417,784 shares of common stock issued and outstanding at April 9, 2012.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January of 2011, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 1,250,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $5,000.

In January 2011, the Company repaid $2,225 to a limited liability company that is owned and controlled by a person who is related to the Company’s CEO. The $2,225 that was repaid represents the total amount that was owed to the limited liability company for providing the loans. The Company has not repaid the limited liability company any interest for providing the loans.

Item 13. Certain Relationships and Related Transactions, and Director Independence. - continued

In March of 2011, a person who was a Director of the Company at that time entered into a subscription agreement to purchase 2 shares of the Company’s Series A preferred stock at a price of $3,000 per share and the Company received proceeds of $6,000.

In March of 2011, the Company partially repaid shareholder loans totaling $3,000 to a person who was Director of the Company at the time. The repayment of the stockholder loans leaves a balance of $4,800 still owed to the former Director. The Company had previously agreed to pay interest at a rate of 8% per annum on the borrowed funds; however at the time of the issuance of this report no interest has been repaid.

In April of 2011, an individual who is related to the Company’s CEO agreed to provide the Company with a loan in the amount of $1,000. The loan paid interest at an annual rate of 6% and was not secured. The principle balance of the loan plus accrued interest was due on or before May 21, 2011. The Company repaid the principle balance of $1,000 during the three month period ended June 30, 2011; however, the Company owes a late payment fee of 10% of the principal balance of the loan due to the fact that the loan was not repaid before the due date.

In April of 2011, the Company entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 2,500,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The shares were recorded as an expense of $40,000 in consulting and contractor fees in the accompanying income statement. The Company also agreed to reimburse the Director for pre approved expenses.

In April of 2011, the Company entered into an agreement with an individual to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company and the Director agreed to negotiate compensation on a year-by-year basis and no compensation was specified in the agreement.  The Company also agreed to reimburse the Director for pre approved expenses.

In June of 2011, the Company entered into a consulting agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO. Under the agreement the consultant agreed to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The term of the agreement was on a month-to-month basis. The consultant provided the services under the direction of the Company’s CEO. During the twelve month period ended December 31, 2010 the Company paid $1,000 to the consultant, which is included as an expense in consulting and contractor fees in the accompanying income statement.

In June of 2011, the Company entered into a consulting agreement with an individual who at the time of the execution of the agreement was a member of the Company’s Board of Directors. Under the terms of the Agreement, the consultant agreed to advise the Company regarding business development, mergers and acquisitions, business strategy and the analysis of the treasure industry and developing, studying, and evaluating acquisition proposals, preparing reports and studies when advisable under the direction of the Company’s CEO. Under the terms of the agreement, the Company agreed to pay the consultant $7,500 for three months, subject to availability of funds. The Company also agreed to pay the consultant a total of 1,000,000 shares of its restricted common stock. The shares issued to the consultant are subject to the following vesting schedule: 200,000 shares vest in July 2011, 200,000 shares vest in August 2011, 200,000 shares vest in September 2011, 200,000 shares vest in October 2011, and 200,000 shares vest in November 2011.  As of December 31, 2011 the 1,000,000 restricted shares had not been issued and these shares were included as a liability in the accounts payable and accrued liabilities section in the accompanying balance sheet.

In July of 2011, a convertible note holder who is related to the Company’s CEO elected to convert the note dated December 16, 2009 with a face value of $9,000 into 1,9089,00 shares of the Company’s common stock at a price of $0.005 per share.

In August of 2011, a promissory note holder who is related to the Company’s CEO elected to amend his promissory note to make the note convertible into shares of the Company’s common stock and to convert the note dated July 6, 2011 with a face value of $5,000 into 1,010,988 shares of the Company’s common stock at a price of $0.005 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence. - continued

In August 2011, a convertible note holder who is a former Director of the Company elected to convert shareholder loans that were provided to the Company in 2009 with a remaining principal balance of $4,800 into 1,200,000 shares of the Company’s common stock at a price of $0.004 per share. The Company did not pay any interest to the former Director for providing these loans.

In September of 2011, two individuals who are related to the Company’s CEO purchased 600,000 shares of the Company’s common stock at a price of $0.005 per share for total proceeds of $3,000.

In September of 2011, the Company entered into an agreement with an individual who had previously been a member of the Company’s Board of Directors to join the Company’s advisory council. Under the advisory council agreement, the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 900,000 shares of the Company’s common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  The shares were recorded as an expense of $9,000 in consulting and contractor fees in the accompanying income statement. If the advisory council agreements is terminated prior to the expiration of the one year terms, then the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for pre approved expenses.

In November 2011, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 2,500,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $10,000.

The Company paid $3,243 to a limited liability company for stock transfer agency services. The limited liability company is owned and controlled by a person who is related to the Company’s CEO and a former Director of the Company owns a minority, non-controlling interest in the limited liability company. Additionally, the Company entered into a consulting agreement in April of 2011with the limited liability Under the terms of the agreement, the consultant agreed to assist and advise the Company regarding the annual shareholder meeting and proxy administration including analyzing the Company’s bylaws to ensure compliance with corporate bylaws and state and federal regulations, organize the shareholder meeting, mail the notice of shareholder meeting, proxy card and financial statements to shareholders,  tabulate shareholder votes and meeting attendance, author a script and assign appropriate roles, provide certified shareholder lists, attend and participate in the meeting, provide certified voting results and assist with shareholder services. Under the terms of the Agreement the Company agreed to pay the consultant $5,000 and issue to the consultant 1,000,000 shares of its restricted common stock as consideration for the services.  The shares were recorded as an expense of $9,000 in consulting and contractor fees in the accompanying income statement. At December 31, 2011, the Company owed the limited liability company $13,803 for transfer agency services rendered and for additional services rendered to assist the Company with its proxy statement and related shareholder meeting and vote. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

During the twelve month period ended December 31, 2011, the Company had an ongoing consulting agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month for providing various administrative, clerical, office management and consulting services. The Company agreed to pay the related party consultant additional compensation in the form of cash and/or stock based on extra time and effort spent rendering services to the Company. The agreement is verbal and may be terminated by the Company or the consultant at any time. In October 2011 the Company issued 2,750,000 shares of its restricted common stock to person who is a related party to its CEO. The shares were issued to show appreciation for the person’s willingness to provide spend extra time rendering services to the Company and as an incentive and an inducement to continue to provide services to the Company. The shares were recorded as an expense of $40,125 in consulting and contractor fees in the accompanying income statement. All fees paid to the related party consultant during the twelve month period ended December 31, 2011 are included as an expense in consulting and contractor fees in the accompanying income statement. At December 31, 2011, the Company owed the consultant $1,500 for services rendered. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company reimbursed a person related to its CEO $262 for expenses related to the purchase of a boat part for the Company’s salvage vessel.

At December 31, 2011 the following promissory notes and shareholder loans were outstanding to related parties:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence. - continued

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

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2011 and 2010, the Company paid $21,750 and $26,000 respectively, in fees for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2011 and 2010, the Company paid $0 and $0 respectively, in fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2011 and 2010.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Consulting Agreement by and between Frank Heidel and Seafarer Exploration Corp. dated January 18, 2011. Filed with this Form 10-K.

10.3	Consulting Agreement by and between Lenny H. Kohl and Seafarer Exploration Corp. dated January 18, 2011. Filed with this Form 10-K.

10.4	Consulting Agreement by and between Ralph Johnson and Seafarer Exploration Corp. dated January 19, 2011. Filed with this Form 10-K

10.5	Consulting Agreement by and between John Willard and Seafarer Exploration Corp. dated January 27, 2011. Filed with this Form 10-K.

10.6	Treasure Exploration Funding Agreement by and between Ridgley-Johnson-Sharpe, L.P. and Church Hollow, LLC dated April 2, 2011. Filed with this Form 10-K.

10.7	Consulting Agreement by and between Glenn E. Ridgley and Seafarer Exploration Corp. dated April 2, 2011. Filed with this Form 10-K.

10.8	Consulting Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated April 16, 2011. Filed with this Form 10-K.

10.9	Consulting Agreement by and Red Letter Studios, Inc. and Seafarer Exploration Corp. dated April 18, 2011. Filed with this Form 10-K.

10.10	Board of Directors Letter Agreement by and between Charles Branscum and Seafarer Exploration Corp. dated April 19, 2011. Filed with this Form 10-K.

10.11	Board of Directors Letter Agreement by and between Ralph Johnson and Seafarer Exploration Corp. dated April 19, 2011. Filed with this Form 10-K.

Item 15. Exhibits - continued

10.12	Consulting Agreement by and between Reward Treasure Divers, LLC and Seafarer Exploration Corp. dated June 10, 2011. Filed with this Form 10-K.

10.13	Consulting Agreement by and between Ralph Johnson and Seafarer Exploration Corp. dated June 20, 2011. Filed with this Form 10-K

10.14	Consulting Agreement by and between Reward Treasure Divers, LLC and Seafarer Exploration Corp. dated August 17, 2011. Filed with this Form 10-K.

10.15	Consulting Agreement by and between Joseph Albert and Seafarer Exploration Corp. dated August 23, 2011. Filed with this Form 10-K.

10.16	Letter Agreement by and between Joseph Albert and Seafarer Exploration Corp. dated August 23, 2011. Filed with this Form 10-K.

10.17	Consulting Agreement by and between Worldwide Financial Marketing, Inc. and Seafarer Exploration Corp. dated August 25, 2011. Filed with this Form 10-K.

10.18	Advisory Council Agreement by and between Daniel Meisenheimer and Seafarer Exploration Corp. dated September 22, 2011. Filed with this Form 10-K.

10.19	Advisory Council Agreement by and between Pelle Ojasu and Seafarer Exploration Corp. dated September 22, 2011. Filed with this Form 10-K.

10.20	Advisory Council Agreement by and between Lenny Kohl and Seafarer Exploration Corp. dated September 22, 2011. Filed with this Form 10-K.

10.21
Convertible Promissory Note issued by Seafarer Exploration Corp. to Asher Enterprises, Inc. and Securities Purchase Agreement between Asher Enterprises, Inc. and Seafarer Exploration Corp. dated as of October 6, 2011. Filed with this Form 10-K.

10.22	Consulting Agreement by and between Blulife, Inc. and Seafarer Exploration Corp. dated November 23, 2011. Filed with this Form 10-K.

10.23	Consulting Agreement by and between Steve Rupert and Seafarer Exploration Corp. dated December 12, 2011. Filed with this Form 10-K.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 10, 2012	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 10, 2012	By:	/s/ Charles Branscum
Charles Branscum, Director