Form 10-Q
period 2012-03-31
SEAFARER EXPLORATION CORP
filed 2012-05-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes     ☐  No     ☑

As of May 11, 2012, there were 653,180,645 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2012

Part 1: Financial Information

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$16,816	$8,838
Notes receivable, net of allowance for doubtful accounts	--	--
Prepaid expenses	27,752	57,728
Advances to shareholder	3,253	2,252
Deposits and other receivables	1,183	1,183
Total current assets	49,004	70,001

Property and equipment – net	181,461	189,586
Investments	13,100	1,100
Total Assets	$243,565	$260,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$131,086	$133,827
Convertible notes payable	42,500	35,000
Convertible notes payable related parties	50,000	--
Convertible notes payable, in default	114,300	114,300
Convertible notes payable, in default – related parties	16,000	16,000
Convertible note payable, at fair value	123,387	119,557
Notes payable – related parties	5,000	5,000
Notes payable, in default	45,000	45,000
Notes payable in default related parties	7,500	7,500
Total current liabilities	534,773	476,184

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	--	--
Common stock, $0.0001 par value – 500,000,000 shares authorized; 624,642,995 and 606,642,995 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	62,465	60,664
Additional paid-in capital	4,702,046	4,615,946
Deficit accumulated during the development stage	(5,055,719)	(4,892,108)
Total stockholders’ deficit	(291,208)	(215,498)
Total Liabilities and Stockholders’ Deficit	$243,565	$260,686

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	111,172	94,787
Professional fees	14,500	17,624
Depreciation	8,125	8,125
General and administrative expenses	12,530	7,274
Vessel expenses	22,540	6,655
Travel and entertainment	12,661	5,105
Rent expense	3,796	3,742
Total operating expenses	185,324	143,312
Loss from operations	(185,324)	(143,312)
Other income (expense):
Interest expense	(11,437)	(14,029)
Interest income	33,150	34,288
Loss on extinguishment of debt	--	--
Total other income (expense)	21,713	20,259

Net loss	$(163,611)	$(123,053)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	613,383,473	454,027,902

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

February 15,
2007
(Inception) to
March 31,
2012
Revenue	$-

Expenses:
Consulting and contractor expenses	2,906,889
Vessel expenses	300,507
Professional fees	421,166
Travel and entertainment	181,958
General and administrative expenses	305,578
Rent expense	108,389
Depreciation	143,540
Other operating expenses	13,187
Total operating expenses	4,381,214
Loss from operations	(4,381,214)
Other income (expense)
Interest expense	(393,324)
Interest income	83,735
Loss on extinguishment of debt	(343,916)
Loss on impairment	(21,000)
Total other income (expense)	(674,505)

Net loss	$(5,055,719)

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Three months ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,611)	$(123,053)	$(5,055,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,125	8,125	143,540
Allowance for uncollectible notes receivable	--	--	38,867
Amortization of deferred finance costs	--	1,250	33,492
Interest (income) expense on fair value adjustment on convertible notes payable	(28,670)	(32,290)	219,259
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of debt	--	--	343,916
Loss on impairment	--	--	21,000
Stock issued for services	7,901	19,751	1,715,871
Stock issued to satisfy legal services	--	--	40,557
Stock issued for financing fees	--	--	3,500
Changes in operating assets and liabilities:
Prepaid expenses	29,975	--	(13,885)
Advances to shareholders	(1,001)		(1,001)
Deposits and other receivables	--	--	(23,346)
Accounts payable and accrued liabilities	(2,741)	889	241,925
Net cash used in operating activities	(150,022)	(125,328)	(2,283,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from notes receivable	--	--	--
Issuance of notes receivable	--	--	(25,000)
Purchase of investment in LLC	(12,000)	--	(34,100)
Acquisition of equipment	--	--	(325,000)
Net cash used in investing activities	(12,000)	--	(384,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	80,000	138,670	1,869,144
Proceeds from the issuance of convertible notes, related parties	50,000	--	56,000
Proceeds from the issuance of convertible notes, non related parties	40,000	20,000	553,300
Proceeds from the issuance of notes payable	--	20,000	276,500
Proceeds from the issuance of notes payable – related parties	--	--	6,000
Payments on convertible notes payable	--	(25,000)	(25,000)
Payments on notes payable	--	--	(55,000)
Payments on notes payable – related parties	--	--	(1,000)
Proceeds from loans from stockholders	--	--	35,925
Payments on loans from stockholders	--	(5,225)	(31,225)
Net cash provided by financing activities	170,000	148,445	2,684,644

NET INCREASE IN CASH	7,978	23,117	16,816
CASH, BEGINNING OF PERIOD	8,838	3,071	--
CASH, END OF PERIOD	$16,816	$26,188	$16,816

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Convertible debt converted to common stock including accrued interest	$--	$32,766	$978,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2011, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $5,055,719 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2012. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2012 and 2011.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and December 31,  2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended March 31, 2012 and 2011. During the period from inception to March 31, 2012, the Company has incurred $21,000 in impairment charges related to its investment in Church Hollow, LLC.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2012, the Company has not implemented an employee stock based compensation plan.

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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of March 31, 2012 and 2011, none of the Company’s convertible notes payable included a beneficial conversion feature.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through May 11, 2012, the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Net loss attributable to common stockholders	$(163,611)	$(123,053)

Weighted average shares outstanding:
Basic and diluted	613,383,473	454,027,902

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

Through March 31, 2012 the Company has issued a total of seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of March 31, 2012, no shares of preferred stock had been converted into shares of the Company’s common stock.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:
	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2012 and December 31, 2011, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $5,055,719 and $4,892,108 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2012 and December 31, 2011.

NOTE 7 - LEASE OBLIGATION

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was ultimately superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of March 31, 2012 and December 31, 2011:

Issue Date	Maturity Date	March 31, 2012	December 31, 2011	Interest Rate	Conversion Rate
Convertible notes payable:
November 9, 2011 December 31, 2012		35,000	35,000	6.00%	0.004
February 17, 2012 February 17, 2013		7,500	--	6.00%	0.004
		42,500	35,000

Convertible notes payable -related party:

January 18, 2012	July 18, 2012	$50,000	$--	8.00%	$0.004

Convertible notes payable, in default :
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
		114,300	114,300

Convertible notes payable – related parties, in default:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
		16,000	16,000

		$222,800	$165,300

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q and were ready for issue.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable as of March 31, 2012 and December 31, 2011:

Issue Date	Maturity Date	March 31, 2012	December 31, 2011	Interest Rate
Notes payable – related parties, in default:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable :
February 24, 2010	February 24, 2011	$5,000	$5,000	6.00%

Notes payable, in default:
February 22, 2010	August 22, 2010	20,000	20,000	7.00%
February 23, 2011	March 23, 2011	25,000	25,000	6.00%
		45,000	45,000

		$57,500	$57,500

At March 31, 2012 and December 31, 2011, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $21,261 and $11,769, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

Convertible Notes Payable and Notes Payable, in Default

At March 31, 2012, the Company had convertible notes payable, convertible notes payable at fair value and notes  with a face value of $469,987 of which $182,800 were in default.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE

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

At March 31, 2012 and December 31, 2011 the convertible note payable, at fair value, was recorded at $86,407 and $119,557, respectively.

Convertible Note Payable Dated January 31, 2012 at Fair Value

On January 31, 2012 the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $32,500, bears interest at 8.0% per annum and is due on November 2, 2012.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

In connection with the issuance of the convertible note payable on January 31, 2012, the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At March 31, 2012 the convertible note payable, at fair value, was recorded at $36,980.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended March 31, 2012 and 2011:

	For the quarter ended	For the quarter ended
	March 31,	March 31,
	2012	2011
Interest expense recorded upon issuance of the convertible note payable	$(16,462)	$--
Interest recapture on fair value re-measurement of the convertible note payable	45,132	34,288
	$28,670	$34,288

NOTE 10 – MATERIAL AGREEMENT

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENT - continued

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

Other Agreements

On March 2, 2012, the Company entered into an agreement to become a limited partner in limited partnership joint venture. Under the terms of the agreement the Company agreed to pay $12,000 to the limited partnership in exchange for 16% of the net income received by the general partner. A division committee made up of the limited partners will be appointed to devise an equitable method and time schedule for the division and distribution of any treasure items. The Company agreed to abide by the decision of the division committee.  The agreement expires on June 1, 2012.

NOTE 11 – DIVISON OF ARTIFACTS AND TREASURE

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company had previously been in settlement discussions with the plaintiffs however on September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company’s legal counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s (the “Lead Plaintiff”) was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Lead Plaintiff was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by the Lead Plaintiff were exchanged for 34,700,000 shares of the public company with all such share rights being held by the Lead Plaintiff. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, the Lead Plaintiff was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by the Lead Plaintiff would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, the Lead Plaintiff instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that the Lead Plaintiff then instructed the transfer agent to instead issue the shares to a private corporation (the “private corporation”), informing the transfer agent that he (the Lead Plaintiff) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 the Lead Plaintiff instructed the transfer agent to issue the shares to the private corporation, as a third party straw man entity. Then on or about October 13, 2008, the Lead Plaintiff, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from the private corporation, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, the Lead Plaintiff immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances. The Lead Plaintiff made the distribution of such shares on that same date as the purchase from the private corporation, and actually had the private corporation “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. As of the filing of this Form 10-Q such matter has not gone to hearing on the Plaintiff’s motion for summary judgment.

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

NOTE 12 – LEGAL PROCEEDINGS - continued

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2012:

In January of 2012 two individuals who are related to the Company’s CEO entered into a subscription agreement to purchase 1,250,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $5,000.

In January of 2012 the Company entered into a convertible loan agreement in the amount of $50,000 with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest are due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

The Company had an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month for providing various administrative, clerical, office management and consulting services. The Company also agreed to pay the related party consultant additional cash and/or stock based compensation at its discretion based on additional time that the consultant spent rendering services. The agreement is verbal and may be terminated by the Company or the consultant at any time. In January 2012, the Company issued 1,000,000 shares of its restricted common stock to the related party consultant. The shares were recorded as an expense of $7,900 in consulting and contractor fees in the accompanying income statement. All fees paid to the related party consultant during the three month period ended March 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement. At March 31, 2012 the Company owed the consultant $2,000 for past services rendered. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company paid a limited liability company that is controlled by a person who is related to the Company’s CEO a total of $6,000 to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant provided the services under the direction of the Company’s CEO. All fees paid to the related party consultant during the three month period ended March 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2012, the Company owed the limited liability company $22,114 for transfer agency services rendered, legal fees and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS - continued

At March 31, 2012 the following promissory notes and shareholder loans were outstanding to related parties:

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

NOTE 14 – SUBSEQUENT EVENTS

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

Plan of Operation

During the periods ended March 31, 2012 and March 31, 2011, the Company has taken the following steps to implement its business plan:

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

Both a lack of financing and maintenance and repair issues for the Company’s main salvage vessel may hamper the Company’s ability to continuously work the site year round in 2012. It is possible that in the future the Company will only be able to sporadically explore and salvage the Juno Beach site due to both the need to make repairs to its main salvage vessel and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At March 31, 2012, the Company had a working capital deficit of $552,069. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2012.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through March 31, 2012 are $4,381,214. Since inception, we have incurred $2,906,889 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $300,507 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $421,166 in professional fees related to legal, auditing and accounting services.

The Company’s net loss for the three month period ended March 31, 2012 was $163,611 as compared to a net loss of $123,053 during the three month period ended March 31, 2011. The increase in the net loss for the three month period ended March 31, 2012 was primarily attributable to an increase in consulting and contractor expenses as well as vessel expenses. During the three month period ended March 31, 2012 consulting and contractor fees were $111,172 as compared to $94,787 during the three month period ended March 31, 2011. The 17% increase in consulting and contractor fees in 2012 was largely a result of an increase in fees paid for administrative and operating consulting expenses and a fee paid under a joint venture agreement. During the three month period ended March 31, 2012, the Company incurred vessel related expenses of $22,540 versus $6,655 during the three month period ended March 31, 2011. The 239% increase in vessel expenses in 2012 was due to repairs and maintenance work done on the Company’s primary salvage vessel and a continued lull in the Company’s operations due to permitting issues in 2011 that reduced the need for repairs and maintenance. The General and administrative expenses for the period ended March 31, 2012 was $12,530 compared to $7,274 for the period ended March 31, 2011. This 72% increase was mainly due to an increase in corporate communications and administrative expenses. During the three month period ended March 31, 2012 professional fees were $14,500 as compared to $17,624 during the three month period ended March 31, 2011. The approximate 18% decrease in professional fees in 2012 was largely attributable to fewer fees paid to attorneys due to fewer associated costs pertaining to legal issues. The Company incurred travel and entertainment expenses of $12,661 during the three month period ended March 31, 2012 as compared to $5,105 during the three month period ended March 31, 2011. The 148% increase in travel and entertainment is due to increased activity by management and consultants preparing for the 2012 salvage season. The Company has however continued to monitor travel and entertainment expenses closely as a part of the Company’s efforts to control expenses.

Liquidity and Capital Resources

At March 31, 2012, we had cash in the bank of $16,816.   During the period ended March 31, 2012, and the period from inception to March 31, 2012, we incurred net losses of $163,611 and $5,055,719, respectively. At March 31, 2012, we had $49,004 in current assets and $534,773 in current liabilities, leaving us a working capital deficit of $485,769.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three month period ended March 31, 2012. This working capital deficit, which was $485,769 at March 31, 2012, indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. The Company’s main salvage vessel required numerous repairs and maintenance in 2011. In the spring of 2012 the salvage vessel has been put in dry dock in order for maintenance to be performed and for additional repairs to be made so as to prepare the vessel for the 2012 summer dive season. These maintenance and repairs are expensive and a drain on the Company’s cash.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $185,325 for the three month period ended March 31, 2012 and $1,106,466 for the twelve month period ended December 31, 2011. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Part II. Other Information

Item 1. Legal Proceedings

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. The Company had previously been in settlement discussions with the plaintiffs however on September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company’s legal counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s (the “Lead Plaintiff”) was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Lead Plaintiff was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by the Lead Plaintiff were exchanged for 34,700,000 shares of the public company with all such share rights being held by the Lead Plaintiff. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, the Lead Plaintiff was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by the Lead Plaintiff would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, the Lead Plaintiff instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that the Lead Plaintiff then instructed the transfer agent to instead issue the shares to a private corporation (the “private corporation”), informing the transfer agent that he (the Lead Plaintiff) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 the Lead Plaintiff instructed the transfer agent to issue the shares to the private corporation, as a third party straw man entity. Then on or about October 13, 2008, the Lead Plaintiff, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from the private corporation, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, the Lead Plaintiff immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances. The Lead Plaintiff made the distribution of such shares on that same date as the purchase from the private corporation, and actually had the private corporation “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. As of the filing of this Form 10-Q such matter has not gone to hearing on the Plaintiff’s motion for summary judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2012, the Company issued 1,000,000 restricted common shares to a consultant for various consulting services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2012, the Company sold 19,775,000 shares of its restricted common stock and received proceeds of $92,000. The proceeds were used for general corporate purposes and working capital.

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

Seafarer Exploration Corp.

Date: May 15, 2012	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 15, 2012	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director