Form 10-Q
period 2012-06-30
SEAFARER EXPLORATION CORP
filed 2012-08-20
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number 000-29461

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Florida	90-0473054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   ☐ No  ☑

As of August 13, 2012, there were 695,151,563 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2012

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$--	$8,838
Prepaid Expenses	17,325	57,728
Advances to shareholders	3,252	2,252
Deposits and other receivables	1,183	1,183
Total current assets	21,760	70,001

Property and equipment – net	173,336	189,585
Investments	22,900	1,100
Total assets	$217,996	$260,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$121,678	$133,827
Convertible notes payable	62,500	35,000
Convertible notes payable – related parties	50,000	--
Convertible notes payable, in default	114,300	114,300
Convertible notes payable, in default – related parties	16,000	16,000
Convertible note payable, at fair value	105,871	119,557
Notes payable	--	5,000
Notes payable, in default	30,000	45,000
Notes payable in default – related parties	7,500	7,500
Total current liabilities	507,849	476,184

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 shares issued and outstanding at June 30, 2012 and December 31, 2011	--	--
Common stock, $0.0001 par value – 750,000,000 shares authorized; 677,621,662 and 606,642,995 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	67,762	60,664
Additional paid-in capital	4,998,144	4,615,946
Deficit accumulated during the development stage	(5,355,759)	(4,892,108)
Total stockholders’ deficit	(289,853)	(215,498)
Total liabilities and stockholders’ deficit	$217,996	$260,686

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended
	June 30,
	2012	2011
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	228,233	295,020
Professional fees	47,327	44,013
Depreciation	16,249	16,249
General and administrative expenses	14,289	66,615
Vessel expenses	67,871	27,876
Travel and entertainment	26,457	8,982
Rent expense	6,962	8,871
Total operating expenses	407,388	467,626
Loss from operations	(407,388)	(467,626)
Other income (expense):
Interest expense	(58,015)	(33,766)
Interest income	33,150	34,288
Loss on extinguishment of debt	(31,398)	--
Loss on impairment	--	(21,000)
Total other income (expense)	(56,263)	(20,478)

Net loss	$(463,651)	$(488,104)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	637,381,387	487,202,365

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2012	2011
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	117,061	200,233
Professional fees	32,827	35,888
Depreciation	8,124	12,507
General and administrative expenses	1,759	59,960
Vessel expenses	45,331	10,252
Travel and entertainment	13,796	1,708
Rent expense	3,166	3,766
Total operating expenses	222,064	324,314
Loss from operations	(222,064)	(324,314)
Other income (expense):
Interest expense	(46,578)	(19,737)
Interest income	--	--
Loss on extinguishment of debt	(31,398)	--
Loss on impairment	--	(21,000)
Total other income (expense)	(77,976)	(40,737)

Net loss	$(300,040)	$(365,051)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	656,319,856	483,582,796

See notes to condensed financial statements.

 SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

February 15,
2007
(Inception) to
June 30,
2012
Revenue	$-

Expenses:
Consulting and contractor expenses	3,023,950
Professional fees	453,993
Depreciation	151,664
General and administrative expenses	307,337
Vessel expenses	345,838
Travel and entertainment	195,753
Rent expense	111,555
Other operating expenses	13,187
Total operating expenses	4,603,277
Loss from operations	(4,603,277)
Other income (expense):
Interest expense	(439,902)
Interest income	83,735
Loss on extinguishment of debt	(375,314)
Loss on impairment	(21,000)
Total other income (expense)	(752,481)

Net loss	$(5,355,758)

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			February 15,
			2007
	Six months ended		(Inception) to
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(463,651)	$(488,104)	$(5,355,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,249	16,249	151,665
Allowance for uncollectible notes receivable	--	13,867	38,867
Amortization of deferred finance costs	40,402	1,252	73,894
Interest (income) expense on fair value adjustment on convertible notes payable	7,721	(18,279)	255,650
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of related party debt	31,398	--	375,314
Loss on impairment		21,000	21,000
Stock issued for services	76,885	72,651	1,825,412
Stock issued for financing fees			3,500
Changes in operating assets and liabilities:
Prepaid expenses	--	--	(43,863)
Deposits and other receivables	--	(44,084)	(23,345)
Accounts payable and accrued liabilities	12,658	127,910	257,325
Net cash used in operating activities	(278,338)	(297,538)	(2,412,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from notes receivable	--	--	(25,000)
Purchase of securities	(12,000)	(22,100)	(34,100)
Acquisition of equipment	--	--	(325,000)
Net cash provided by (used in) investing activities	(12,000)	(22,100)	(384,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	139,000	178,670	1,928,144
Proceeds from the issuance of convertible notes, related parties	50,000	--	56,000
Proceeds from the issuance of convertible notes, non related parties	72,500	20,000	585,800
Proceeds from the issuance of notes payable	30,000	155,000	306,500
Proceeds from the issuance of notes payable, related parties	--	5,000	6,000
Payments on convertible notes payable	--	(25,000)	(25,000)
Payments on notes payable	(10,000)	--	(65,000)
Payments on notes payable - related parties		--	(1,000)
Proceeds from loans from stockholders	--	--	35,925
Payments on loans from stockholders		(5,225)	(31,225)
Net cash provided by financing activities	281,500	328,445	2,796,144

NET INCREASE IN CASH	(8,838)	9,907	--
CASH, BEGINNING OF PERIOD	8,838	3,071	--
CASH, END OF PERIOD	$--	$12,978	$--

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued for loan financing fees	$1,500	$5,000	$7,750
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Convertible debt converted to common stock including accrued interest	$91,259	$182,212	$1,069,521
Common stock issued to satisfy debt	$70,851	$--	$70,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2011, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $5,355,758 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 20, 2012. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2012 and 2011.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The impairment charges recorded during the periods ended June 30, 2012 and 2011 was $0 and $21,000, respectively. During the period from inception to June 30, 2012, the Company has incurred $21,000 in impairment charges related to its investment in Church Hollow, LLC.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2012, the Company has not implemented an employee stock based compensation plan.

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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of June 30, 2012 and 2011, none of the Company’s convertible notes payable included a beneficial conversion feature.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through August 14, 2012, the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended June 30, 2012 and 2011 are as follows:

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011
Net loss attributable to common stockholders	$(300,040)	$(365,051)

Weighted average shares outstanding:
Basic and diluted	656,319,856	483,582,796

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - LOSS PER SHARE - continued

Components of loss per share for the six months ended June 30, 2012 and 2011 are as follows:

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Net loss attributable to common stockholders	$(463,651)	$(488,104)

Weighted average shares outstanding:
Basic and diluted	637,381,387	478,202,365

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

On March 30, 2011, the Company designated 50,000 shares, par value $0.0001 per share as Series A Preferred Stock (“Series A Preferred”). The Series A Preferred has a liquidation preference of $1. The holders have no voting rights and are entitled to receive dividends if and when declared by the board. Additionally, the Series A Preferred does not have a term or a maturity date; it is a perpetual financial instrument. The Company analyzed the instrument under EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement 133 (FASB Codification ASC 815) to determine if the host preferred stock is more akin to an equity instrument or a debt instrument in terms of their economic characteristics and risks. The Company concluded that the Series A Preferred is more akin to an equity instrument. The Company further analyzed the instrument under EITF D-98 Classification and Measurement of Redeemable Securities (FASB Codification ASC 480-10) and concluded that because the instrument is not redeemable for cash, it does not require classification in the mezzanine section of the financial statements.

Through June 30, 2012, the Company has issued a total of seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of June 30, 2012, no shares of preferred stock had been converted into shares of the Company’s common stock.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended June 30, 2012	For the Year Ended December 31, 2011
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2012 and December 31, 2011, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $5,355,758 and $4,892,108 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2012 and December 31, 2011.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - LEASE OBLIGATION

Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The original term of the lease agreement commenced on October 1, 2008 and expired on March 31, 2010. The Company executed a third amendment to the original lease effective retroactive to June 1, 2012. Under the amended lease agreement, the base rental rate, including taxes, is $1,166 per month, plus additional monthly charges for services used by the Company. Under the third amendment to the original lease, the lease term was extended to June 30, 2013.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was ultimately superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of June 30, 2012 and December 31, 2011:

Issue Date	Maturity Date	June 30, 2012	December 31, 2011	Interest Rate	Conversion Rate
Convertible notes payable:
November 9, 2011	December 31, 2012	$35,000	$35,000	6.00%	0.004
February 17, 2012	February 17, 2013	7,500	--	6.00%	0.004
April 5, 2012	April 5, 2013	20,000	--	6.00%	0.005
		62,500	35,000

Convertible notes payable -related party:

January 18, 2012	July 18, 2012	50,000	--	8.00%	$0.004

Convertible notes payable, in default :
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
		114,300	114,300

Convertible notes payable – related parties, in default:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
		16,000	16,000

		$242,800	$165,300

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q and were ready for issue.

Notes Payable

The following table reflects the notes payable as of June 30, 2012 and December 31, 2011:
Issue Date	Maturity Date	June 30, 2012	December 31, 2011	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable :
April 27, 2011	April 27, 2012	--	5,000	6.00%

Notes payable, in default:
February 23, 2011	March 23, 2011	--	20,000	7.00%
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	August 23, 2011	5,000	--	6.00%
		30,000	45,000

		$37,500	$57,500

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

The Company entered into a loan agreement with a shareholder under which the shareholder agreed to provide the Company with an emergency short term loan in the amount of $10,000. The shareholder agreed to provide the loan to the Company with at 0% rate of interest and the Company agreed to pay the shareholder 300,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The Company repaid the entire loan balance prior June 30, 2012.

At June 30, 2012 and December 31, 2011, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $26,862 and $11,769, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

Convertible Notes Payable and Notes Payable, in Default

At June 30, 2012, the Company had convertible notes payable, convertible notes payable at fair value and notes payable with a face value of $386,171, of which $167,800 were in default.

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

The holder of this convertible note has the right to convert the balance of the note into shares of the Company’s common stock at a substantial discount to the current market price of the shares. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant drop in the market price of the Company’s shares.

Additionally, the holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of that any of these events were to occur then the lender would be entitled to receive significant amounts of additional shares of the Company’s stock above the amounts for conversion and such occurrence would be highly dilutive to the Company’s shareholders.

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

During the six months ended June 30, 2012, the holder converted the note in full into 15,524,573 shares of the Company’s common stock. At December 31, 2011, the convertible note payable, at fair value, was recorded at $119,557.

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

The holder of this convertible note has the right to convert the balance of the note into shares of the Company’s common stock at a substantial discount to the current market price of the shares. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant drop in the market price of the Company’s shares.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

Additionally, the holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of that any of these events were to occur then the lender would be entitled to receive significant amounts of additional shares of the Company’s stock above the amounts for conversion and such occurrence would be highly dilutive to the Company’s shareholders.

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

At June 30, 2012, the convertible note payable, at fair value, was recorded at $52,601.

Convertible Note Payable Dated May 7, 2012 at Fair Value

On May 7, 2012 the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $32,500, bears interest at 8.0% per annum and is due on February 11, 2013.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

In connection with the issuance of the convertible note payable on May 7, 2012 the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The holder of this convertible note has the right to convert the balance of the note into shares of the Company’s common stock at a substantial discount to the current market price of the shares. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant drop in the market price of the Company’s shares.

Additionally, the holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of that any of these events were to occur then the lender would be entitled to receive significant amounts of additional shares of the Company’s stock above the amounts for conversion and such occurrence would be highly dilutive to the Company’s shareholders.

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

At June 30, 2012, the convertible note payable, at fair value, was recorded at $53,270.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the six months ended June 30, 2012 and 2011:

	For the Six Months	For the Six Months
	June 30,	June 30,
	2012	2011
Interest expense recorded upon issuance of the convertible note payable	$(237,687)	$--
Interest recapture on fair value re-measurement of the convertible note payable	283,873	20,277
	$46,186	$20,277

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended June 30, 2012 and 2011:

	For the Three Months	For the Three Months
	June 30,	June 30,
	2012	2011
Interest expense recorded upon issuance of the convertible note payable	$(221,215)	$--
Interest recapture on fair value re-measurement of the convertible note payable	271,241	(14,011)
	$50,026	$(14,011)

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

The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over certain artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and it has threatened to take legal action against the Company.

Other Agreements

The Company has an agreement with an individual related to the exploration and recovery of purported archeological items and treasure believed to be located in Missouri. The individual has conducted research as to the theoretical existence of purported artifacts and treasure believed to be located somewhere in Missouri and the Company has provided funding to the individual in order to help fund the exploration and excavation of two separate dig sites. The Company provided a total of $21,000 of funding to the individual in 2011 through its Church Hollow, LLC subsidiary, which was specifically created to partner with a limited partnership controlled by the individual, for the Company to receive a percentage of any artifacts and/or treasure located at the first dig site. The Company also entered into a separate consulting agreement with the individual for 1,000,000 restricted shares of its common stock. No artifacts or treasure were located at the first dig site in 2011 and it was decided that this dig site was not the correct location. In 2012, the Company has provided an additional $12,000 in funding and 1,000,000 restricted shares of its common stock to the individual as its investment in a limited partnership joint venture controlled by the individual related to a second dig site in exchange for the Company receiving 16% of any treasure or artifacts located at the second dig site. No artifacts or treasure have been located at the second dig site. By virtue of the funding and consulting advice that the Company has provided to the individual, the Company believes that it has an ongoing minimum 3% interest in any artifacts or treasure located using the research at any dig site in Missouri related to this project.

In April of 2012, the Company entered into an agreement with an individual to provide general consulting and Spanish translation services under the direction of the Company’s CEO. The term of the agreement is ongoing and in the Company issued 100,000 shares of its restricted common stock value to the consultant as consideration for the services. The 100,000 shares are included as an expense in the amount of $1,000 in consulting and contractor fees the accompanying income statement.

In May of 2012, the Company entered into a loan agreement with a shareholder under which the shareholder agreed to provide the Company with an emergency short term loan in the amount of $10,000. The shareholder agreed to provide the loan to the Company with at 0% rate of interest and the Company agreed to pay the shareholder 300,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan and the issuance is included as an interest expense in the amount of $1,500 was in the accompanying income statement. The Company repaid the entire loan balance prior to June 30, 2012.

In May of 2012, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 3,000,000 restricted shares of its common stock at  the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. As of June 30, 2012, the Company had issued the related party Director 3,000,000 shares of its restricted common stock pursuant to the agreement. The 3,000,000 shares are included as an expense in the amount of $18,900 in consulting and contractor fees the accompanying income statement.

In June of 2012, the Company agreed to pay $1,500 for legal services related to the filing of schedules of share ownership for a related party shareholder. Legal counsel agreed to accept 300,000 shares of the Company’s restricted common stock for the payment for the legal services rendered. The Company issued 300,000 restricted common shares which are included as an expense in legal fees in the accompanying income statement.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $2,400 per month to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended June 20, 2012 the Company paid the related party consultant fees of $5,600. All fees paid to the related party consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the six month period ended June 30, 2012. At June 30, 2012, the Company owed the limited liability company $1,600 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – MATERIAL AGREEMENT - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month period ended June 30, 2012 the Company paid the related party transfer agency fees of $2,000. All fees paid to the related party consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the six month period ended June 30, 2012. At June 30, 2012, the Company owed the related party limited liability company $2,661 for transfer agency services rendered, legal fees incurred and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. In May 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $19,260 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company of which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 6,641,583 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency less than $19,260 from the sale of the stock, then they are entitled to receive up to an additional 4,000,000 shares of common stock or a cash payment until the balance is paid in full.

The Company has an ongoing consulting agreement to pay a limited liability company owned by its former Chief Financial Officer a minimum of $5,000 per month for providing ongoing financial reporting, strategic planning, and accounting services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. During the three month period ended June 30, 2012, the Company issued 3,000,000 restricted shares of its common stock valued at $18,900 to the consultant. All fees paid to the consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing consulting agreement to pay a limited liability company minimum of $500 per month for bookkeeping services and additional restricted stock based compensation, in the amount of $5,000 per quarter, for providing assistance with technical accounting and financial reporting. The Company may also pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company previously had an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month plus additional cash and/or stock based compensation at its discretion based on additional time that the consultant spent rendering services. The Company and the related party consultant mutually agreed to terminate the consulting agreement as of May 4, 2012. In January 2012, the Company issued 1,000,000 shares of its restricted common stock to the related party consultant. The shares were recorded as an expense of $7,900 in consulting and contractor fees in the accompanying income statement for the six month period ended June 30, 2012. All fees paid to the related party consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement. As of June 30, 2012, the Company did not owe any fees or compensation to the related party consultant.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. On September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company then retained the below counsel to substitute for representation in the matter. Upon review of the facts of the case, the below signed counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s, Micah Eldred, was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. Eldred was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by Eldred were exchanged for 34,700,000 shares of the public company with all such share rights being held by Eldred. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, Eldred was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by Eldred would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, Eldred instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that Eldred then instructed the transfer agent to instead issue the shares to Am-Asia, a private entity, informing the transfer agent that he (Eldred) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 Eldred instructed the transfer agent to issue the shares to Am-Asia, as a third party straw man entity.  Then on or about October 13, 2008, Eldred, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from Am-Asia, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, Eldred immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances.  Eldred made the distribution of such shares on that  same date at the purchase from Am-Asia, and actually had Am-Asia “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. On May 22, 2012 the Court held the hearing on the motion for summary judgment at which time the court heard argument on the motion. The Plaintiffs argued that as a matter of law, that they were entitled to removal of the legend under Rule 144 of the Securities Act. Seafarer and ClearTrust argued that the Plaintiffs were not entitled to removal of the restrictive legend due to the allegations and evidence that the lead Plaintiff, Eldred, was involved in an illegal distribution of the shares originally in order to avoid registration. The Court ruled in favor of the Defendants, Seafarer Exploration and ClearTrust, denying the motion for summary judgment as to removal of the restrictive legend from such shares. Such litigation continues, but no further events are scheduled.

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

On March 2, 2010, the Company filed a complaint naming, Sean Murphy as a Defendant who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation and CEO’s reputation. The Company alleged that the defendant has engaged in such malicious and defamatory campaign as revenge for his termination by the Company and in effort to extort additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. The Company is currently pursuing the punitive damages portion and expects a substantial award of such at trial for the Punitive damages. The punitive damages portion of the case was set for trail but is being postponed due to the Court’s calendar. The Company’s management believes that collection of such award is extremely unlikely however it will continue to pursue the matter against the defendant.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – LEGAL PROCEEDINGS - continued

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company.  The limited liability company is claiming that the Company owes $12,064, plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper.   Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement.  The Company plans to mount a vigorous defense against this claim and is currently seeking all attorney’s fees and costs for what it sees as a spurious claim. The Company has presented proof of payment for all billed liabilities and believes that full payment was made. The Company has filed and will keep pending a motion for sanctions and dismissal of the cause of action.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 2012:

In May of 2012, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 3,000,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. As of June 30, 2012, the Company had issued the related party Director 3,000,000 shares of its restricted common stock pursuant to the agreement. The 3,000,000 shares are included as an expense in the amount of $18,900 in consulting and contractor fees the accompanying income statement.

In June 2012, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 2,857,143 shares of the Company’s restricted common stock at a price of $0.0035 per share and the Company received proceeds of $10,000.

In June of 2012, two individuals who are related to the Company’s CEO entered into a subscription agreement to purchase 4,571,429 shares of the Company’s restricted common stock at a price of $0.0035 per share and the Company received proceeds of $16,000.

In June of 2012, the Company agreed to pay $1,500 for legal services related to the filing of schedules of share ownership for a related party shareholder. Legal counsel agreed to accept 300,000 shares of the Company’s restricted common stock for the payment for the legal services rendered. The Company issued 300,000 restricted common shares which are included as an expense in legal fees in the amount of $2,940 in the accompanying income statement.

The Company previously had an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month plus additional cash and/or stock based compensation at its discretion based on additional time that the consultant spent rendering services. The Company and the related party consultant mutually agreed to terminate the consulting agreement as of May 4, 2012. In January 2012, the Company issued 1,000,000 shares of its restricted common stock to the related party consultant. The shares were recorded as an expense of $7,900 in consulting and contractor fees in the accompanying income statement for the six month period ended June 30, 2012. All fees paid to the related party consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement. As of June 30, 2012 the Company did not owe any fees or compensation to the related party consultant.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $2,400 per month to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended June 20, 2012 the Company paid the related party consultant fees of $5,600. All fees paid to the related party consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At June 30, 2012, the Company owed the limited liability company $1,600 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month period ended June 30, 2012, the Company paid the related party transfer agency fees of $2,000. All fees paid to the related party consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At June 30, 2012, the Company owed the related party limited liability company $2,661 for transfer agency services rendered, legal fees incurred and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. In May 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $19,260 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company of which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 6,641,583 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency less than $19,260 from the sale of the stock, then they are entitled to receive up to an additional 4,000,000 shares of common stock or a cash payment until the balance is paid in full.

The Company previously had an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month plus additional cash and/or stock based compensation at its discretion based on additional time that the consultant spent rendering services. The Company and the related party consultant mutually agreed to terminate the consulting agreement as of May 4, 2012. In January 2012, the Company issued 1,000,000 shares of its restricted common stock to the related party consultant. The shares were recorded as an expense of $7,900 in consulting and contractor fees in the accompanying income statement for the six month period ended June 30, 2012. All fees paid to the related party consultant during the six month period ended June 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement. As of June 30, 2012 the Company did not owe any fees or compensation to the related party consultant.

At June 30, 2012 the following promissory notes and shareholder loans were outstanding to related parties:

A convertible note payable dated January 9, 2009, due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 10% per annum with interest payment to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured.  This convertible note payable is currently in default due to non-payment of principal and interest. The lender may file suit to foreclose on the Company’s assets then such consequence may have a material adverse effect on the Company and its prospects that could include shutting down the Company’s operations.

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

A convertible promissory note dated January 18, 2012 in the amount of $50,000 with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest were due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share. The note was not in default as of June 30, 2012, however the note is currently in default due to non-payment of principal and interest as of the date of the filing of this form 10-Q. The lenders may file suit to foreclose on the Company’s assets then such consequence may have a material adverse effect on the Company and its prospects that could include shutting down the Company’s operations.

NOTE 15 – SUBSEQUENT EVENTS

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

Overview

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks and certain land based archeological sites. This type of business venture is extremely speculative in nature and there is a tremendous amount of risk that any capital invested in and/or borrowed by the Company will be lost.

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

There are additional significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk with a very high probability that all capital invested in and/or borrowed by the Company may be lost.

Plan of Operation

June 30, 2012 and June 30, 2011, the Company has taken the following steps to implement its business plan:

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

A lack of adequate financing as well as maintenance and repair issues have hindered the Company ability from performing operations at the Juno Beach site in 2012. The Company has not conducted search and recovery operations at the Juno Beach site during the summer 2012 diving season due to maintenance and repair issues with its main salvage vessel that included having to dry dock the vessel. It is possible that in the future the Company will only be able to sporadically explore and salvage the Juno Beach site due to both the need to make repairs to its main salvage vessel and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

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

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date, no main shipwreck body has been located. It is also possible that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are not any artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very remote. In addition the Company has received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts recovered from the site to Tulco. Tulco has stated in the correspondence that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it may pursue legal action against the Company.

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

The Company has an agreement with an individual related to the exploration and recovery of purported archeological items and treasure believed to be located in Missouri. The individual has conducted research as to the theoretical existence of purported artifacts and treasure believed to be located somewhere in Missouri and the Company has provided funding to the individual in order to help fund the exploration and excavation of two separate dig sites. To date no artifacts or treasure have been recovered at either of the dig sites.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At June 30, 2012, the Company had a working capital deficit of $486,089. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business. There is a very significant risk that the Company will be unable to obtain financing to fund its operation and as such the Company may be forced to cease operations which would likely result in a complete loss of all capital that has been invested in and/or borrowed by the Company to date.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 20, 2012.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through June 30, 2012 are $5,355,758. Since inception, we have incurred $3,023,950 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $345,838 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $453,993 in professional fees related to legal, auditing and accounting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations - continued

Summary of Six Months Ended June 30, 2012 Results of Operations

The Company’s net loss for the six month period ended June 30, 2012 was $463,651 as compared to a net loss of $488,104 during the six month period ended June 30, 2011. The increase in the net loss for the six month period ended June 30, 2011 was primarily due to an increase in vessel expenses, travel and entertainment expenses and interest expenses and the extinguishment of debt.. During the six month period ended June 30, 2012 consulting and contractor fees were $228,233 as compared to $295,020 during the six month period ended June 30, 2011. The 23% decrease in consulting and contractor fees in 2012 was largely a result of a slight decrease in stock based compensation paid to contractors and consultants and the Company waiting to begin exploration and recovery operations. During the six month period ended June 30, 2012, the Company incurred vessel related expenses of $67,871 versus $27,876 during the six month period ended June 30, 2011. The 143% increase in vessel expenses in 2012 was due to more maintenance required on the Company’s primary salvage vessel and the decision to put the vessel in dry dock in order to complete a number of maintenance and repair projects all at once. Travel and entertainment expenses increased 195%, from $8,982 for the six month period ended June 30, 2011 to $26,457 for the six month period ended June 30, 2012. Travel and entertainment expenses increased largely due to increased efforts to meet with shareholders and advisors and to explore opportunities to pursue various projects in the treasure salvage industry. During the six month period ended June 30, 2012, the Company incurred losses on the extinguishment of debt in the amount of $31,398 as compared to no loss on extinguishment of debt during the six month period ended June 30, 2011. Interest expense for the six month period ended June 30, 2012 was $58,015 versus $33,766 for the six month period ended June 30, 2011. The increase in interest expense in 2012 was due to the fair value measurement of convertible notes.

Summary of Three Months Ended June 30, 2012 Results of Operations

The Company’s net loss for the three month period ended June 30, 2012 was $300,044 as compared to a net loss of $365,051 during the three month period ended June 30, 2011. The increase in the net loss for the three month period ended June 30, 2011 was primarily due to an increase in vessel expenses, travel and entertainment expenses, interest expenses and the extinguishment of debt. During the three month period ended June 30, 2012 consulting and contractor fees were $117,061 as compared to $200,233 during the three month period ended June 30, 2011. The decrease in consulting and contractor fees in 2012 was largely a result of an decrease in stock based compensation payments to consultants During the three month period ended June 30, 2012, the Company incurred vessel related expenses of $45,331 versus $10,252 during the three month period ended June 30, 2011. The 342% increase in vessel expenses in 2012 was due to management’s decision to dry dock the Company’s main salvage vessel in order to  a complete a number of repair and maintenance projects all at once.   Travel and entertainment expenses increased 708%, from $1,708 for the three month period ended June 30, 2011 to $13,796 for the three month period ended June 30, 2012. Travel and entertainment expenses increased largely due to increased efforts to meet with shareholders and advisors and to explore opportunities to pursue various projects in the treasure salvage industry.. Interest expense for the three month period ended June 30, 2012 was $46,578 versus $19,737 for the three month period ended June 30, 2011. The increase in interest expense in 2012 was due to the fair value measurement of convertible notes. The Company also incurred a charge of $31,398 during the three month period ended June 30, 2012 for the extinguishment of related party debt as compared to no loss on extinguishment of debt during the three month period ended June 30, 2011.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $463,651 for the six months ended June 30, 2012 and $488,104 for the six months ended June 30, 2011. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations - continued

Liquidity and Capital Resources

At June 30, 2012, we had cash balance of $0.   During the period ended June 30, 2012, and the period from inception to June 30, 2012, we incurred net losses of $463,651 and $5,355,758, respectively. On June 30, 2012, the company had $21,760 in current assets and $507,849 in current liabilities, leaving us a working capital deficit of $486,089.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three month period ended June 30, 2012. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as the Company may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in the Company and/or borrowed by the Company will be lost.

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

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from August 16, 2012, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2012.  Based on this evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management has not made any change in our internal control over financial reporting during the period ended June 30, 2012. The Company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2011.

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

Part II. Other Information

Item 1. Legal Proceedings

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. On September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company then retained the below counsel to substitute for representation in the matter. Upon review of the facts of the case, the below signed counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s, Micah Eldred, was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. Eldred was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by Eldred were exchanged for 34,700,000 shares of the public company with all such share rights being held by Eldred. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, Eldred was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by Eldred would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, Eldred instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that Eldred then instructed the transfer agent to instead issue the shares to Am-Asia, a private entity, informing the transfer agent that he (Eldred) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 Eldred instructed the transfer agent to issue the shares to Am-Asia, as a third party straw man entity.  Then on or about October 13, 2008, Eldred, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from Am-Asia, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, Eldred  immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances.  Eldred made the distribution of such shares on that  same date at the purchase from Am-Asia, and actually had Am-Asia “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. On May 22, 2012 the Court held the hearing on the motion for summary judgment at which time the court heard argument on the motion. The Plaintiffs argued that as a matter of law, that they were entitled to removal of the legend under Rule 144 of the Securities Act. Seafarer and ClearTrust argued that the Plaintiffs were not entitled to removal of the restrictive legend due to the allegations and evidence that the lead Plaintiff, Eldred, was involved in an illegal distribution of the shares originally in order to avoid registration. The Court ruled in favor of the Defendants, Seafarer Exploration and ClearTrust, denying the motion for summary judgment as to removal of the restrictive legend from such shares. Such litigation continues but no further events are scheduled.

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

On March 2, 2010, the Company filed a complaint naming, Sean Murphy as a Defendant who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. Among other matters, the Company alleges that the defendant caused extensive damage to the Company’s main salvage vessel due to negligent operation, breached his separation agreement with the Company, and has made false and defamatory statements damaging the Company’s reputation and CEO’s reputation. The Company alleged that the defendant has engaged in such malicious and defamatory campaign as revenge for his termination by the Company and in effort to extort additional money from the Company. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. The Company is currently pursuing the punitive damages portion and expects a substantial award of such at trial for the Punitive damages. The punitive damages portion of the case was set for trail but is being postponed due to the Court’s calendar. The Company’s management believes that collection of such award is extremely unlikely however it will continue to pursue the matter against the defendant.

Item 1. Legal Proceedings - continued

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company.  The limited liability company is claiming that the Company owes $12,064, plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper.   Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement.  The Company plans to mount a vigorous defense against this claim and is currently seeking all attorney’s fees and costs for what it sees as a spurious claim. The Company has presented proof of payment for all billed liabilities and believes that full payment was made. The Company has filed and will keep pending a motion for sanctions and dismissal of the cause of action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2012, the Company issued 10,425,000 restricted common shares to several consultants for various consulting services. The Company also issued 1,000,000 shares of its restricted common stock to the general partner of the joint-venture limited partnership of which the Company is a limited partner pertaining to a series of archeological dig site in Missouri. The 1,000,000 shares were issued as part of the Company’s investment in the joint venture limited partnership. The Company issued 300,000 shares of its restricted common stock to a lender as an equity kicker to the lender providing an emergency loan and in lieu of paying the lender any cash interest payments. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended June 30, 2012, the Company sold 11,978,571 shares of its restricted common stock to six investors and received proceeds of $47,000. The proceeds were used for general corporate purposes and working capital.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended June 30, 2012, the holders of two promissory notes with combined face values of $52,500 elected to convert their notes into 19,858,513 shares of the Company’s common stock. Additionally, a related party vendor agreed to convert a portion of its debt, $19,260, into 6,641,583 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

The Company has several promissory notes that are currently in default to non-payment of principle and interest. See Part I, Item 2, notes payable and convertible notes payable, in default, for discussion of defaults on certain debt obligations of the Company.

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

Seafarer Exploration Corp.

Date: August 20, 2012	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 20, 2012	By:	/s/ Charles Branscum
Charles Branscum, Director