Form 10-Q
period 2012-09-30
SEAFARER EXPLORATION CORP
filed 2012-11-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes   ☐ No  ☑

As of November 13, 2012, there were 735,556,736 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2012

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Balance Sheets: September 30, 2012 and December 31, 2011	5

Condensed Statements of Operations: For the three and nine months ended September 30, 2012 and 2011 and the period from inception (February 15, 2007 to September 30, 2012)	6 – 7

Condensed Statements of Cash Flows: Nine months ended September 30, 2012 and 2011 and the period from inception (February 15, 2007) to September 30, 2012	8

Notes to Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T. Controls and Procedures	30

PART II: OTHER INFORMATION	31

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

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

Item 1. Financial Statements

 SEAFARER EXPLORATION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$--	$8,838
Prepaid expenses	12,600	57,728
Advances to shareholders	3,268	2,252
Deposits and other receivables	1,183	1,183
Total current assets	17,051	70,001

Property and equipment – net	165,210	189,585
Investments	22,900	1,100
Total Assets	$205,161	$260,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$127,439	$133,827
Convertible notes payable	62,500	35,000
Convertible note payable, in default	114,300	114,300
Convertible notes payable, in default – related parties	66,000	16,000
Convertible note payable, at fair value	54,652	119,557
Notes payable	--	5,000
Notes payable, in default	30,000	45,000
Notes payable, in default – related parties	7,500	7,500
Total current liabilities	462,391	476,184

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7shares issued and outstanding at September 30, 2012 and December 31, 2011	--	--
Common stock, $0.0001 par value – 750,000,000 shares authorized; 718,706,946 and 606,642,995 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	71,871	60,664
Additional paid-in capital	5,209,116	4,615,946
Deficit accumulated during the development stage	(5,538,217)	(4,892,108)
Total stockholders’ deficit	(257,230)	(215,498)
Total Liabilities and Stockholders’ Deficit	$205,161	$260,686

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 30,
	2012	2011
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	76,437	281,966
Professional fees	8,021	61,663
Depreciation	8,126	8,126
General and administrative expenses	6,003	19,464
Vessel expenses	23,133	21,953
Travel and entertainment	10,228	3,151
Rent expense	5,558	8,878
Total operating expenses	137,506	405,201
Loss from operations	(137,506)	(405,201)
Other income (expense):
Interest expense	(50,140)	(4,047)
Interest income	5,188	--
Loss on extinguishment of debt	--	(277,489)
Loss on impairment	--	--
Total other income (expense)	(44,952)	(281,536)

Net loss	$(182,458)	$(686,737)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	702,779,768	545,056,543

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			February 15,
			2007
	Nine months ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012
Revenue	$-	$-	$-

Expenses:
Consulting and contractor expenses	304,670	576,986	3,100,387
Professional fees	55,348	105,676	462,014
Depreciation	24,375	24,374	159,790
General and administrative expenses	20,292	86,079	313,340
Vessel expenses	91,004	49,829	368,971
Travel and entertainment	36,685	12,133	205,981
Rent expense	12,520	17,750	117,113
Other operating expenses	--	--	13,187
Total operating expenses	544,894	872,827	4,740,783
Loss from operations	(544,894)	(872,827)	(4,740,783)
Other income (expense)
Interest expense	(108,155)	(37,813)	(490,042)
Interest income	38,338	34,288	88,923
Loss on extinguishment of debt	(31,398)	(277,489)	(375,314)
Loss on impairment	--	(21,000)	(21,000)
Total other income (expense)	(101,215)	(302,014)	(797,433)

Net loss	$(646,109)	$(1,174,841)	$(5,538,216))

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	651,188,384	464,231,788

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

February 15,
2007
Nine months ended	(Inception) to
September 30,	September 30,
2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(646,109)	$(1,174,841)	$(5,538,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,375	24,374	159,790
Allowance for uncollectible notes receivable	--	13,867	38,867
Amortization of deferred finance costs	45,127	1,252	78,619
Interest income (expense) on fair value adjustments on convertible notes payable	50,278	(18,279)	298,207
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of debt	31,398	277,489	375,314
Loss on impairment	--	21,000	21,000
Stock issued for services	89,386	317,169	1,797,356
Stock issued to satisfy legal services	--	-	-	40,557
Stock issued for financing fees	--	--	3,500
Changes in operating assets and liabilities:
Prepaid expenses	--	--	(43,860)
Advance from shareholder	(1,016)	(1,016)
Deposits and other receivables	--	(48,702)	(23,346)
Accounts payable and accrued liabilities	20,243	184,173	264,909
Net cash used in operating activities	(386,318)	(402,498)	(2,520,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from notes receivable	--	--	(25,000)
Purchase of securities	(12,000)	(21,000)	(34,100)
Acquisition of equipment	--	--	(325,000)
Net cash used in investing activities	(12,000)	(21,000)	(384,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	249,000	272,670	2,038,144
Proceeds from the issuance of convertible notes, related parties	50,000	--	56,000
Proceeds from the issuance of convertible notes, non related parties	95,480	20,000	608,780
Proceeds from the issuance of notes payable	10,000	155,000	286,500
Proceeds from the issuance of notes payable, related parties	--	5,000	6,000
Payments on convertible notes payable	(5,000)	(25,000)	(30,000)
Payments on notes payable	(10,000)	--	(65,000)
Payments on notes payable – related parties	--	--	(1,000)
Proceeds from loans from stockholders	5,000	--	40,925
Payments on loans from stockholders	(5,000)	(5,225)	(36,225)
Net cash provided by financing activities	389,480	422,445	2,904,124

NET INCREASE IN CASH	(8,838)	(1,053)	--
CASH, BEGINNING OF PERIOD	8,838	3,071	--
CASH, END OF PERIOD	$--	$2,018	$--

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued for investment	9,800	$--	$9,800
Common stock issued for loan financing fees	$1,500	$1,250	$7,750
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Common stock issued to satisfy legal services	$--	$--	$40,559
Convertible debt converted to common stock including accrued interest	$208,500	$499,910	$1,186,762
Common stock issued to satisfy debt	$266,690	$40,559	$266,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2011, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $5,538,216 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2012. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2012 and 2011.

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. On June 30, 2012, we recognized an impairment loss in the amount of $21,000 for our investment in the Church Hollow Site (See Note 11 – Certain Other Agreements). As such our impairment charges recorded during the periods ended September 30, 2012 and 2011 or for the period from inception to September 30, 2012 were $0, $21,000, and $21,000, respectively.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2012, the Company has not implemented an employee stock based compensation plan.

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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of September 30, 2012 and 2011, none of the Company’s convertible notes payable included a beneficial conversion feature.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through November 14, 2012, the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended September 30, 2012 and 2011 are as follows:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011
Net loss attributable to common stockholders	$(182,458)	$(686,737)

Weighted average shares outstanding:
Basic and diluted	702,779,768	545,056,543

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the nine months ended September 30, 2012 and 2011 are as follows:

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Net loss attributable to common stockholders	$(646,109)	$(1,174,841)

Weighted average shares outstanding:
Basic and diluted	651,188,384	464,231,788

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK

Common Stock

As previously noted on its form 8-K filed on October 19, 2012, the Company filed an amendment to its articles of incorporation to increase the number of authorized shares of its common stock from 750,000,000 shares to 850,000,000 shares. All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

Through September 30, 2012, the Company has issued a total of seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of September 30, 2012, no shares of preferred stock had been converted into shares of the Company’s common stock. The conversion of the outstanding preferred shares into shares of the Company’s common stock would more than likely have a highly dilutive effect on current shareholders and such dilution may result in a significant decrease in the market value  of the Company’s common stock.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2012 and December 31, 2011, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $5,538,216 and $4,892,107, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2012 and December 31, 2011.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - LEASE OBLIGATION

Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The original term of the lease agreement commenced on October 1, 2008 and expired on March 31, 2010. The Company executed a third amendment to the original lease effective retroactive to June 1, 2012. Under the amended lease agreement, the base rental rate, including taxes, is $1,166 per month, plus late charges and any additional monthly charges for services used by the Company. Under the third amendment to the original lease, the lease term was extended to June 30, 2013.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was ultimately superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of September 30, 2012 and December 31, 2011:

Issue Date	Maturity Date	September 30, 2012	December 31, 2011	Interest Rate	Conversion Rate
Convertible notes payable:
November 9, 2011	December 31, 2012	$35,000	$35,000	6.00%	0.004
February 17, 2012	February 17, 2013	7,500	--	6.00%	0.004
April 5, 2012	April 5, 2013	15,000	--	6.00%	0.005
July 16, 2012	July16, 2013	5,000	--	6.00%	0.005
		62,500	35,000

Convertible notes payable, in default :
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	0.0080
		114,300	114,300

Convertible notes payable – related parties, in default:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	--	8.00%	0.004
		66,000	16,000

		$242,800	$165,300

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q was ready for issue.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable as of September 30, 2012 and December 31, 2011:

Issue Date	Maturity Date	September 30, 2012	December 31, 2011	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable:
April 27, 2011	April 27, 2012	--	5,000	6.00%

Notes payable, in default:
February 23, 2011	March 23, 2011	--	20,000	7.00%
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	August 23, 2011	5,000	--	6.00%
		30,000	45,000

		$37,500	$57,500

The Company entered into a verbal promissory note agreement with a related party shareholder under which the related party shareholder agreed to provide the Company with an emergency short term loan in the amount of $2,500. The related party shareholder agreed to provide the loan to the Company at 0% rate of interest and the Company agreed to pay the related party shareholder 200,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The Company repaid the entire loan balance prior to September 30, 2012.

A related party shareholder provided the Company with emergency short term loan proceeds totaling $5,000. The Company repaid the related party shareholder the entire $5,000 balance prior to September 30, 2012. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

At September 30, 2012 and December 31, 2011, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $32,863 and $11,769, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets. Management intends to have discussions or has already had discussions with several of the promissory note holders who do not currently have convertible notes regarding amending their notes to make them convertible into shares of the Company’s common stock. Any such agreements to convert promissory notes into shares of the Company’s common stock would more than likely have a highly dilutive effect on current shareholders and such dilution may significantly depress the trading price of the Company’s common stock.

Convertible Notes Payable and Notes Payable, in Default

At September 30, 2012, the Company had convertible notes payable, notes payable and stockholder loans of $280,300, of which $217,800 were in default.  The convertible notes payable and notes payable in default at September 30, 2012 are reflected in the tables shown above.

The Company does not have additional sources of debt financing to refinance its convertible notes payable and notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets, including foreclosure on the Company’s main salvage vessel, held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company. The fact that the Company is in default regarding several loans held by various lenders makes investing in the Company or providing any loans to the Company extremely risky with a very high potential for a complete loss of capital.

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

The holder of this convertible note has the right to convert the balance of the note into shares of the Company’s common stock at a substantial discount to the current market price of the shares. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

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

Furthermore, there are additional events that could cause the lender to be owed additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.

During the nine months ended September 30, 2012, the holder converted the note in full into 15,524,573 shares of the Company’s common stock. At December 31, 2011, the convertible note payable, at fair value, was recorded at $119,557.

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

The holder of this convertible note has the right to convert the balance of the note into shares of the Company’s common stock at a substantial discount to the current market price of the shares. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

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

Furthermore, there are additional events that could cause the lender to be owed additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.

During the nine months ended September 30, 2012, the holder converted the note in full into 11,655,173 shares of the Company’s common stock.

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

The holder of this convertible note has the right to convert the balance of the note into shares of the Company’s common stock at a substantial discount to the current market price of the shares. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

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

Furthermore, there are additional events that could cause the lender to be owed additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.

At September 30, 2012, the convertible note payable, at fair value, was recorded at $54,652.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the nine months ended September 30, 2012 and 2011:

	For the Nine Months	For the Nine Months
	September 30,	September 30,
	2012	2011
Interest expense recorded upon issuance of the convertible note payable	$(100,793)	$--
Interest expense recapture on fair value re-measurement of the convertible note payable	151,071	20,277
	$50,278	$20,277

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended September 30, 2012 and 2011:

	For the Three Months	For the Three Months
	September 30,	September 30,
	2012	2011
Interest expense recorded upon issuance of the convertible note payable	$--	$--
Interest expense recapture on fair value re-measurement of the convertible note payable	(35,685)	(--)
	$(35,685)	$ (--)

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

The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and it has threatened to take legal action against the Company.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENT - continued

Other Agreements

In July 2012, a related party shareholder provided the Company with emergency short term loan proceeds totaling $5,000. The Company repaid the related party shareholder the entire $5,000 balance prior to September 30, 2012. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In August 2012, the Company entered into a promissory note agreement with a related party shareholder under which the related party shareholder agreed to provide the Company with an emergency short term loan in the amount of $2,500. The related party shareholder agreed to provide the loan to the Company at a 0% rate of interest and the Company agreed to pay the shareholder 200,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The Company repaid the entire loan balance prior September 30, 2012. As of September 30, 2012 the Company has not issued the 200,000 restricted shares to the related party shareholder and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $2,400 per month to provide administrative services, background research, background checks and investigative information on individuals and companies, and to perform administrative duties and clerical services. If the related party consultant performs additional work then the monthly fee may increase. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended September 30, 2012 the Company paid the related party consultant fees of $9,600. All fees paid to the related party consultant during the nine month period ended September 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the nine month period ended September 30, 2012. At September 30, 2012, the Company owed the limited liability company $1,200 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. All fees paid to the related party consultant during the nine month period ended September 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the nine month period ended September 30, 2012. At September 30, 2012, the Company owed the related party limited liability company $5,257 for transfer agency services rendered, legal fees incurred and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. In July 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $5,677 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 1,530,111 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,677 from the sale of the stock then they are entitled to receive up to an additional 1,000,000 shares of common stock or a cash payment to cover the difference in the amount owed.

The Company has an ongoing consulting agreement to pay a limited liability company controlled by its former Chief Financial Officer a minimum of $5,000 per month for providing ongoing financial reporting, strategic planning, and accounting services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the nine month period ended September 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $500 per month for bookkeeping services and an additional $5,000 of restricted stock and/or cash per quarter for providing assistance with technical accounting and financial reporting. The Company may also pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the nine month period ended September 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock.  The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper.  The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. On September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company then retained the below counsel to substitute for representation in the matter. Upon review of the facts of the case, the below signed counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s, Micah Eldred, was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. Eldred was issued shares of the private company Seafarer, Inc. which was later involved in a transaction of a reverse merger with a public company becoming Seafarer Exploration Corp. Upon the merger such private shares as held by Eldred were exchanged for 34,700,000 shares of the public company with all such share rights being held by Eldred. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, Eldred was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by Eldred would have had to have been reported to overseeing authorities. The Company alleged in its filing that in order to avoid and evade the detection, knowledge of oversight authorities and restrictions of the Securities Act and regulations of the governing bodies over his licensing in the brokerage business, Eldred instructed the former transfer agency for the Company to not issue a physical certificate to himself, but keep the shares in book entry form. The Company alleges that Eldred then instructed the transfer agent to instead issue the shares to Am-Asia, a private entity, informing the transfer agent that he (Eldred) had sold the shares in a private transaction. The Company also alleged in the court filing that on or about July 18, 2008 Eldred instructed the transfer agent to issue the shares to Am-Asia, as a third party straw man entity.  Then on or about October 13, 2008, Eldred, in order to avoid any level of scrutiny or restriction over his ownership of such shares, then “purchased” such shares back from Am-Asia, but in order to again avoid and evade detection, knowledge and regulation of governing authorities, Eldred immediately instructed the transfer agent that he was “gifting” such shares to family, friends, and his own acquaintances.  Eldred made the distribution of such shares on that  same date at the purchase from Am-Asia, and actually had Am-Asia “gift” the shares to the people and entities named as Plaintiffs in the main complaint on October 18, 2008. The Company and CEO maintain in their court filings that such transactions were unlawful under Rule 144 and that the distribution scheme was done in order to avoid the strictures of the Securities Act. The transfer agent has also brought on new counsel alleging the same matters in response to the case. On May 22, 2012, the Court held the hearing on the motion for summary judgment at which time the court heard argument on the motion. The Plaintiffs argued that as a matter of law, that they were entitled to removal of the legend under Rule 144 of the Securities Act. Seafarer and ClearTrust argued that the Plaintiffs were not entitled to removal of the restrictive legend due to the allegations and evidence that the lead Plaintiff, Eldred, was involved in an illegal distribution of the shares originally in order to avoid registration. The Court ruled in favor of the Defendants, Seafarer Exploration and ClearTrust, denying the motion for summary judgment as to removal of the restrictive legend from such shares. Such litigation continues, but no further events are scheduled.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 2012:

In July 2012, a related party shareholder provided the Company with emergency short term loan proceeds totaling $5,000. The Company repaid the related party shareholder the entire $5,000 balance prior to September 30, 2012. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In August 2012, the Company entered into a promissory note agreement with a related party shareholder under which the related party shareholder agreed to provide the Company with an emergency short term loan in the amount of $2,500. The related party shareholder agreed to provide the loan to the Company at a 0% rate of interest and the Company agreed to pay the shareholder 200,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The Company repaid the entire loan balance prior September 30, 2012. As of September 30, 2012, the Company had not issued the related party shareholder the 200,000 restricted shares of its common stock.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $2,400 per month to provide administrative services, background research, background checks and investigative information on individuals and companies, and to perform administrative duties and clerical services. If the related party consultant performs additional work then the monthly fee may increase. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended September 30, 2012 the Company paid the related party consultant fees of $9,600. All fees paid to the related party consultant during the nine month period ended September 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the nine month period ended September 30, 2012. At September 30, 2012, the Company owed the limited liability company $1,200 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. All fees paid to the related party consultant during the nine month period ended September 30, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the nine month period ended September 30, 2012. At September 30, 2012, the Company owed the related party limited liability company $5,257 for transfer agency services rendered, legal fees incurred and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. In July 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $5,677 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 1,530,111 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,677 from the sale of the stock, then they are entitled to receive up to an additional 1,000,000 shares of common stock or a cash payment to cover the difference in the amount owed.

At September 30, 2012 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible promissory note dated January 18, 2012 in the amount of $50,000 with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest were due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share. The note was not in default as of September 30, 2012, however the note is currently in default due to non-payment of principal and interest as of the date of the filing of this form 10-Q. The lenders may file suit to foreclose on the Company’s assets then such consequence may have a material adverse effect on the Company and its prospects that could include shutting down the Company’s operations.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012:

As previously noted on its form 8-K filed on October 19, 2012 the Company filed an amendment to its articles of incorporation to increases the number of authorized shares of its common stock from 750,000,000 shares to 850,000,000 shares.

The Company entered into a convertible note payable with a corporation.  This convertible note payable dated October 22, 2012, has a face value of $42,500 bears interest at a rate of 8.0% per annum and is due and payable on July 11, 2012. The holder of the note has the right to convert the note at any time period beginning on the date that is 180 days following the date of the note into shares of the Company’s common stock. The convertible note payable is convertible at a variable conversion price at a 42% discount to market price of the Company’s common stock of the lowest three trading prices during the ten trading day period ending on the latest day prior to the conversion date.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the variable conversion price. Any amount of principal or interest on this note which is not paid when due shall bear interest at a rate of 22% per annum. The holder of the note has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events. The note is secured and the note holder has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion. Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the Company’s current shareholders. Such dilution may result in a significant decrease in the market price of the Company’s common stock. The potential highly dilutive nature of this convertible note represents a very significant risk to the Company’s existing shareholders.

On November 2, 2012, the Company received a three year 1A-31 Exploration Permit from the Division of Historical Resources for an area identified off of Lantana Beach, Florida. Under the permit the Company can begin remote sensing of the site including magnetometer and side scan sonar as necessary, underwater recording of exposed target information using photo, video, measuring tapes and temporary datum points, develop a research plan to test selected target areas that appear to represent historic shipwreck material once the remote sensing has been completed and the data analyzed. The Company and any associated personnel and contractors must adhere to a number of requirements and conditions that are outlined in the permit. If the work authorized under the Exploration Permit confirms the presence of a historical shipwreck then a request for a recovery permit will be made.

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

Plan of Operation

As of September 30, 2012, the Company has taken the following steps to implement its business plan:

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

A lack of adequate financing as well as maintenance and repair issues have hindered the Company from performing continuous operations at the Juno Beach site in 2012. The Company did not conduct search and recovery operations at the Juno Beach site during the summer 2012 diving season due to unforeseen repair issues and the decision to perform enhanced maintenance on its main salvage vessel that included having to dry dock the vessel. It is possible that in the future the Company will only be able to sporadically explore and salvage the Juno Beach site due to both the need to make repairs to its main salvage vessel and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

The Juno Beach Shipwreck site is an extremely speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also possibility that there are not any artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing for exploration and salvage operations, etc.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however the Company does not have any specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company has signed an agreement with an individual to perform exploration and salvage operations at a purported historic shipwreck site allegedly known to the individual, however the Company is in the very early stages of its review and research of the purported shipwreck site and it is unknown if this site contains a historic shipwreck as claimed. Should the Company decide that it will pursue exploration and salvage activities at this site it will be necessary to obtain a exploration and salvage permits as well as environmental permits.

The Company has an agreement with an individual related to the exploration and recovery of purported archeological items and treasure believed to be located in Missouri. The individual has conducted research as to the theoretical existence of purported artifacts and treasure believed to be located somewhere in Missouri and the Company has provided funding to the individual in order to help fund the exploration and excavation of two separate dig sites. To date no artifacts or treasure have been recovered at either of the dig sites. As of the time of the filing of this form 10-Q it is unknown whether or not there will be further exploration and digging at the Missouri sites and there are no specific plans to conduct any further operations or digging at these sites.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At September 30, 2012, the Company had a working capital deficit of $445,340. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business. There is a very significant risk that the Company will be unable to obtain financing to fund its operation and as such the Company may be forced to cease operations which would likely result in a complete loss of all capital that has been invested in and/or borrowed by the Company to date.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building its infrastructure in order to explore and attempt to salvage artifacts from historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2012.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating expenses from inception through September 30, 2012 are $4,740,783, of which $544,894, and $872,827 was incurred during the nine month period ended September 30, 2012 and 2011, respectively. Our major expenses in both periods were for consulting and consulting and contractor expenses, professional fees, vessel expenses, and general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Summary of Nine Months Ended September 30, 2012 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2012 was $646,109 as compared to a net loss of $1,174,841 during the nine month period ended September 30, 2011. The decrease in the net loss for the nine month period ended September 30, 2012 was primarily attributable to a significant decrease in stock based compensation paid to consultants and independent contractors, a decrease in professional fees, a decrease in general and administrative expenses and a decrease in losses from the extinguishment of debt. During the nine month period ended September 30, 2012, the Company incurred consulting related expenses of $304,670 versus $576,986 during the nine month period ended September 30, 2011, a decrease of 47.2%. The 47.2% decrease in consulting related expenses was due to a significant decrease in stock based compensation paid to consultants for services. During the nine month period ended September 30, 2012, the Company incurred vessel related expenses of $91,004 versus $49,829 during the nine month period ended September 30, 2011, an increase of 83%. The increase in vessel expenses was due to the Company incurring significant expenses related to major repair and maintenance work done on its main salvage vessel. The Company discovered a number of unforeseen repair and maintenance issues with its main salvage vessel that it felt needed to be addressed and while the vessel was dry docked. The Company used the opportunity to make additional repairs and perform maintenance in order to make use of the down time to improve the condition and performance of the vessel.  During the nine month period ended September 30, 2012, the Company incurred professional fees of $55,348 as compared to $105,676 during the nine month period ended September 30, 2011, a decrease of 48%. The primary reason for the decrease in professional fees during the first nine months of 2012 is that the Company had lower legal fees in 2012, due to fewer outstanding legal issues. During the nine month period ended September 30, 2012, the Company incurred general and administrative expenses of $20,292 as compared to $86,079 during the nine month period ended September 30, 2011, a decrease of 76.4%. General and administrative expenses decreased by 76.4% due to costs and expenses that the Company incurred in relation to its proxy statement and shareholder meeting in 2011 that the Company did not incur in 2012.  Additionally, in 2011 the Company wrote off $13,897 of interest owed on a note receivable and this amount was charged to general and administrative expenses. Interest expense for the nine month period ended September 30, 2012 was $108,155 versus $37,813 during the nine month period ended September 30, 2011, an increase of 186%. The increase in interest expense in 2012 was due to the impact of fair value measurement adjustments on four convertible promissory notes. The Company had losses due to the extinguishment of debt of $31,398 during the nine month period ended September 30, 2012 versus losses due to the extinguishment of debt of $277,489 during the nine month period ended September 30, 2011. During the nine month period ended September 30, 2011, the Company converted 11 promissory notes with a face value of $159,297 into shares of its common stock and also converted $40,559 of debt owed to one of the Company’s vendors into shares of its common stock, resulting in significant one time extinguishment of debt charges. The Company did not have as many of these types of transactions during the nine month period ended September 30, 2012.

Summary of Three Months Ended September 30, 2012 Results of Operations

The Company’s net loss for the three month period ended September 30, 2012 was $182,458 as compared to a net loss of $686,737 during the three month period ended September 30, 2011. The decrease in the net loss for the three month period ended September 30, 2012, as compared to the three month period ended September 30, 2011, was primarily due to a decrease in fees paid to consultants and independent contractors, a decrease in professional fees, a decrease in losses due to the extinguishment of debt.  During the three month period ended September 30, 2012, consulting and contractor fees were $76,437 as compared to $281,966 during the three month period ended September 30, 2011, a decrease of 73%. The decrease in consulting and contractor fees in 2012 was largely the result of a significant decrease in stock based compensation paid to consultants for services. During the three month period ended September 30, 2012, the Company incurred vessel related expenses of $23,133 versus $21,953 during the three month period ended September 30, 2011, an increase of 5.1%. The increase in vessel expenses in 2012 was due to increased repairs and maintenance of the Company’s main salvage vessel.  During the three month period ended September 30, 2012, the Company incurred professional fees of $8,021 as compared to $61,663 during the nine month period ended September 30, 2011, a decrease of 87%. During the three month period ended September 30, 2012, the Company incurred general and administrative expenses of $6,003 as compared to $19,464 during the three month period ended September 30, 2011, a decrease of 69.1%. General and administrative expenses decreased by 69% due to expenses that the Company incurred in relation to its proxy statement and shareholder meeting in 2011.   Interest expense for the three month period ended September 30, 2012 was $50,140 versus $4,047 during the nine month period ended September 30, 2011. The increase in interest expense in 2012 was due to the impact of fair value measurement adjustments on four convertible promissory notes. The Company had losses due to the extinguishment of debt of $0 during the nine month period ended September 30, 2012 versus losses due to the extinguishment of debt of $277,489 during the nine month period ended September 30, 2011. During the three month period ended September 30, 2011, the Company converted 11 promissory notes with a face value of $159,297 into shares of its common stock and also converted $40,559 of debt owed to one of the Company’s vendors into shares of its common stock, resulting in significant one time extinguishment of debt charges. The Company did not incur these types of charges during the period ending September 30, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $544,894 for the nine month period ended September 30, 2012 and $872,827 for the nine month period ended September 30, 2011. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

 Liquidity and Capital Resources

As of September 30, 2012, we had no cash on hand. Since February 5, 2007, our inception, we have generated no revenues.  During the nine month period ended September 30, 2012 the Company has funded operations through the receipt of $110,000 from the issuance of common stock under subscription agreements, $7,500 from promissory notes and convertible promissory notes, and $5,000 from shareholder loans.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continues to operate with significant debt and had a very large working capital deficit of $445,340 at September 30, 2012. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. A large working capital deficit is extremely risky for the Company as the Company may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in the Company and/or borrowed by the Company will be lost.

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

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from November 14, 2012, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2012.  Based on this evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management has not made any change in our internal control over financial reporting during the period ended September 30, 2012. The Company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2012, the Company issued 2,300,000 restricted common shares to consultants for consulting services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2012, the Company sold 25,600,000 shares of its restricted common stock and received proceeds of $110,000. The proceeds were used for general corporate purposes, working capital and repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended September 30, 2012, the holders of a promissory note with a face value of $32,500 elected to convert their note into 11,655,173 shares of the Company’s common stock. Additionally, a related party vendor agreed to convert a portion of its debt, $5,677 into 1,530,111 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: November 14, 2012	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2012	By:	/s/ Charles Branscum
Charles Branscum, Director