Form 10-K/A
period 2011-12-31
SEAFARER EXPLORATION CORP
filed 2013-02-01
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K /A
Amendment No. 1
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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Seafarer Exploration Corp.'s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on April 12, 2012 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Consulting Agreement by and between Frank Heidel and Seafarer Exploration Corp. dated January 18, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.3	Consulting Agreement by and between Lenny H. Kohl and Seafarer Exploration Corp. dated January 18, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.4	Consulting Agreement by and between Ralph Johnson and Seafarer Exploration Corp. dated January 19, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.5	Consulting Agreement by and between John Willard and Seafarer Exploration Corp. dated January 27, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.6
Treasure Exploration Funding Agreement by and between Ridgley-Johnson-Sharpe, L.P. and Church Hollow, LLC dated April 2, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.7	Consulting Agreement by and between Glenn E. Ridgley and Seafarer Exploration Corp. dated April 2, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.8	Consulting Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated April 16, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.9	Consulting Agreement by and Red Letter Studios, Inc. and Seafarer Exploration Corp. dated April 18, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.10
Board of Directors Letter Agreement by and between Charles Branscum and Seafarer Exploration Corp. dated April 19, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.11
Board of Directors Letter Agreement by and between Ralph Johnson and Seafarer Exploration Corp. dated April 19, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

Item 15. Exhibits - continued

10.12	Consulting Agreement by and between Reward Treasure Divers, LLC and Seafarer Exploration Corp. dated June 10, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.13	Consulting Agreement by and between Ralph Johnson and Seafarer Exploration Corp. dated June 20, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.14
Consulting Agreement by and between Reward Treasure Divers, LLC and Seafarer Exploration Corp. dated August 17, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.15	Consulting Agreement by and between Joseph Albert and Seafarer Exploration Corp. dated August 23, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.16	Letter Agreement by and between Joseph Albert and Seafarer Exploration Corp. dated August 23, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.17
Consulting Agreement by and between Worldwide Financial Marketing, Inc. and Seafarer Exploration Corp. dated August 25, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.18
Advisory Council Agreement by and between Daniel Meisenheimer and Seafarer Exploration Corp. dated September 22, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.19	Advisory Council Agreement by and between Pelle Ojasu and Seafarer Exploration Corp. dated September 22, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.20	Advisory Council Agreement by and between Lenny Kohl and Seafarer Exploration Corp. dated September 22, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.21
Convertible Promissory Note issued by Seafarer Exploration Corp. to Asher Enterprises, Inc. and Securities Purchase Agreement between Asher Enterprises, Inc. and Seafarer Exploration Corp. dated as of October 6, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.22	Consulting Agreement by and between Blulife, Inc. and Seafarer Exploration Corp. dated November 23, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

10.23	Consulting Agreement by and between Steve Rupert and Seafarer Exploration Corp. dated December 12, 2011. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

31.1
Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14.  Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Form 10-K filed with the Commission on April 12, 2012.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: February 1, 2013	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: February 1, 2013	By:	/s/ Charles Branscum
Charles Branscum, Director