Form 10-K
period 2012-12-31
SEAFARER EXPLORATION CORP
filed 2013-04-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,492,466 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 12, 2013, the Registrant had 780,569,084 outstanding shares of its common stock, $0.0001 par value.

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

The exploration and recovery of historic shipwrecks is by nature extremely speculative, and there is a high degree of risk inherent in this type of business venture. The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may take several years and/or be prohibitively expensive to locate and recover valuable artifacts, if any are ever located at all, from historic shipwreck sites. It is possible that the Company will never locate any valuable artifacts from historic shipwreck sites.

There are a number of other significant challenges and risks regarding this type of business venture that make it extremely risky with high potential that the Company could fail. If the Company were to cease its operations, it is likely that there would be complete loss of all capital invested in and/or borrowed by the Company to date. The Company has not yet generated revenues and is therefore considered a development stage company.

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

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2013. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

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

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult and the probability that the Company will locate valuable artifacts or treasure is remote. If the Company is not able to locate artifacts or treasure with significant value then there is a very high probability that the Company will fail and all capital invested in or borrowed by the Company will be lost.

Item 1. Business

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

There a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk with a very high probability that all capital invested in and/or borrowed by the Company may be lost.

Competition

There are a number of competing entities who claim to be engaged in various aspects of the exploration and salvage of historic shipwrecks, and in the future other competitors may emerge. Some of these companies are publicly traded and there are a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be in this business as well. Many of these entities may be better capitalized and may have greater resources to devote to the pursuit of locating and salvaging historic shipwrecks. Many of these competing entities may also have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company is at a material competitive disadvantage as compared to competing entities that are better capitalized, have more resources and/or who possess greater experience in the business.

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

Item 1. Business

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $696,783 for the period ended December 31, 2012 and $1,106,466 for the period ended December 31, 2011. The Company believes that it will continue to generate losses from its operation for the foreseeable future and it may not be able to generate a profit in the long-term, or ever.

Governmental Regulation

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks although the Company has secured permits in the past. There is a substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, both in terms of direct and ongoing compliance costs. Furthermore, it is possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. In addition, permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

The laws and regulations regarding the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida are complex. A large amount of time and expense is required, in terms of Company resources to comply with the existing laws and regulations. The State of Florida has, in the past, proposed new rules and regulations regarding the exploration and recovery of shipwrecks in Florida waters. The Company believes any new rules and regulations that are implemented into law would likely increase the cost of compliance and potentially force the Company to cease its operations. It is possible that the State of Florida may enact additional laws that ultimately make it impossible to conduct business as a commercial shipwreck exploration and recovery firm. It may also be possible that the State of Florida attempts to enact legislation that altogether bans the commercial exploration and recovery of historic shipwrecks in State controlled waters.

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

Item 1. Business - continued

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

The Company’s exploration and recovery activities at the Juno Beach site were limited to only a few days in 2012 due to repair and maintenance issues with its main salvage vessel and a lack of financing. So far in 2013, the Company has performed some limited exploration and salvage activities as the weather has permitted.

Additionally, there is a very large amount of sand covering portions of the Juno Beach Shipwreck site and in the highly unlikely scenario that there are valuable artifacts located on the site it may be extremely challenging or impossible to recover them due to the degree of difficulty in being able to dig deep enough under the sand to access them. There is a very strong possibility that the Company will never recover any artifacts or cargo of any significant value from the Juno Beach Shipwreck site.

Lantana Shipwreck Site

There is a second shipwreck site off of Lantana Beach Florida, in which the Company has received a three stage permit from the Florida Division of Historical Resources. The permit is for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year. Phase 1 of the permit has been completed. The Company's plan is to salvage the site in an archeologically sensitive manner once Phase 2 has been completed. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. The Company is awaiting approval for various environmental permits before it commences Phase 2 operations at the Lantana Site. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is very highly likely that the Company will never recover any artifacts or treasure of any significant value from the Lantana site.

North Florida Shipwreck Site

There is a purported shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. The Company signed an agreement with regards to the rights to explore the site in February 2013 with a third party who has previously explored this site. It is the Company's plan to request a salvage permit from the State of Florida for the site as soon as the research design report is completed. If a salvage permit is granted and the requisite environmental permits are obtained, the Company plans to salvage the site in an archeologically sensitive manner. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is highly likely that the Company will never recover any artifacts or treasure of any significant value from the North Florida site.

Certain Agreements

As previously noted in its 8-K filing on June 11, 2010, the Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) on June 8, 2010 which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”).  There term of the Agreement is for three years and may renew for an additional three years under the same terms unless otherwise agreed to in writing by the Tulco and Seafarer. The Agreement may be terminated by mutual agreement of both Tulco and Seafarer or it may be terminated by either party for cause. Termination for cause may include willful misconduct or gross negligence with respect to carrying out any duties responsibilities or commitments under the agreement and/or failure by Seafarer to fully pay the annual conservation payment on time. Under the Agreement the Company paid Tulco a total of $40,000, a total which included $20,000 to cover fees owed to Tulco from the 2009 diving season and a $20,000 payment for the 2010 diving season. The Company agreed to pay Tulco a conservation payment of $20,000 per calendar year during the term of the Agreement. The amount of the conservation payment may increase in future years based on the mutual agreement of Tulco and the Company. The Company agreed to furnish its own personnel, salvage vessel and equipment necessary to conduct operations at the shipwreck site. The Company also agreed to pay all of its own expenses directly associated with salvage operations, including but not limited to fuel, food, ground tackle, electronic equipment, dockage, wages, dive tanks, and supplies. The Company agreed to split any artifacts that it recovers equally with Tulco, after the State of Florida has selected up to twenty percent of the total value of recovered artifacts for the State of Florida’s museum collection. The Company and Tulco agreed to receive their share of the division of artifacts at the same time.  The Company and Tulco agreed to jointly handle all correspondence with the State of Florida regarding any agreements and permits required for the exploration and salvage of the shipwreck site. The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands, then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company. Tulco has also threatened to take legal action against the Company. The Company paid Tulco the $20,000 fee in January 2012 as required under the Exploration Agreement, however Tulco has not cashed the check. The Company has not paid Tulco the $20,000 fee in January 2013 as contemplated in the Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and that the Company has no further rights to explore and salvage the Juno Beach site. The Company is exploring its legal rights and options with regard to the relationship with Tulco and the Exploration Agreement.

Item 1. Business - continued

Florida Division of Historical Resources Agreemenst/Permits

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

Item 2. Properties.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on September 12, 2011 for its current location. Under the terms of the amended lease agreement the lease term has been extended to June 30, 2013 with a base monthly rent of $1,166. There may be additional monthly charges for pro-rated maintenance, late fees, etc.

As of December 31, 2012, future minimum rental payments required under this non-cancelable operating lease was $6,996, all of which is due during 2013.

Item 3. Legal Proceedings.

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock. The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper. The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. On September 1, 2011 the plaintiffs filed a motion for summary judgment in the matter. The Company then retained the below counsel to substitute for representation in the matter. Upon review of the facts of the case, the below signed counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s, Micah Eldred, was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, Eldred was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by Eldred would have had to have been reported to overseeing authorities. On May 22, 2012, the Court held the hearing on the motion for summary judgment at which time the court heard argument on the motion. The Plaintiffs argued that as a matter of law, that they were entitled to removal of the legend under Rule 144 of the Securities Act. Seafarer and the transfer agent argued that the Plaintiffs were not entitled to removal of the restrictive legend due to the allegations and evidence that the lead Plaintiff, Eldred, was involved in an illegal distribution of the shares originally in order to avoid registration. The Court ruled in favor of the Defendants, Seafarer Exploration and the transfer agent, denying the motion for summary judgment as to removal of the restrictive legend from such shares. Such litigation continues in the discovery phase currently including requests to produce and interrogatories, but no further Court events are scheduled.

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company. The limited liability company is claiming that the Company owes $12,064, plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper. Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim and is currently seeking all attorney’s fees and costs for what it sees as a spurious claim. The Company has presented proof of payment for all billed liabilities and believes that full payment was made. The Company has filed and will keep pending a motion for sanctions and dismissal of the cause of action. On February 21, 2013, both parties settled the matter with neither party making any admission of liability.

On March 2, 2010, the Company filed a complaint naming, Sean Murphy, who formerly provided services as a captain, diver, and general laborer to the Company, as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. In 2012, the Company attempted to schedule a trial for the punitive damages, but the Court cancelled the trial due to scheduling of priority cases. The Company is currently seeking final entry of not only the judgment, but will be exercising collection matters against the Defendant. The Company intends to pursue collection, no matter the ability of the Defendant to pay.

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

None.

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

The range of high and low bid prices for our common stock during each quarter for 2011 and 2012 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2011	0.007	0.007
June 30, 2011	0.015	0.0142
September 30, 2011	0.01	0.009
December 31, 2011	0.0074	0.0055
March 31, 2012	0.011	0.01
June 30, 2012	0.0096	0.0062
September 30, 2012	0.0048	0.0045
December 31, 2012	0.0059	0.0052

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at April 12, 2013 was 1,746 shareholders holding 344,982,068 certificated securities and an indeterminate number of shareholders holding 435,587,016 securities in “street name” in brokerage accounts.

Transfer Agent

ClearTrust, LLC (“ClearTrust”) is the Company’s stock transfer agent. ClearTrust’s address is 16540 Pointe Village Drive, Suite 201 Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO. A former Director of the Company owns a minority, non-controlling interest in ClearTrust.

Dividend Policy

The Company did not declare cash dividends during the periods ended December 31, 2012 and 2011 or during the period from inception to December 31, 2012.   It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

Equity Compensation Plans

The Company has not established any formal equity compensation plans as of the date of this Annual Report on Form 10-K; however, the Company reserves the right to do so at a later date.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, the Company issued 4,300,000 of its restricted shares of its common stock to various consultants. These shares were issued for accounting, business advisory, executive, operations, corporate communications, and administrative consulting services. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and such securities were issued for services rendered to sophisticated and/or accredited investors or persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012. The proceeds from the sale of such commons stock were used for general corporate purposes, working capital and the repayment of debt. During the three months ended December 31, 2012, the Company sold 2,350,000 shares of its restricted common stock and received proceeds of $9,400. The proceeds from the sale of such commons stock were used for general corporate purposes, working capital and the repayment of some debt.

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

During the three month period ended December 31, 2012, the holders of convertible promissory notes with an aggregate principal face value of $32,500 converted their notes payable into 12,306,513 shares of the Company’s common stock. The believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the periods ended December 31, 2012 and 2011, the Company did not purchase any of shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  - continued

In addition to natural hazards, there are constant repair and maintenance issues with salvage vessels, which tend to be older vessels that were originally used in other industries, that have been converted for use in shipwreck exploration and recovery. The repairs, maintenance and upkeep of this type of vessel, and in particular the Company’s main salvage vessel, is very time consuming and expensive and there may be significant periods of vessel down time that result from lack of financing to make repairs to the vessel.

Furthermore, there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a very substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. It is possible that permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Even if the Company is able to obtain permits for shipwreck sites projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value, a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site, there is a risk of theft of such items at sea both before or after the recovery or while the artifacts are in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number these and other potential issues, the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

There are a number of additional significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk with a very high probability that all capital invested in and/or borrowed by the Company may be lost.

Plan of Operation

During the periods ended December 31, 2012 and 2011, the Company has taken the following steps to implement its business plan:

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

Even though the Company has an Agreement with Tulco for the Exploration of the Juno Beach site through June 8, 2013, the Company is uncertain as to whether Tulco plans to renew this Exploration Agreement. Tulco did not cash the check that the Company paid under the terms of the Exploration Agreement in 2012. The Company has not paid Tulco the $20,000 fee due in January 2013 as contemplated in the Exploration Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and it has threatened to take legal action against the Company. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and that therefore the Company has no further rights to explore and salvage the Juno Beach site. The Company is exploring its legal rights and options with regard to the relationship with Tulco and the Exploration Agreement.

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

The Company’s exploration and recovery activities at the Juno Beach site were limited to only a few days in 2012 due to repair and maintenance issues with its main salvage vessel and a lack of financing. So far in 2013 the Company has not performed any exploration and salvage activities and does not expect to perform any significant operations at the Juno Site for the foreseeable future. Both a lack of financing and maintenance and repair issues regarding the Company’s main salvage vessel hampered the Company’s ability to continuously work the site year round 2012. It is possible that in the future, the Company will only be able to sporadically explore and salvage the Juno Beach site due to vessel repairs and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

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

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date; no main shipwreck body has been located. It is also possible that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are not any artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very remote.

There is a second shipwreck site off of Lantana Beach Florida in which the Company has received a three stage permit from the Florida Division of Historical Resources. The permit is for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year. Phase 1 of the permit has been completed. The Company's plan is to salvage the site in an archeologically sensitive manner once Phase 2 has been completed. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. The Company is awaiting approval for various environmental permits before it commences Phase 2 operations at the Lantana Site. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is very highly likely that the Company will never recover any artifacts or treasure of any significant value from the Lantana site.

There is a purported shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. The Company signed an agreement with regards to the rights to explore the site in February 2013 with a third party who has previously explored this site. It is the Company's plan to request a salvage permit from the State of Florida for the site as soon as the research design report is completed. If a salvage permit is granted and the requisite environmental permits are obtained, then the Company plans to salvage the site in an archeologically sensitive manner. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is very highly likely that the Company will never recover any artifacts or treasure of any significant value from the North Florida site.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. At December 31, 2012, the Company had a working capital deficit of $583,432. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2013.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  - continued

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through December 31, 2012 are $4,889,672. Since inception, we have incurred $3,183,150 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $378,883 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $488,258 in professional fees related to legal, auditing and accounting services.

The Company’s net loss for the year ended December 31, 2012 was $956,798 as compared to a net loss of $1,516,309 for the year ended December 31, 2011, a decrease of roughly 37% on a year-over-year basis. The decrease in 2012 was primarily due to an increase in consulting and contractor fees, vessel expenses, general and administrative expenses and other expenses. During the year ended December 31, 2012, the Company incurred consulting and contractor expenses of $387,433 versus $754,226 for the year ended December 31, 2011. The 49% year-over-year decrease in consulting and contractor expenses was largely due to the Company ramping up its operations and increased stock based compensation paid for overall corporate and administrative services as well as an increase in contractor expenses for diving operations due to being fully permitted and able to operate in 2012, as opposed to 2011, when there was a lull in operations due to permitting and other issues. The Company incurred vessel related expenses of $100,916 during the year ended December 31, 2012 versus $68,561 during the year ended December 31, 2011. The increase in vessel expenses in 2012 was largely due to the Company performing various maintenance and repairs on its main salvage vessel in preparation for the 2012 diving season.  The vessel required additional maintenance and repairs, as the vessel had been used only sparsely in 2011, and the Company had deferred performing some maintenance and repairs as it waited to clear up permitting issues, which had caused a lull in operations in 2011. Despite the lull in operations, the Company’s main salvage vessel required constant maintenance, repairs and upkeep. The Company incurred travel and entertainment expenses of $48,080 during the year ended December 31, 2012 as compared to $14,462 during the year ended December 31, 2011. The Company continued its efforts to control costs and expenses during the year ended December 31, 2012, which is why travel and entertainment was only $33,618 greater in 2012 versus 2011. For the year ended December 31, 2012, the Company incurred professional fees of $81,592 as compared to $116,131 for the year ended December 31, 2011. The primary reason for the 30% decrease in professional fees during 2012 was that the Company did not incur any additional legal fees in relation to several lawsuits and legal actions. General and administrative expenses decreased from $105,464 in the year ended December 31, 2011 to $26,886 in the year ended December 31, 2012. The 75% year-over-year decrease in general and administrative expenses was primarily due to the Company ramping up its operations and increased stock based compensation for overall corporate and administrative personnel, as well as corporate communications expenses relating to a proxy filing. The 36% decrease in total other expenses was largely due to an decrease in loss on the extinguishment of debt which was $37,197  during the year ended December 31, 2012 versus $297,796  during the year ended December 31, 2011. This 88% decrease in 2012 was due to the impact of fair value measurement adjustments on promissory notes that were modified to have a convertibility option. For the year ended December 31, 2012, the Company incurred interest expense of $297,654 as compared to $125,335 for the year ended December 31, 2011. The 137% increase in interest expense was due to the application of fair value measurement analysis to a convertible promissory note agreement that the Company entered into during 2012.

Liquidity and Capital Resources

At December 31, 2012, we had $43,919 cash in the bank.   During the period ended December 31, 2012, and the period from inception to December 31, 2012, we incurred net losses of $956,798 and $5,848,905, respectively. At December 31, 2012, we had $84,383 in current assets and $667,815 in current liabilities, leaving us a working capital deficit of $583,432.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the twelve month period ended December 31, 2012. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. The Company’s main salvage vessel required numerous repairs and maintenance in 2012. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and a drain on the Company’s cash.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $693,783 for the twelve month period ended December 31, 2012 and $1,106,466 for the twelve month period ended December 31, 2011. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Convertible Notes Payable and Notes Payable, in Default

At December 31, 2012, the Company had convertible notes payable, and notes payable with a face value of $344,303, of which $252,800 were in default.  The following table reflects the convertible notes payable and notes payable in default at December 31, 2012:

Issue Date	Maturity Date		Carrying Value	Interest Rate	Conversion Rate

Convertible notes payable, in default:
August 28, 2009	November 1, 2009		$4,300	10.00%	$0.0150
April 7, 2010	November 7, 2010		70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010		40,000	6.00%	$0.0080
November 9, 2011	December 31, 2012		35,000	6.00%	$0.0040
			149,300

Convertible notes payable, in default – related parties:
January 9, 2009	January 9, 2010		10,000	10.00%	$0.0150
January 25, 2010	January 25, 2011		6,000	6.00%	$0.0050
January 18, 2012	July 18, 2012		50,000	8.00%	$0.0050
			66,000

Notes payable, in default:
June 23, 2011	August 23, 2011		25,000	6.00%	NA
April 27, 2011	April 27, 2012		5,000	6.00%	NA
			30,000
Notes payable, in default – related parties:
February 24, 2010	February 24, 2011		7,500	6.00%	NA

		Total	$252,800

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the years ended December 31, 2012 and 2011, and for the period from inception to December 31, 2011, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

We have audited the accompanying balance sheets of Seafarer Exploration Corp. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from February 15, 2007 (inception) to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the cumulative period from February 15, 2007 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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
April 13, 2013

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

  SEAFARER EXPLORATION CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$43,919	$8,838
Prepaid expenses	36,014	57,728
Advances to shareholder	3,267	2,252
Deposits and other receivables	1,183	1,183
Total current assets	84,383	70,001

Property and equipment – net	164,223	189,585
Investment in common stock	1,100	1,100
Total Assets	$249,706	$260,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$140,270	$133,827
Convertible notes payable	91,503	35,000
Convertible notes payable, in default	149,300	114,300
Convertible notes payable, in default – related parties	66,000	16,000
Convertible note payable, at fair value	183,242	119,557
Notes payable	--	5,000
Notes payable, in default	30,000	45,000
Notes payable, in default – related parties	7,500	7,500
Total current liabilities	667,815	476,184

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 shares issued and outstanding at December 31, 2012 and 2011	--	--
Common stock, $0.0001 par value – 850,000,000 and 750,000,000 shares authorized; 739,313,459 and 606,642,995 shares issued and outstanding at December 31, 2012 and 2011, respectively	73,931	60,664
Additional paid-in capital	5,356,866	4,615,946
Deficit accumulated during the development stage	(5,848,906)	(4,892,108)
Total stockholders’ deficit	(418,109)	(215,498)
Total Liabilities and Stockholders’ Deficit	$249,706	$260,686

See Accompanying Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 15,
			2007
	For the year ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

Revenue	$--	$--	$--

Expenses:
Consulting and contractor expenses	387,433	754,226	3,183,151
Professional fees	81,592	116,131	488,258
General and administrative expenses	26,886	105,464	319,934
Depreciation	32,783	32,500	168,198
Rent expense	16,093	15,122	120,686
Vessel expenses	100,916	68,561	378,883
Travel and entertainment	48,080	14,462	217,376
Other operating expenses	--	--	13,187
Total operating expenses	693,783	1,106,466	4,889,673
Loss from operations	(693,783)	(1,106,466)	(4,889,673)
Other income (expense)
Interest expense	(297,654)	(125,335)	(679,541)
Interest income	93,636	34,288	144,221
Loss on extinguishment of debt	(37,197)	(297,796)	(381,113)
Loss on impairment	(21,800)	(21,000)	(42,800)
Total other income (expense)	(263,015)	(409,843)	(959,233)

Net loss	$(956,798)	$(1,516,309)	$(5,848,906)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	670,703,572	520,722,703

See Accompanying Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 15, 2007 (Inception)	--	$--	$--	$--	$--
Common stock issued for cash	5,000,000	500	4,693	--	5,193
Net loss	--	--	--	(5,294)	(5,294)
Balance, April 30, 2007	5,000,000	500	4,693	(5,294)	(101)
Common stock issued for cash	5,000,000	500	4,500	--	5,000
Common stock issued for subscription agreements	7,533,333	753	612,247	--	613,000
Net loss	--	--	--	(282,364)	(282,364)
Balance, April 30, 2008	17,533,333	1,753	621,440	(287,658)	335,535
Recapitalization at reverse merger	233,522,002	23,352	68,148	--	91,500
Common stock issued for services	17,783,332	1,778	321,555	--	323,333
Common stock issued on conversion of notes payable	1,344,972	135	18,865	--	19,000
Common stock issued for subscription agreements	6,425,918	643	356,132	--	356,775
Reclassification to mezzanine equity	--	--	(64,500)	--	(64,500)
Funds received no shares issued	--	--	25,000	--	25,000
Net loss	--	--	--	(970,794)	(970,794)
Balance, December 31, 2008	276,609,557	27,661	1,346,640	(1,258,452)	115,849
Common stock issued for services	11,670,000	1,167	503,123	--	504,290
Common stock issued on conversion of notes payable	8,608,384	861	108,638	--	109,499
Common stock issued for subscription agreements	20,783,371	2,078	251,630	--	253,708
Reclassification to mezzanine equity	--	--	(64,500)	--	(64,500)
Net loss	--	--	--	(1,090,914)	(1,090,914)
Balance, December 31, 2009	317,671,312	31,767	2,145,531	(2,349,366)	(172,068)
Common stock issued for services	32,725,000	3,272	315,798	--	319,070
Common stock issued on conversion of notes payable	42,839,094	4,284	310,421	--	314,705
Common stock issued for subscription agreements	44,225,000	4,423	228,773	--	233,196
Common stock issued as financing fees	3,530,000	353	31,887	--	32,240
Common stock issued to extinguish notes	5,178,425	518	27,553	--	28,071
Common stock issued under minimum value stock subscriptions	3,310,842	331	128,669	--	129,000
Net loss	--	--	--	(1,026,433)	(1,026,433)
Balance, December 31, 2010	449,479,673	44,948	3,188,632	(3,375,799)	(142,219)
Common stock issued for services	52,145,000	5,214	556,063	--	561,277
Common stock issued on conversion of notes payable and stockholder loans	43,617,329	4,362	536,162	--	540,524
Common stock issued for subscription agreements	54,827,619	5,483	291,689	--	297,172
Common stock issued as financing fees	500,000	50	3,450	--	3,500
Common stock issued to extinguish outstanding invoices for legal services	6,073,374	607	39,950	--	40,557
Net loss	--	--	--	(1,516,309)	(1,516,309)
Balance, December 31, 2011	606,642,995	60,664	4,615,946	(4,892,108)	(215,498)
Common stock issued for services	19,425,000	1,943	123,944	--	125,887
Common stock issued on conversion of notes payable and stockholder loans	39,486,259	3,948	256,038	--	259,986
Common stock issued for subscription agreements	59,953,571	5,995	252,405	--	258,400
Common stock issued as financing fees	300,000	30	1,470	--	1,500
Common stock issued to extinguish outstanding invoices for legal services	8,171,694	817	51,173	--	51,990
Common stock issued as for investment in LLC	1,000,000	100	9,700	--	9,800
Common stock issued to extinguish outstanding notes	4,333,940	434	29,904	--	30,338
Beneficial conversion feature arising from convertible note financing	-	-	2,000	--	2,000
Warrants arising from convertible note financing	-	-	14,286	--	14,286
Net loss	--	--	--	(956,798)	(956,798)
Balance, December 31, 2012	739,313,459	$73,931	$5,356,866	(5,848,906)	$(418,109)

See Accompanying Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the	For the	February 15, 2007
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(956,798)	$(1,516,309)	$(5,848,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,782	32,500	168,198
Change in allowance for uncollectible notes receivable	--	13,867	38,867
Amortization of deferred finance costs	26,114	1,252	59,605
Amortization of debt discount	2,220	-	2,220
Interest expense on fair value adjustments of convertible notes payable	202,424	59,280	450,353
Write-off of uncollectible deposit	--	--	20,000
Accrued interest on notes receivable	--	--	(11,705)
Loss on extinguishment of debt	37,197	297,796	381,113
Loss on impairment	21,800	21,000	42,800
Stock issued for services	125,887	561,277	1,833,856
Stock issued to satisfy legal services	25,754	40,557	65,494
Stock issued for financing fees	1,500	3,500	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(4,400)	(43,860)	(48,260)
Advances from shareholder	(1,015)	--	(1,015)
Deposits and other receivables	--	--	(23,346)
Accounts payable and accrued liabilities	(13,284)	33,960	232,201
Net cash used in operating activities	(499,819)	(495,180)	(2,633,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments from notes receivable	--	--	(25,000)
Purchase of common stock	(12,000)	(21,000)	(34,100)
Acquisition of equipment	--	--	(325,000)
Net cash used in investing activities	(12,000)	(21,000)	(384,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	258,400	297,172	2,047,544
Proceeds from the issuance of convertible notes payable	249,500	95,000	762,800
Proceeds from the issuance of convertible notes payable, related parties	50,000	--	56,000
Proceeds from the issuance of notes payable	10,000	160,000	286,500
Proceeds from the issuance of notes payable, related parties	2,500	6,000	8,500
Payments on convertible notes payable	(11,000)	(25,000)	(46,000)
Payments of notes payable	(12,500)	(5,000)	(57,500)
Payments of notes payable, related parties	--	(1,000)	(1,000)
Proceeds from loans from stockholders	5,000	--	40,925
Payments on stockholder loans	(5,000)	(5,225)	(36,225)
Net cash provided by financing activities	546,900	521,947	3,061,544

CHANGE IN CASH	35,081	5,767	43,919

CASH, BEGINNING OF PERIOD	8,838	3,071	--

CASH, ENDING OF PERIOD	$43,919	$8,838	$43,919

NONCASH OPERATING AND FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Common stock issued to satisfy debt	$76,528	$--	$76,528
Convertible debt converted to common stock including accrued interest	$259,986	$540,524	$1,238,248
Common stock issued in exchange for a fixed asset	7,420		7,420
Common stock issued in conjunction with a joint venture	9,800		9,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$--	$3,660

See Accompanying Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses of $5,848,906 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2013. Management's plans include raising capital through the equity markets to fund operations and eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2012 and 2011, and for the period from inception to December 31, 2012, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2012 and 2011.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Fixed Assets and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at December 31, 2012 and 2011:

	2012	2011
Diving Vessel	$325,000	$325,000
Generator	7,420	-
Less: Accumulated Depreciation	168,197	135,414

Property and equipment, net	$164,223	$189,586

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $32,783 and $32,500, respectively

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended December 31, 2012 and 2011 or for the period from inception to December 31, 2012.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2012, the Company has not implemented an employee stock based compensation plan.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2012 and 2011, all of the Company’s convertible notes payable were classified as conventional instruments.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of December 31, 2012 and 2011, none of the Company’s convertible notes payable included a beneficial conversion option.

Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through March 31, 2013; the date the financial statements were available for issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the respective years are as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Net loss attributable to common shareholders	$(956,798)	$(1,516,309)

Weighted average shares outstanding:
Basic and diluted	670,703,572	520,722,703

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTES RECEIVABLE

At December 31, 2012 and December, 2011, the Company was owed a principal amount of $25,000 plus accrued interest of $13,867, from a promissory note due from a corporation. The note bears interest at a rate of 4.5% per annum. The principal and interest were due at maturity, which was December 31, 2008, and the note is in default.  Management believes that the Company needs to take legal action in order to collect the remaining principal balance and, accordingly, has established an allowance for a portion of the note deemed doubtful. Because legal action to collect on this note has become necessary, the Company has an allowance for doubtful accounts of $38,867 as of December 31, 2012 and 2011.  Additionally, no further interest will be accrued as its collection is deemed not probable. The carrying value of the note, net of the allowance for doubtful accounts, was $0 at December 31, 2012 and 2011.

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 850,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

During the period ended December 31, 2011, the Company issued seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of December 31, 2012, no shares of preferred stock had been converted into shares of the Company’s common stock.

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
Income tax at federal statutory rate	(34.00	) %	(34.00	) %
State tax, net of federal effect	(3.96	) %	(3.96	) %
	37.96%		37.96%
Valuation allowance	(37.96	) %	(37.96	) %
Effective rate	0.00%		0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2012 and 2011, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of $5,848,906 and $4,892,107, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2012 and 2011.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – LEASE OBLIGATION

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on September 12, 2011 for its current location. Under the terms of the amended lease agreement the lease term has been extended to June 30, 2013 with a base monthly rent of $1,166. There may be additional monthly charges for pro-rated maintenance, late fees, etc.

As of December 31, 2012, future minimum rental payments required under this non-cancelable operating lease was $6,996, all of which is due during 2013.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the notes remeasured to fair value, which are discussed in Note 10, as of December 31, 2012 and 2011:

Issue Date	Maturity Date	December 31, 2012	December 31, 2011	Interest Rate	Conversion Rate
Convertible notes payable:
February 17, 2012	February 17, 2013	$7,500	$--	6.00%	0.004
April 5, 2012	April 5, 2013	15,000	--	6.00%	0.005
July 16, 2012	July16, 2013	5,000	--	6.00%	0.005
October 31, 2012	April 30, 2013	8,000	--	6.00%	0.004
November 20, 2012	May 20, 2013	36,003	--	6.00%	0.005
December 20, 2012	June 20, 2013	20,000	--	6.00%	0.004
		91,503	--

Convertible notes payable, in default :
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
November 9, 2011	December 31, 2012	35,000	35,000	6.00%	0.004
		149,300	149,300

Convertible notes payable – related parties, in default:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
January 18, 2012	July 18, 2012	50,000	--	8.00%	$0.004
		66,000	16,000

		$306,803	$165,300

The convertible notes payable classified as “in default” are in default as of the date this annual report on Form 10-K was ready for issue.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

On November 13, 2012, the Company issued a $50,000 6% convertible note with a term to May 20, 2013 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note and accrued interest is convertible into common stock at a fixed conversion price of $0.005 per share. Within seventy five (75) days of the inception date of the note, the Company is required to issue warrants to the holder to purchase up to 4,000,000 share of the Company’s common stock at an exercise price of $0.005 per share. The warrants will have a ten year term.

The Company has evaluated the terms and conditions of the convertible note and embedded warrant under the guidance of ASC 815 and other applicable guidance. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The note is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. The calculation of the effective conversion amount did result in a beneficial conversion feature. Additionally, the warrants did not contain any terms or feature that would preclude equity classification.

The following tables reflect the allocation of the purchase on the financing date:

$50,000
Convertible Note	Face Value
Proceeds	$50,000
Paid-in capital (beneficial conversion feature)	(2,000)
Paid-in capital (warrants)	(14,286)
Carrying value	$(33,714)

The discount on the convertible note arose from the allocation of basis to the beneficial conversion feature and the embedded warrants. The discount is amortized through charges to interest expense over the term of the debt agreement. For the year ended December 31, 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $2,289. The carrying value of the convertible note at December 31, 2012 was $36,003.

Notes Payable

The following table reflects the notes payable, as of December 31, 2012 and 2011:

Issue Date	Maturity Date	December 31, 2012	December 31, 2011	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable:
April 27, 2011	April 27, 2012	--	5,000	6.00%

Notes payable, in default:
February 23, 2011	March 23, 2011	--	20,000	7.00%
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	August 23, 2011	5,000	--	6.00%
		30,000	45,000

		$37,500	$57,500

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

The Company entered into a verbal promissory note agreement with a related party shareholder under which the related party shareholder agreed to provide the Company with an emergency short term loan in the amount of $2,500. The related party shareholder agreed to provide the loan to the Company at 0% rate of interest and the Company agreed to pay the related party shareholder 200,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The Company repaid the entire loan balance in 2012.

A related party shareholder provided the Company with emergency short term loan proceeds totaling $5,000. The Company repaid the related party shareholder the entire $5,000 balance in 2012. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

At December 31, 2012 and 2011, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $45,898 and $11,769, respectively, and are included in accounts payable and accrued liabilities on the accompanying balance sheets. Management intends to have discussions or has already had discussions with several of the promissory note holders who do not currently have convertible notes regarding amending their notes to make them convertible into shares of the Company’s common stock. Any such agreements to convert promissory notes into shares of the Company’s common stock would more than likely have a highly dilutive effect on current shareholders and such dilution may significantly depress the trading price of the Company’s common stock.

Convertible Notes Payable and Notes Payable, in Default

At December 31, 2012, the Company had convertible notes payable, notes payable and stockholder loans of $344,303, of which $252,800 were in default.  The convertible notes payable and notes payable in default at December 31, 2012 are reflected in the tables shown above.

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

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. When these notes are converted into equity, there is typically a highly dilutive effect on current shareholders.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

Convertible Note Payable Dated October 6, 2011 at Fair Value

On October 6, 2011, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $42,500, bears interest at 8.0% per annum and is due on July 11, 2012.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

During the year ended December 31, 2012, the holder converted the note in full into 15,524,573 shares of the Company’s common stock. At December 31, 2011, the convertible note payable, at fair value, was recorded at $119,557.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

Convertible Note Payable Dated January 31, 2012 at Fair Value

On January 31, 2012, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $32,500, bears interest at 8.0% per annum and is due on November 2, 2012.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

During the year ended December 31, 2012, the holder converted the note in full into 11,655,173 shares of the Company’s common stock.

Convertible Note Payable Dated May 7, 2012 at Fair Value

On May 7, 2012, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $32,500, bears interest at 8.0% per annum and is due on February 11, 2013.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 58% multiplied by the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

During the year ended December 31, 2012, the holder converted the note in full into 12,306,513 shares of the Company’s common stock.

Convertible Note Payable Dated October 22, 2012 at Fair Value

On October 22, 2012, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $42,500, bears interest at 8.0% per annum and is due on July 24, 2013.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 60% multiplied by the average of the lowest two trading prices for the Company’s common stock during the twenty five trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

In connection with the issuance of the convertible note payable on October 22, 2012 the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At December 31, 2012, the convertible note payable, at fair value, was recorded at $90,047.

Convertible Note Payable Dated December 18, 2012 at Fair Value

On December 18, 2012, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $42,500, bears interest at 8.0% per annum and is due on September 20, 2013.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 60% multiplied by the average of the lowest two trading prices for the Company’s common stock during the twenty five trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

In connection with the issuance of the convertible note payable on December 18, 2012 the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At December 31, 2012, the convertible note payable, at fair value, was recorded at $93,195.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the years ended December 31, 2012 and 2011:

	For the year ended	For the year ended
	December 31,	December 31,
	2012	2011
Interest expense recorded upon issuance of the convertible note payable	$(221,163)	$(49,982)
Interest recapture on fair value re-measurement of the convertible note payable	23,739	(9,298)
	$(197,424)	$(59,280)

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

The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and it has threatened to take legal action against the Company. The Company paid Tulco the $20,000 fee in January 2012 as required under the Exploration Agreement, however Tulco has not cashed the check from 2012. The Company has not paid Tulco the $20,000 fee in January 2013 as contemplated in the Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and that therefore the Company has no further rights to explore and salvage the Juno Beach site. The Company is exploring its legal rights and options with regard to the relationship with Tulco and the Exploration Agreement.

Recovery Permit with Florida Division of Historical Resources

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida.

Exploration Permit with Florida Division of Historical Resources

On November 2, 2012, the Company received a three year 1A-31 Exploration Permit from the Division of Historical Resources for an area identified off of Lantana Beach, Florida. Under the permit, the Company can begin remote sensing of the site including magnetometer and side scan sonar as necessary, underwater recording of exposed target information using photo, video, measuring tapes and temporary datum points, develop a research plan to test selected target areas that appear to represent historic shipwreck material once the remote sensing has been completed and the data analyzed. The Company and any associated personnel and contractors must adhere to a number of requirements and conditions that are outlined in the permit. If the work authorized under the Exploration Permit confirms the presence of a historical shipwreck then a request for a recovery permit will be made.

Certain Other Agreements

On March 2, 2012, the Company entered into an agreement to become a limited partner in limited partnership joint venture. Under the terms of the agreement the Company agreed to pay $12,000 to the limited partnership in exchange for 16% of the net income received by the general partner. A division committee made up of the limited partners will be appointed to devise an equitable method and time schedule for the division and distribution of any treasure items. The Company agreed to abide by the decision of the division committee.  The agreement expired on June 1, 2012. As of December 31, 2012, the joint venture was considered impaired.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – MATERIAL AGREEMENTS - continued

The Company has an agreement with an individual related to the exploration and recovery of purported archeological items and treasure believed to be located in Missouri. The individual has conducted research as to the theoretical existence of purported artifacts and treasure believed to be located somewhere in Missouri and the Company has provided funding to the individual in order to help fund the exploration and excavation of two separate dig sites. The Company provided a total of $21,000 of funding to the individual in 2011 through its Church Hollow, LLC subsidiary, which was specifically created to partner with a limited partnership controlled by the individual, for the Company to receive a percentage of any artifacts and/or treasure located at the first dig site. The Company also entered into a separate consulting agreement with the individual for 1,000,000 restricted shares of its common stock. No artifacts or treasure were located at the first dig site in 2011 and it was decided that this dig site was not the correct location. In 2012, the Company has provided an additional $12,000 in funding and 1,000,000 restricted shares of its common stock to the individual as its investment in a limited partnership joint venture controlled by the individual related to a second dig site in exchange for the Company receiving 16% of any treasure or artifacts located at the second dig site. No artifacts or treasure have been located at the second dig site. By virtue of the funding and consulting advice that the Company has provided to the individual, the Company believes that it has an ongoing minimum 16% interest in any artifacts or treasure located using the research at any dig site in Missouri related to this project. As of December 31, 2012, the agreement was considered impaired. During the year ended December 31, 2012, the Company recorded a loss on impairment related to the joint venture in the amount of $21,800.

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

In May of 2012, the Company entered into a loan agreement with a shareholder under which the shareholder agreed to provide the Company with an emergency short term loan in the amount of $10,000. The shareholder agreed to provide the loan to the Company with at 0% rate of interest and the Company agreed to pay the shareholder 300,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The issuance is included as interest expense in the amount of $1,500 in the accompanying income statement. The Company repaid the entire loan balance in 2012.

In May of 2012, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 3,000,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. As of December 31, 2012, the Company had issued the related party Director 3,000,000 shares of its restricted common stock pursuant to the agreement. The 3,000,000 shares are included as an expense in the amount of $12,900 in consulting and contractor fees the accompanying income statement.

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

In July of 2012, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 1,200,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 100,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses. All fees paid to the advisor during the twelve month period ended December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement.

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

In July 2012, a related party shareholder provided the Company with emergency short term loan proceeds totaling $5,000. The Company repaid the related party shareholder the entire $5,000 balance prior to December 31, 2012. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In August 2012, the Company entered into a promissory note agreement with a related party shareholder under which the related party shareholder agreed to provide the Company with an emergency short term loan in the amount of $2,500. The related party shareholder agreed to provide the loan to the Company at a 0% rate of interest and the Company agreed to pay the shareholder 200,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The Company repaid the entire loan balance in 2012. The Company issued the 200,000 restricted shares of its common stock that were agreed to as an equity kicker in December of 2012.

In October 2012, the Company issued 1,400,000 shares of its restricted common stock valued at $7,420 to an individual in exchange for a generator to be used on the Company’s main salvage vessel.

In October 2012, the Company issued 500,000 shares of its restricted common stock valued at $3,000 to an individual for providing back hoe operating services in conjunction with the Missouri project. This stock based compensation is included as an expense in consulting and contractor fees in the accompanying income statement.

In October of 2012, the Company entered into an agreement with an individual who was previously a member of the Company’s Board of Directors to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 1,500,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 125,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses. Of the $9,000 in fees paid to the advisor during the year ended December 31, 2012, $7,323 are included in prepaid expenses and $1,667 are included as an expense in consulting and contractor fees in the accompanying income statement.

In December of 2012, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 900,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses. Of the $7,380 in fees paid to the advisor during the year ended December 31, 2012, $6,814 are included in prepaid expenses and $566 are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $2,400 per month to provide administrative services, background research, background checks and investigative information on individuals and companies, and to perform administrative duties and clerical services. If the related party consultant performs additional work then the monthly fee may increase. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended December 31, 2012 the Company paid the related party consultant fees of $7,200. All fees paid to the related party consultant during the twelve month period ended December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the twelve month period ended December 31, 2012. At December 31, 2012, the Company owed the limited liability company $600 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – MATERIAL AGREEMENTS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. All fees paid to the related party consultant during the 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the twelve month period ended December 31, 2012. At December 31, 2012, the Company owed the related party limited liability company $8,381 for transfer agency services rendered, legal fees incurred and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. In July 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $5,677 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 1,530,111 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,677 from the sale of the stock, then they are entitled to receive up to an additional 1,000,000 shares of common stock or a cash payment to cover the difference in the amount owed.

The Company previously had an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month plus additional cash and/or stock based compensation at its discretion based on additional time that the consultant spent rendering services. The Company and the related party consultant mutually agreed to terminate the consulting agreement as of May 4, 2012. In January 2012, the Company issued 1,000,000 shares of its restricted common stock to the related party consultant. The shares were recorded as an expense of $7,900 in consulting and contractor fees in the accompanying income statement. All fees paid to the related party consultant during the twelve month period ended December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement. As of December 31, 2012 the Company did not owe any fees or compensation to the related party consultant.

The Company has an ongoing consulting agreement to pay a limited liability company controlled by its former Chief Financial Officer a minimum of $5,000 per month for providing ongoing financial reporting, strategic planning, and accounting services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. In addition to the cash fees paid to the consultant during the twelve month periods ending December 31, 2011 and 2012 the Company paid the consultant a total of 13 million shares of the Company’s restricted common stock valued at $114,500 in 2011 and 3 million shares of the Company’s restricted common stock valued at $18,900 in 2012.  The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant, including any payments of restricted stock, during the twelve month periods ended December 31, 2011 and December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statements.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $500 per month for bookkeeping services and an additional $5,000 worth of restricted stock and/or cash per quarter for providing assistance with technical accounting and financial reporting. The Company may also pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. In addition to the cash fees paid to the consultant in 2011 and 2012 the Company paid the consultant a total of 4.5 million shares of the Company’s restricted common stock valued at $35,900 in 2011 and 5.5 million shares of the Company’s restricted common stock valued at $33,050 in 2012.  The Company also agreed to reimburse the consultant for certain expenses. TThe agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant, including any payments of restricted stock, during the twelve month periods ended December 31, 2011 and December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statements.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock. The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper. The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. On September 1, 2011, the plaintiffs filed a motion for summary judgment in the matter. Upon review of the facts of the case, the below signed counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s, Micah Eldred, was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, Eldred was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by Eldred would have had to have been reported to overseeing authorities. On May 22, 2012, the Court held the hearing on the motion for summary judgment at which time the court heard argument on the motion. The Plaintiffs argued that as a matter of law, that they were entitled to removal of the legend under Rule 144 of the Securities Act. Seafarer and the transfer agent argued that the Plaintiffs were not entitled to removal of the restrictive legend due to the allegations and evidence that the lead Plaintiff, Eldred, was involved in an illegal distribution of the shares originally in order to avoid registration. The Court ruled in favor of the Defendants, Seafarer Exploration and the transfer agent, denying the motion for summary judgment as to removal of the restrictive legend from such shares. Such litigation continues in the discovery phase currently including requests to produce and interrogatories, but no further Court events are scheduled.

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company. The limited liability company is claiming that the Company owes $12,064, plus court costs and attorney’s fees under a lease agreement. The plaintiff is demanding that the court render judgment against the Company in the amount of $12,064, plus court costs and attorney’s fees pursuant to Section 720.305(1) of the Florida Statutes costs and other relief as the court deems just and proper. Management believes that the limited liability company was paid all of the fees owed to it under the lease agreement and the Company plans to mount a vigorous defense against this claim and is currently seeking all attorney’s fees and costs for what it sees as a spurious claim. The Company has presented proof of payment for all billed liabilities and believes that full payment was made. The Company has filed and will keep pending a motion for sanctions and dismissal of the cause of action. On February 21, 2013, both parties settled the matter with neither party making any admission of liability.

On March 2, 2010, the Company filed a complaint naming, Sean Murphy as a Defendant who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. On April 5, 2011, a jury in Hillsborough County, Florida found in favor of the Company and found that the defendant was responsible for $5,080,000 in compensatory damages. In 2012, the Company attempted to schedule a trial for the punitive damages, but the Court cancelled the trial due to scheduling of priority cases. The Company is currently seeking final entry of not only the judgment, but will be exercising collection matters against the Defendant. The Company intends to pursue collection, no matter the ability of the Defendant to pay.

The Company currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to the Company, and against the individual as a guarantor of the promissory note. The defendants have filed an answer in the nature of a general denial, certain affirmative defenses, and a singular counterclaim against the Company and its CEO, individually, alleging that the Company and its CEO were negligent in the use or maintenance of a vessel owned by the corporation, for which damages are sought in excess of $15,000. Seafarer’s legal counsel intends to argue that the Company’s CEO has been improperly individually joined in this action. The counterclaim allegations are being vigorously legally contested by both the Company and its CEO. Motion to strike and dismiss defenses and counterclaims are currently pending, legal discovery is ongoing, and the pleadings are not otherwise currently “at-issue” to schedule the action for trial. At the time of the filing of this form 10-K, the Company’s motions have not been set for hearing and dispositions by the court.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS

In January of 2012, two individuals who are related to the Company’s CEO entered into a subscription agreement to purchase 1,250,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $5,000.

In January of 2012, the Company entered into a convertible loan agreement in the amount of $50,000 with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest are due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

In May of 2012, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 3,000,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. As of December 31, 2012, the Company had issued the related party Director 3,000,000 shares of its restricted common stock pursuant to the agreement. The 3,000,000 shares are included as an expense in the amount of $18,900 in consulting and contractor fees the accompanying income statement.

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

In August 2012, the Company entered into a promissory note agreement with a related party shareholder under which the related party shareholder agreed to provide the Company with an emergency short term loan in the amount of $2,500. The related party shareholder agreed to provide the loan to the Company at a 0% rate of interest and the Company agreed to pay the shareholder 200,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The Company repaid the entire loan balance prior December 31, 2012. The Company issued the 200,000 restricted shares of its common stock that were agreed to as an equity kicker in December of 2012.

In December of 2012, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 1,250,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $5,000.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $2,400 per month to provide administrative services, background research, background checks and investigative information on individuals and companies, and to perform administrative duties and clerical services. If the related party consultant performs additional work then the monthly fee may increase. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended December 31, 2012 the Company paid the related party consultant fees of $7,200. All fees paid to the related party consultant during the twelve month period ended December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the twelve month period ended December 31, 2012. At December 31, 2012, the Company owed the limited liability company $600 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. All fees paid to the related party consultant during the 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the twelve month period ended December 31, 2012. At December 31, 2012, the Company owed the related party limited liability company $8,381 for transfer agency services rendered, legal fees incurred and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. In May 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $19,260 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company of which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 6,641,583 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency less than $19,260 from the sale of the stock, then they are entitled to receive up to an additional 4,000,000 shares of common stock or a cash payment until the balance is paid in full. In July 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $5,677 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 1,530,111 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,677 from the sale of the stock, then they are entitled to receive up to an additional 1,000,000 shares of common stock or a cash payment to cover the difference in the amount owed.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS - continued

The Company previously had an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month plus additional cash and/or stock based compensation at its discretion based on additional time that the consultant spent rendering services. The Company and the related party consultant mutually agreed to terminate the consulting agreement as of May 4, 2012. In January 2012, the Company issued 1,000,000 shares of its restricted common stock to the related party consultant. The shares were recorded as an expense of $7,900 in consulting and contractor fees in the accompanying income statement. All fees paid to the related party consultant during the twelve month period ended December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement. As of December 31, 2012 the Company did not owe any fees or compensation to the related party consultant.

At December 31, 2012, the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible promissory note dated January 18, 2012, in the amount of $50,000, with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest were due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share. The note is currently in default due to non-payment of principal and interest as of the date of the filing of this form 10-K. The lenders may file suit to foreclose on the Company’s assets then such consequence may have a material adverse effect on the Company and its prospects that could include shutting down the Company’s operations.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2012:

On February 1, 2013 the Company entered into an agreement with a corporation under which Seafarer was given the rights to explore a purported historic shipwreck located off of Brevard County, Florida. Under the terms of the agreement Seafarer agreed to provide services that are normal to the exploration and salvage of historic shipwrecks including exploration, dig and identify, research and establish historic province, salvage, recover and conserve artifacts and archeological material from abandoned and lost shipwreck sites. Seafarer will also assist to obtain and/or update the necessary permits and contracts with various governmental agencies including the Florida Division of Historical Resources, including environmental permits, which are required to be able to explore and eventually salvage the shipwreck site. Seafarer will also act as the project manager for the exploration and salvage of the shipwreck site. Under the agreement, Seafarer will receive 60% of any recovery of archeological material from the shipwreck site and the corporation will receive 40% net of any percentages that are donated to the State of Florida. All ancillary rights including but not limited to public exhibits, publicity, movies, real time video, television, literary, archival research, and replica rights shall be shared equally between Seafarer and the corporation. Seafarer agreed to pay to the corporation 10 million shares of its restricted common stock with 2.5 million shares due and payable upon execution of the agreement, 2.5 million shares due and payable upon the receipt of a salvage and recovery contract from the State of Florida, 2.5 million shares upon commencement of the work at the site, and 2.5 million shares upon the discovery of valuable archeological material. Seafarer may in its discretion issue additional performance shares of its stock to the corporation.  Seafarer and the corporation will be jointly responsible for overseeing the conservation of archeological materials from the site and will mutually locate and agree on a third party to handle the conservation of the artifacts. Seafarer will be responsible for 60% of the cost of the conservation of the artifacts and the corporation will be responsible for 40% of the cost. Seafarer and the corporation are individually responsible for their own costs and expenses that they incur that are associated with the agreement, including but not limited to fees, insurance, independent contractors, food, permit and contract fees, repairs, equipment, vessels, divers, safety equipment, travel, legal expenses, etc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Item 9A. Controls and Procedures. - continued

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

*	We have not achieved an optimal segregation of duties for executive officers of the Company

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	50	President, Chief Executive Officer, Chairman of the Board
Charles Branscumb	42	Director
Robert L. Kennedy	60	Director

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

Robert L. Kennedy

Dr.Robert L. “Rob” Kennedy is a Professor in the Office of Educational Development of the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas.  Prior to that, he was Clinical Professor and Chair of the Department of Nursing Science, and Director of the Scholarship and Research Center, all in the UAMS.  He has worked in the areas of evaluation, research, statistics, and technology in several universities, including the University of Arkansas at Little Rock, Western Kentucky University, the University of Central Arkansas, and was an adjunct with the University of Central Michigan and the University of Memphis.  His Ph.D. was awarded from the University of Missouri, Columbia, in Higher Education with majors in Educational Psychology and Mathematical Statistics.  He has consulted with numerous school districts and businesses, done extensive research and documentation, and is a past-president of both the Mid-South Educational Research Foundation and the Mid-South Educational Research Association (MSERA).  He maintains an active interest in MSERA, chairing the Publications Committee and presenting during annual meetings.  He also reviews for the organization's journal, Research in the Schools.

Family Relationships

Charles Branscum is related to Seafarer’s CEO, Kyle Kennedy.

Robert L. Kennedy is related to Seafarer’s CEO, Kyle Kennedy.

Director Positions in Other Public Companies

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

Code of Conduct

As the Board of Directors only has three directors, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics although the Company intends to adopt a code of ethics.

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/12	--	--	--	--	--	--	--	--
	12/31/11	--	--	--	--	--	--	--	--
	12/31/10	--	--	--	--	--	--	--	--

(1)
The Company does not pay a salary, bonus or provide any health benefits to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2012, December 31, 2011 and December 31, 2010. Mr. Kennedy is required to travel extensively on Company business as the Company’s dive operations are on the east coast of Florida and the Company’s headquarters are located on the west coast of Florida. The Company decided that it would be less expensive for Mr. Kennedy to use his personal vehicle than to lease him a car. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company business. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel advances for estimated mileage and fuel for the use of his personal vehicle for Company business and reimburses him for various other expenses. The Company also paid $5,490 in 2012 and $7,038 in 2011 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

All compensation paid to executives who were officers of the Company as of December 31, 2012 for the periods ending December 31, 2012, 2011 and 2010 is reflected in the Officers Summary Compensation Table.

Directors Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/12	--	--	--	--	--	--	--	--
	12/31/11	--		--
	12/31/10	--	--	--	--	--	--	--	--

Pelle Ojasu (2)	12/31/12	--	--	--	--	--	--	--	--
	12/31/11	--	--	--	--	--	--	--	--
	12/31/10	--	--	40,000	--	--	--	--	$40,000

Ralph Johnson (3)	12/31/12	--	--	--	--	--	--	--	--
	12/31/11	--	--	--	--	--	--	--	--
	12/31/10	--	--	--	--	--	--	--	--

Charles Branscum (4)	12/31/12	--	--	$18,900	--	--	--	--	$18,900
	12/31/11	--	--	$40,000	--	--	--	--	$40,000
	12/31/10	--	--	--	--	--	--	--	--

(1)	During the twelve month period ended December 31, 2012 and 2011, the Company did not pay any Director’s fees to Mr. Kennedy.
(2)
Mr. Ojasu resigned as a Director of the Company. Subsequent to Mr. Ojasu’s resignation as a Director, he entered into an advisory council agreement with the Company under which he was paid 900,000 restricted shares of the Company’s common stock. During the twelve month period ended December 31, 2010, the Company paid Mr. Ojasu a Director’s fee of 5,000,000 restricted shares of its common stock valued at $40,000.

(3)
During the twelve month period ended December 31, 2011, the Company did not pay any Director’s fees to Mr. Johnson. The Company paid Mr. Johnson fees of $49,551 and 1,000,000 restricted shares of its common stock under separate consulting agreements. Effective October 15, 2011, Mr. Johnson resigned as a Director of the Company.

(4)
During the twelve month period ended December 31, 2012, the Company paid a fee of 3,000,000 restricted shares of its common stock to Mr. Branscum, valued at $18,900, in exchange for his participation as a member of the Board of Directors.During the twelve month period ended December 31, 2011 the Company paid a fee of 2,500,000 restricted shares of its common stock to Mr. Branscum, valued at $40,000, in exchange for his participation as a member of the Board of Directors.

Item 11. Executive Compensation - continued

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors who were directors of the Company during the twelve month period ended December 31, 2012 for the periods ending December 31, 2012, 2011 and 2010 is reflected in the Directors Summary Compensation Table.

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

Our total authorized capital stock consists of 850,000,000 shares of common stock, $0.0001 par value per share. As of April 12, 2012, there were 780,569,084 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 12, 2012.

		Percentage
		Of Common
		Shares
	Shares of Common Stock	Beneficially
Name and Address of Beneficial Owner (1)	Beneficially Owned	Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	34,900,000 (3)	4.47%
Charles Branscum – Director	5,500,000	0.70%
All directors and officers as a group (2 persons)	48,240,267	6.18%
Credo Argentarius, LLC	34,900,000 (3)	4.47%
Robert L. Kennedy	7,840,267	1.00%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.
(2)	Percentages are based on 780,569,084 shares of common stock issued and outstanding at April 12 2013.
(3)
For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include:  34,900,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by  Mr. Kennedy’s wife. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January of 2012, two individuals who are related to the Company’s CEO entered into a subscription agreement to purchase 1,250,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $5,000.

In January of 2012, the Company entered into a convertible loan agreement in the amount of $50,000 with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest are due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

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

In August 2012, the Company entered into a promissory note agreement with a related party shareholder under which the related party shareholder agreed to provide the Company with an emergency short term loan in the amount of $2,500. The related party shareholder agreed to provide the loan to the Company at a 0% rate of interest and the Company agreed to pay the shareholder 200,000 restricted shares of its common stock as an equity kicker in exchange for providing the emergency no interest rate loan. The Company repaid the entire loan balance prior December 31, 2012. The Company issued the 200,000 restricted shares of its common stock that were agreed to as an equity kicker in December of 2012.

In December of 2012, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 1,250,000 shares of the Company’s restricted common stock at a price of $0.004 per share and the Company received proceeds of $5,000.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $2,400 per month to provide administrative services, background research, background checks and investigative information on individuals and companies, and to perform administrative duties and clerical services. If the related party consultant performs additional work then the monthly fee may increase. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended December 31, 2012 the Company paid the related party consultant fees of $7,200. All fees paid to the related party consultant during the twelve month period ended December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the twelve month period ended December 31, 2012. At December 31, 2012, the Company owed the limited liability company $600 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. All fees paid to the related party consultant during the 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the twelve month period ended December 31, 2012. At December 31, 2012, the Company owed the related party limited liability company $8,381 for transfer agency services rendered, legal fees incurred and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. In May 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $19,260 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company of which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 6,641,583 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency less than $19,260 from the sale of the stock, then they are entitled to receive up to an additional 4,000,000 shares of common stock or a cash payment until the balance is paid in full. In July 2012 the Company entered into a debt settlement agreement with the related party vendor to settle $5,677 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 1,530,111 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,677 from the sale of the stock, then they are entitled to receive up to an additional 1,000,000 shares of common stock or a cash payment to cover the difference in the amount owed.

The Company previously had an ongoing agreement to pay a person who is related to the Company’s CEO a minimum of $3,000 per month plus additional cash and/or stock based compensation at its discretion based on additional time that the consultant spent rendering services. The Company and the related party consultant mutually agreed to terminate the consulting agreement as of May 4, 2012. In January 2012, the Company issued 1,000,000 shares of its restricted common stock to the related party consultant. The shares were recorded as an expense of $7,900 in consulting and contractor fees in the accompanying income statement. All fees paid to the related party consultant during the twelve month period ended December 31, 2012 are included as an expense in consulting and contractor fees in the accompanying income statement. As of December 31, 2012 the Company did not owe any fees or compensation to the related party consultant.

Item 13. Certain Relationships and Related Transactions, and Director Independence - continued

At December 31, 2012, the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible promissory note dated January 18, 2012, in the amount of $50,000, with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest were due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share. The note is currently in default due to non-payment of principal and interest as of the date of the filing of this form 10-K. The lenders may file suit to foreclose on the Company’s assets then such consequence may have a material adverse effect on the Company and its prospects that could include shutting down the Company’s operations.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2012 and 2011, the Company paid $35,750 and $21,750 respectively, in fees for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2012 and 2011, the Company paid $0 in fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2012 and 2011.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Agreement by and between Ridgely-Stemmons Limited Partnersnip, Joint-Venture and Seafarer Exploration Corp. dated March 2, 2012. Filed with this Form 10-K.

10.3	Consulting Agreement by and between David Chalela and Seafarer Exploration Corp. dated April 3, 2012. Filed with this Form 10-K.

10.4	Board of Directors Letter Agreement by and between Charles Branscum and Seafarer Exploration Corp. dated May 16, 2012. Filed with this Form 10-K.

10.5	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated May 25, 2012. Filed with this Form 10-K.

10.6	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated July 10, 2012. Filed with this Form 10-K.

10.7	Advisory Council Agreement by and between Pelle Ojasu and Seafarer Exploration Corp. dated October 23, 2012. Filed with this Form 10-K.

10.8	Advisory Council Agreement by and between Len Kohl and Seafarer Exploration Corp. dated December 03, 2012. Filed with this Form 10-K.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 12, 2013	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 12, 2013	By:	/s/ Charles Branscum
Charles Branscum, Director

By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director