Form 10-Q
period 2013-03-31
SEAFARER EXPLORATION CORP
filed 2013-05-17
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes     ☐  No     ☑

As of May 15, 2013, there were 804,003,236 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2013

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$131,780	$43,919
Prepaid expenses	462,176	36,014
Advances to shareholder	3,267	3,267
Deposits and other receivables	1,183	1,183
Total current assets	598,406	84,383

Property and equipment – net	155,727	164,223
Investments	1,100	1,100
Total Assets	$755,233	$249,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$112,666	$140,270
Convertible notes payable	99,821	91,503
Convertible notes payable – related parties	8,026	--
Convertible notes payable, in default	156,800	149,300
Convertible notes payable, in default – related parties	66,000	66,000
Convertible note payable, at fair value	72,633	183,242
Notes payable, in default	30,000	30,000
Notes payable in default related parties	7,500	7,500
Total current liabilities	553,446	667,815

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 and 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	--	--
Common stock, $0.0001 par value – 850,000,000 shares authorized; 783,891,293 and 739,313,459 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	78,389	73,931
Additional paid-in capital	6,390,881	5,356,866
Deficit accumulated during the development stage	(6,267,483)	(5,848,906)
Total stockholders’ equity (deficit)	201,787	(418,109)
Total Liabilities and Stockholders’ Equity (Deficit)	$755,233	$249,706

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	288,236	111,172
Professional fees	35,042	14,500
Depreciation	8,496	8,125
General and administrative expenses	19,728	12,530
Vessel expenses	38,371	22,540
Travel and entertainment	15,538	12,661
Rent expense	21,618	3,796
Total operating expenses	427,029	185,324
Loss from operations	(427,029)	(185,324)
Other income (expense):
Interest expense	(33,710)	(11,437)
Interest income	80,609	33,150
Loss on extinguishment of debt	(38,447)	--
Total other income (expense)	8,452	21,713

Net loss	$(418,577)	$(163,611)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	753,178,202	613,383,473

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

February 15,
2007
(Inception) to
March 31,
2013
Revenue	$-

Expenses:
Consulting and contractor expenses	3,471,387
Professional fees	523,300
Depreciation	176,694
General and administrative expenses	339,662
Vessel expenses	417,254
Travel and entertainment	232,914
Rent expense	142,304
Other operating expenses	13,187
Total operating expenses	5,316,702
Loss from operations	(5,316,702)
Other income (expense)
Interest expense	(713,251)
Interest income	224,830
Loss on extinguishment of debt	(419,560)
Loss on impairment	(42,800)
Total other income (expense)	(950,781)

Net loss	$(6,267,483)

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
	Three months ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(418,577)	$(163,611)	$(6,267,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,496	8,125	176,693
Allowance for uncollectible notes receivable	--	--	38,867
Amortization of debt discount	15,345	--	17,565
Amortization of deferred finance costs	--	--	59,606
Interest (income) expense on fair value adjustment on convertible notes payable	(80,609)	(28,670)	369,744
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of debt	--	--	381,113
Loss on impairment	--	--	42,800
Stock issued for services	690,180	7,901	2,524,036
Stock issued to satisfy legal services	51,199	--	116,693
Stock issued for financing fees	--	--	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(426,160)	29,975	(474,420)
Advances to shareholders	--	(1,001)	(1,015)
Deposits and other receivables	--	--	(23,346)
Accounts payable and accrued liabilities	(8,358)	(2,741)	223,843
Net cash used in operating activities	(168,484)	(150,022)	(2,802,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	--	--	(25,000)
Purchase of investment in LLC	--	(12,000)	(34,100)
Acquisition of equipment	--	--	(325,000)
Net cash used in investing activities	--	(12,000)	(384,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	151,845	80,000	2,199,389
Proceeds from the issuance of convertible notes, related parties	55,500	50,000	111,500
Proceeds from the issuance of convertible notes, non related parties	79,000	40,000	841,800
Proceeds from the issuance of notes payable	--	--	286,500
Proceeds from the issuance of notes payable – related parties	--	--	8,500
Payments on convertible notes payable	(30,000)	--	(76,000)
Payments on notes payable	--	--	(57,500)
Payments on notes payable – related parties	--	--	(1,000)
Proceeds from loans from stockholders	--	--	40,925
Payments on loans from stockholders	--	--	(36,225)
Net cash provided by financing activities	256,345	170,000	3,317,889

NET INCREASE IN CASH	87,861	7,978	131,780
CASH, BEGINNING OF PERIOD	43,919	8,838	--
CASH, END OF PERIOD	$131,780	$16,816	$131,780

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued in conjunction with a joint venture	$--	$--	$9,800
Common stock issued to satisfy debt	$--	$--	$76,528
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Convertible debt converted to common stock including accrued interest	$--	$--	$1,238,248
Common stock issued in exchange for a fixed asset	$--	$--	$7,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $6,267,483 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2013. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2013 and 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended March 31, 2013 and 2012. During the period from inception to March 31, 2012, the Company has incurred $21,000 in impairment charges related to its investment in Church Hollow, LLC.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2013, the Company has not implemented an employee stock based compensation plan.

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

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events , the Company evaluated subsequent events through May 15, 2013, the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Net loss attributable to common stockholders	$(418,577)	$(163,611)

Weighted average shares outstanding:
Basic and diluted	753,178,202	613,383,473

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

The Company previously issued seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of March 31, 2013, no shares of preferred stock had been converted into shares of the Company’s common stock.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2013 and December 31, 2012, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $6,267,483 and $5,848,906 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2013 and December 31, 2012. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - LEASE OBLIGATION

Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on September 12, 2011 for its current location. Under the terms of the amended lease agreement, the lease term has been extended to June 30, 2013, with a base monthly rent of $1,166. There may be additional monthly charges for pro-rated maintenance, late fees, etc.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was ultimately superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of March 31, 2013 and December 31, 2012:

Issue Date	Maturity Date	March 31, 2013	December 31, 2012	Interest Rate	Conversion Rate
Convertible notes payable:
February 17, 2012	February 17, 2013	$--	$7,500	6.00%	0.004
April 5, 2012	April 5, 2013	15,000	15,000	6.00%	0.005
July 16, 2012	July16, 2013	5,000	5,000	6.00%	0.005
October 31, 2012	April 30, 2013	8,000	8,000	6.00%	0.004
November 20, 2012	May 20, 2013	43,845	36,003	6.00%	0.005
December 20, 2012	June 20, 2013	20,000	20,000	6.00%	0.004
January 11, 2013	July 11, 2013	6,343	--	6.00%	0.004
January 19, 2013	July 30, 2013	679	--	6.00%	0.004
January 28, 2013	January 28, 2014	380	--	6.00%	0.005
January 28, 2013	January 28, 2014	380	--	6.00%	0.005
February 11, 2013	August 11, 2013	194	--	6.00%	0.006
		99,821	91,503

Convertible notes payable– related parties:
January 7, 2013	June 30, 2013	$5,031	$--	6.00%	0.004
January 19, 2013	July 30, 2013	2,036	--	6.00%	0.004
February 7, 2013	August 7, 2013	464	--	6.00%	0.005
March 6, 2013	September 6, 2013	495	--	6.00%	0.015
		8,026	--

Convertible notes payable, in default :
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	$0.0150
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	$0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	$0.0080
February 17, 2012	February 17, 2013	7,500	--	6.00%	0.004
November 9, 2011	December 31, 2012	35,000	35,000	6.00%	0.004
		156,800	149,300

Convertible notes payable – related parties, in default:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	$0.0150
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	$0.0050
January 18, 2012	July 18, 2012	50,000	50,000	8.00%	$0.004
		66,000	66,000

		$330,647	$306,803

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

The following tables reflect the allocation of the purchase on the financing date:

$50,000
Convertible Note	Face Value
Proceeds	$50,000
Paid-in capital (beneficial conversion feature)	(2,000)
Paid-in capital (warrants)	(14,286)
Carrying value	$33,714

The discount on the convertible note arose from the allocation of basis to the beneficial conversion feature and the embedded warrants. The discount is amortized through charges to interest expense over the term of the debt agreement. For the three months ended March 31, 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $7,842. The carrying value of the convertible note at March 31, 2013 and December 31, 2012 was $43,845 and $36,003, respectively.

Between January 7, 2013 and March 6, 2013, the Company issued an aggregate $134,500 6% convertible notes. The principal amount of the notes and interest is payable on the maturity date. The note and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815 and other applicable guidance. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The note is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. The calculation of the effective conversion amount did result in a beneficial conversion feature.

The following tables reflect the aggregate allocation of the purchase on the financing date(s):

$134,500
Convertible Note	Face Value
Proceeds	$134,500
Paid-in capital (beneficial conversion feature)	(126,000)
Carrying value	$8,500

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the three months ended March 31, 2013, the Company recorded interest expense related to the amortization of debt discounts in the amount of $7,502. The aggregate carrying value of these convertible notes at March 31, 2013 was $59,848.

The following table reflects the notes payable as of March 31, 2013 and December 31, 2012:

Issue Date	Maturity Date	March 31, 2013	December 31, 2012	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$37,500	$37,500

At March 31, 2013 and December 31, 2012, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $32,139 and $45,898, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

Convertible Notes Payable and Notes Payable, in Default

At March 31, 2013, the Company had convertible notes payable, convertible notes payable at fair value and notes with a face value of $547,800 of which $252,800 were in default.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

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

During the three months ended March 31, 2013, the Company repaid $30,000 in principal. At March 31, 2013 and December 31, 2012, the convertible note payable, at fair value, was recorded at $16,014 and $90,047, respectively.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

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

At March 31, 2013 and December 31, 2012, the convertible note payable, at fair value, was recorded at $56,619 and $93,195, respectively.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended March 31, 2012 and 2011:

	For the three months ended
	March 31,	March 31,
	2013	2012
Interest expense recorded upon issuance of the convertible note payable	$--	$(16,462)
Interest recapture on fair value re-measurement of the convertible note payable	(80,609)	45,132
	$(80,609)	$28,670

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

Agreement to Explore Shipwreck

On February 1, 2013, the Company entered into an agreement with a corporation under which Seafarer was given the rights to explore a purported historic shipwreck located off of Brevard County, Florida. Under the terms of the agreement Seafarer agreed to provide services that are normal to the exploration and salvage of historic shipwrecks, including exploration, dig and identify, research and establish historic province, salvage, recover and conserve artifacts and archeological material from abandoned and lost shipwreck sites. Seafarer will also assist to obtain and/or update the necessary permits and contracts with various governmental agencies including the Florida Division of Historical Resources, including environmental permits, which are required to be able to explore and eventually salvage the shipwreck site. Seafarer will also act as the project manager for the exploration and salvage of the shipwreck site. Under the agreement, Seafarer will receive 60% of any recovery of archeological material from the shipwreck site and the corporation will receive 40% net of any percentages that are donated to the

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENT - continued

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

Certain Other Agreements

On January 8, 2013, the Company entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 4,000,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses.

In January of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 900,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses. All fees paid to the advisor during the three month period ended March 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company and a consultant mutually amended an agreement they had entered into in August of 2011 under which the consultant agreed to provide services and advice to the Company on site work as deemed necessary for the job, directing, mapping, charting for the Company in relation to the specific shipwreck project under the direction of the Company’s President. Under the original terms of the consulting agreement the Company agreed to pay the consultant $10,000 per month after receiving an approved salvage permit with the State of Florida for the shipwreck site that the consultant agreed to make known to the Company. Under the amended agreement the Company agreed to pay the consultant $5,000 per month instead of $10,000 and provide him with 2,500,000 restricted shares of its common stock as consideration for the services. All of the other terms of the original consulting agreement remain in effect. All fees paid to the advisor during the three month period ended March 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement.

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

20% to the FLDHR
40% to Tulco
40% to the Company

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – DIVISON OF ARTIFACTS AND TREASURE - continued

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – LEGAL PROCEEDINGS

On December 11, 2009, the Company, its CEO and transfer agent were named as defendants in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida, by 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock. The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. The plaintiffs are seeking actual damages in an amount greater than $15,000, punitive damages to be determined at trial, injunctive relief requiring the defendants to reissue the plaintiff’s stock without the restrictive legends, injunctive relief barring the defendants from removing the stock legends from any Seafarer stock until the dispute with the plaintiffs is fully resolved, injunctive relief barring the defendants from selling their Seafarer stock, directly or indirectly, until the dispute with the plaintiffs is fully resolved, a declaratory judgment that plaintiffs are entitled to have their shares reissued without the restrictive legend, such other incidental and consequential damages as may be proven at trial, costs, interest, and legal expenses allowed by law and such other further relief as the court may deem just and proper. The Company contends that the restrictive legends were either (i) not qualified for removal under Rule 144 promulgated under the Securities Act of 1933, (ii) the plaintiffs failed to provide sufficient facts supporting removal of the restrictive legends, or (iii) the plaintiffs failed to provide sufficient facts to demonstrate that the distribution was not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933. On September 1, 2011, the plaintiffs filed a motion for summary judgment in the matter. Upon review of the facts of the case, counsel filed a response to the motion for summary judgment, in which pleading and supporting affidavit, the Company presented factual allegations that the initial investment by one of the Plaintiff’s, Micah Eldred, was made in the private company of Seafarer, Inc. on June 15, 2007 for $5,000. The Company alleged in its responsive court filing, that at the time of the investment, share rights and disbursal of such shares in the public company, Eldred was a registered and licensed broker with the NASD; any ownership interests and in this case a control position held by Eldred would have had to have been reported to overseeing authorities. On May 22, 2012, the Court held the hearing on the motion for summary judgment at which time the court heard argument on the motion. The Plaintiffs argued that as a matter of law, that they were entitled to removal of the legend under Rule 144 of the Securities Act. Seafarer and the transfer agent argued that the Plaintiffs were not entitled to removal of the restrictive legend due to the allegations and evidence that the lead Plaintiff, Eldred, was involved in an illegal distribution of the shares originally in order to avoid registration. The Court ruled in favor of the Defendants, Seafarer Exploration and the transfer agent, denying the motion for summary judgment as to removal of the restrictive legend from such shares. Such litigation continues in the discovery phase currently including requests to produce and interrogatories, but no further Court events are scheduled.

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

The Company currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to the Company, and against the individual as a guarantor of the promissory note. The defendants have filed an answer in the nature of a general denial, certain affirmative defenses, and a singular counterclaim against the Company and its CEO, individually, alleging that the Company and its CEO were negligent in the use or maintenance of a vessel owned by the corporation, for which damages are sought in excess of $15,000. Seafarer’s legal counsel intends to argue that the Company’s CEO has been improperly individually joined in this action. The counterclaim allegations are being vigorously legally contested by both the Company and its CEO. Motion to strike and dismiss defenses and counterclaims are currently pending, legal discovery is ongoing, and the pleadings are not otherwise currently “at-issue” to schedule the action for trial. At the time of the filing of this form 10-Q, the Company’s motions have not been set for hearing and dispositions by the court.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2013:

In January of 2013, the Company entered into a convertible loan agreement in the amount of $7,500 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before June 30, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

In February of 2013, the Company entered into a convertible loan agreement in the amount of $15,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before July 30, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

In February of 2013, the Company entered into a convertible loan agreement in the amount of $10,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before August 7, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share.

In March of 2013, the Company entered into a convertible loan agreement in the amount of $23,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before September 6, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.015 per share.

In January of 2013, the Company entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 4,000,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $2,400 per month to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform administrative duties and clerical services. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended March 31, 2013, the Company paid the related party consultant fees of $4,800. All fees paid to the related party consultant during the three month period ended March 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At March 31, 2013, the Company owed the limited liability company $1,200 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month period ended March 31, 2013, the Company paid the related party transfer agency fees of $4,864. All fees paid to the related party consultant during the three month period ended March 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At March 31, 2013, the Company owed the related party limited liability company $12,780 for transfer agency services rendered, legal fees incurred and other services. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet. In March of 2013, the Company entered into two separate debt settlement agreements with the related party vendor to settle a total of $12,751 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company of which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 1,505,834 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $12,751 from the sale of the stock, then they are entitled to receive up to an additional 2,000,000 shares of common stock or a cash payment until the balance is paid in full.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS - continued

At March 31, 2013 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated January 7, 2013, due to a person related to the Company’s CEO with a face amount of $7,500. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.004 per share.  The convertible note payable is due on or before June 30, 2013 and is not secured.

A convertible note payable dated January 19, 2013, due to a person related to the Company’s CEO with a face amount of $15,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.004 per share.  The convertible note payable is due on or before July 30, 2013 and is not secured.
.
A convertible note payable dated February 7, 2013, due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.005 per share.  The convertible note payable is due on or before August 7, 2013 and is not secured.

A convertible note payable dated March 6, 2013, due to a person related to the Company’s CEO with a face amount of $23,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable is due on or before September 6, 2013 and is not secured.

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

Plan of Operation

During the periods ended March 31, 2013 and 2012, the Company has taken the following steps to implement its business plan:

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

There is a second shipwreck site off of Lantana Beach Florida in which the Company has received a three stage permit from the Florida Division of Historical Resources. The permit is for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year. Phase 1 of the permit has been completed. The Company's plan is to salvage the site in an archeologically sensitive manner once Phase 2 has been completed. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. The Company is awaiting approval for various environmental permits before it commences Phase 2 operations at the Lantana Site. There is no guarantee that the Company will receive approval for its environmental permits and it is possible that these permits could be delayed for various reasons. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is very highly likely that the Company will never recover any artifacts or treasure of any significant value from the Lantana site.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. March 31, 2013, the Company had working capital of $44,960. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  - continued

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through March 31, 2013 are $5,316,702. Since inception, we have incurred $3,471,387 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $417,254 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $523,300 in professional fees related to legal, auditing and accounting services.

The Company’s net loss for the three month period ended March 31, 2013 was $418,577 as compared to a net loss of $163,611 during the three month period ended March 31, 2012. The increase in the net loss for the three month period ended March 31, 2013 was primarily attributable to an increase in consulting and contractor expenses as well as vessel expenses. During the three month period ended March 31, 2013 consulting and contractor fees were $288,236 as compared to $111,172 during the three month period ended March 31, 2012. The 159% increase in consulting and contractor fees in 2013 was largely a result of an increase in fees paid for administrative and operating consulting expenses and a fee paid under a joint venture agreement. During the three month period ended March 31, 2013, the Company incurred vessel related expenses of $38,371 versus $22,540 during the three month period ended March 31, 2012. The 70% increase in vessel expenses in 2013 was due to repairs and maintenance work done on the Company’s primary salvage vessel and a continued lull in the Company’s operations due to permitting issues in 2012 that reduced the need for repairs and maintenance. The general and administrative expenses for the period ended March 31, 2013 was $19,728 compared to $12,530 for the period ended March 31, 2012. This 57% increase was mainly due to an increase in corporate communications and administrative expenses. During the three month period ended March 31, 2013 professional fees were $35,042 as compared to $14,500 during the three month period ended March 31, 2012. The approximate 142% decrease in professional fees in 2013 was largely attributable to more fees paid to attorneys due to more associated costs pertaining to legal issues. The Company incurred travel and entertainment expenses of $15,538 during the three month period ended March 31, 2013 as compared to $12,661 during the three month period ended March 31, 2012. The 23% increase in travel and entertainment is due to increased activity by management and consultants preparing for the 2013 salvage season. The Company has however continued to monitor travel and entertainment expenses closely as a part of the Company’s efforts to control expenses.

Liquidity and Capital Resources

At March 31, 2013, we had cash in the bank of $131,780.   During the period ended March 31, 2013, and the period from inception to March 31, 2013, we incurred net losses of $418,577 and $6,267,483, respectively. At March 31, 2013, we had $598,406 in current assets and $553,446 in current liabilities, leaving us working capital of $44,960.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt during the three month period ended March 31, 2013. The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. The Company’s main salvage vessel required numerous repairs and maintenance in 2012. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and a drain on the Company’s cash.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $427,049 for the three month period ended March 31, 2013 and $693,783 for the twelve month period ended December 31, 2012. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

The Company currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to the Company, and against the individual as a guarantor of the promissory note. The defendants have filed an answer in the nature of a general denial, certain affirmative defenses, and a singular counterclaim against the Company and its CEO, individually, alleging that the Company and its CEO were negligent in the use or maintenance of a vessel owned by the corporation, for which damages are sought in excess of $15,000. Seafarer’s legal counsel intends to argue that the Company’s CEO has been improperly individually joined in this action. The counterclaim allegations are being vigorously legally contested by both the Company and its CEO. Motion to strike and dismiss defenses and counterclaims are currently pending, legal discovery is ongoing, and the pleadings are not otherwise currently “at-issue” to schedule the action for trial. At the time of the filing of this form 10-Q, the Company’s motions have not been set for hearing and dispositions by the court.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2013, the Company issued 26,100,000 shares of its restricted common stock to consultants for various consulting services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2013, the Company sold 16,100,000 shares of its restricted common stock and received proceeds of $151,875. The proceeds were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

A related party vendor agreed to convert a portion of its debt, $12,751, into 1,505,834 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: May 16, 2013	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 16, 2013	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director

Date: May 16, 2013	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director