Form 10-K/A
period 2012-12-31
SEAFARER EXPLORATION CORP
filed 2013-07-25
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Seafarer Exploration Corp.'s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

10.2
Agreement by and between Ridgely-Stemmons Limited Partnersnip, Joint-Venture and Seafarer Exploration Corp. dated March 2, 2012. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

10.3	Consulting Agreement by and between David Chalela and Seafarer Exploration Corp. dated April 3, 2012. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

10.4
Board of Directors Letter Agreement by and between Charles Branscum and Seafarer Exploration Corp. dated May 16, 2012. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

10.5	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated May 25, 2012. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

10.6	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated July 10, 2012. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

10.7	Advisory Council Agreement by and between Pelle Ojasu and Seafarer Exploration Corp. dated October 23, 2012. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

10.8	Advisory Council Agreement by and between Len Kohl and Seafarer Exploration Corp. dated December 03, 2012. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

31.1
Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Form 10-K filed with the Commission on April 15, 2013.

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