Form 10-Q
period 2013-06-30
SEAFARER EXPLORATION CORP
filed 2013-08-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes     ☐  No     ☑

As of August 12, 2013, there were 825,269,126 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2013

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$--	$43,919
Prepaid expenses	218,876	36,014
Advances to shareholder	3,267	3,267
Deposits and other receivables	1,183	1,183
Total current assets	223,326	84,383

Property and equipment – net	147,231	164,223
Investments	1,100	1,100
Total Assets	$371,657	$249,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$119,868	$140,270
Convertible notes payable	24,738	91,503
Convertible notes payable – related parties	18,702	--
Convertible notes payable, in default	177,300	149,300
Convertible notes payable, in default – related parties	73,500	66,000
Convertible note payable, at fair value	118,488	183,242
Notes payable, in default	30,000	30,000
Notes payable in default related parties	7,500	7,500
Total current liabilities	570,096	667,815

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	--	--
Common stock, $0.0001 par value – 850,000,000 shares authorized; 815,795,446 and 739,313,459 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	81,580	73,931
Additional paid-in capital	6,730,512	5,356,866
Deficit accumulated during the development stage	(7,010,531)	(5,848,906)
Total stockholders’ equity (deficit)	(198,439)	(418,109)
Total Liabilities and Stockholders’ Equity (Deficit)	$371,657	$249,706

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2013	2012
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	364,579	117,061
Professional fees	149,702	32,827
Depreciation	8,496	8,124
General and administrative expenses	10,275	1,759
Vessel expenses	44,308	45,331
Travel and entertainment	36,646	13,796
Rent expense	5,446	3,166
Total operating expenses	619,452	222,064
Loss from operations	(619,452)	(222,064)
Other income (expense):
Interest expense	(123,596)	(46,578)
Loss on extinguishment of debt	--	(31,398)
Total other income (expense)	(123,596)	(77,976)

Net loss	$(743,048)	$(300,040)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	811,905,248	656,319,856

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	652,815	228,233
Professional fees	184,744	47,327
Depreciation	16,992	16,249
General and administrative expenses	30,003	14,289
Vessel expenses	82,679	67,871
Travel and entertainment	52,184	26,457
Rent expense	27,064	6,962
Total operating expenses	1,046,481	407,388
Loss from operations	(1,046,481)	(407,388)
Other income (expense):
Interest expense	(157,306)	(58,015)
Interest income	80,609	33,150
Loss on extinguishment of debt	(38,447)	(31,398)
Total other income (expense)	(115,144)	(56,263)

Net loss	$(1,161,625)	$(463,651)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	779,676,653	637,381,387

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

February 15,
2007
(Inception) to
June 30,
2013
Revenue	$-

Expenses:
Consulting and contractor expenses	3,835,966
Professional fees	673,002
Depreciation	185,190
General and administrative expenses	349,937
Vessel expenses	461,562
Travel and entertainment	269,560
Rent expense	147,750
Other operating expenses	13,187
Total operating expenses	5,936,154
Loss from operations	(5,936,154)
Other income (expense)
Interest expense	(836,847)
Interest income	224,830
Loss on extinguishment of debt	(419,560)
Loss on impairment	(42,800)
Total other income (expense)	(1,074,377)

Net loss	$(7,010,531)

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			February 15,
			2007
	Six months ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,161,625)	$(463,651)	$(7,010,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,992	16,249	185,190
Allowance for uncollectible notes receivable	--	--	38,867
Amortization of debt discount	51,437	--	53,657
Amortization of deferred finance costs	--	40,402	59,605
Interest (income) expense on fair value adjustment on convertible notes payable	(4,464)	7,721	445,889
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of debt	--	31,398	381,113
Loss on impairment	--	--	42,800
Stock issued for services	937,037	76,885	2,833,387
Stock issued for financing fees	--	--	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(182,862)	--	(231,122)
Advances to shareholders	--	--	(1,015)
Deposits and other receivables	--	--	(23,346)
Accounts payable and accrued liabilities	4,223	12,658	236,424
Net cash used in operating activities	(342,262)	(278,338)	(2,975,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	--	--	(25,000)
Purchase of investment in common stock	--	(12,000)	(34,100)
Acquisition of equipment	--	--	(325,000)
Net cash used in investing activities	--	(12,000)	(384,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	193,843	139,000	2,241,387
Proceeds from the issuance of convertible notes, related parties	55,500	50,000	111,500
Proceeds from the issuance of convertible notes, non related parties	79,000	72,500	841,800
Proceeds from the issuance of notes payable	--	30,000	286,500
Proceeds from the issuance of notes payable – related parties	--	--	8,500
Payments on convertible notes payable	(30,000)	--	(76,000)
Payments on notes payable	--	(10,000)	(57,500)
Payments on notes payable – related parties	--	--	(1,000)
Proceeds from loans from stockholders	--	--	40,925
Payments on loans from stockholders	--	--	(36,225)
Net cash provided by financing activities	298,343	281,500	3,359,887

NET DECREASE IN CASH	(43,919)	(8,838)	--
CASH, BEGINNING OF PERIOD	43,919	8,838	--
CASH, END OF PERIOD	$--	$--	$--

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued in conjunction with a joint venture	$--	$--	$9,800
Common stock issued to satisfy debt	$--	$70,851	$76,528
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Convertible debt converted to common stock including accrued interest	$127,416	$91,259	$1,340,438
Common stock issued in exchange for a fixed asset	$--	$--	$7,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $7,010,531 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2013. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2013 and 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Fixed Assets and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Currently the Company’s assets are a (i) diving vessel, which was purchased for $325,000 during 2008 and is being depreciated over a 10 year useful life and (ii) a generator, which was purchases for $7,420 during 2012 and is being depreciated over a 5 year useful life.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended June 30, 2013 and 2012. During the period from inception to June 30, 2013, the Company has incurred $21,000 in impairment charges related to its investment in Church Hollow, LLC.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2013, the Company has not implemented an employee stock based compensation plan.

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

Subsequent Events

In accordance with  ASC 855, Subsequent Event, the Company evaluated subsequent events through August 14, 2013, the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended June 30, 2013 and 2012 are as follows:

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
Net loss attributable to common stockholders	$(743,048)	$(300,040)

Weighted average shares outstanding:
Basic and diluted	811,905,248	656,319,856

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 Components of loss per share for the six months ended June 30, 2013 and 2012 are as follows:

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Net loss attributable to common stockholders	$(1,161,625)	$(463,651)

Weighted average shares outstanding:
Basic and diluted	779,676,653	637,381,387

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

On March 30, 2011, the Company designated 50,000 shares, par value $0.0001 per share as Series A Preferred Stock (“Series A Preferred”). The Series A Preferred has a liquidation preference of $1. The holders have no voting rights and are entitled to receive dividends if and when declared by the board. Additionally, the Series A Preferred does not have a term or a maturity date; it is a perpetual financial instrument. We analyzed the instrument under EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement 133 (ASC 815) to determine if the host preferred stock is more akin to an equity instrument or a debt instrument in terms of their economic characteristics and risks. The Company concluded that the Series A Preferred is more akin to an equity instrument. The Company further analyzed the instrument under EITF D-98 Classification and Measurement of Redeemable Securities (ASC 480-10) and concluded that because the instrument is not redeemable for cash, it does not require classification in the mezzanine section of the financial statements.

The Company previously issued seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of June 30, 2013, no shares of preferred stock had been converted into shares of the Company’s common stock.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2013 and December 31, 2012, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $7,010,531 and $5,848,906 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2013 and December 31, 2012. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 7 - LEASE OBLIGATION

Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on September 12, 2011 for its current location. Under the terms of the amended lease agreement, the lease term has been extended to June 30, 2013, with a base monthly rent of $1,166. There may be additional monthly charges for pro-rated maintenance, late fees, etc. The Company is currently operating under a month-to-month lease and intends to enter into an amended lease agreement. The Company believes the amended lease agreement will contain essentially the same terms and conditions as the previous lease terms.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was ultimately superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of June 30, 2013 and December 31, 2012:

Issue Date	Maturity Date	June 30, 2013	December 31, 2012	Interest Rate	Conversion Rate
Convertible notes payable:
February 17, 2012	February 17, 2013	$--	$7,500	6.00%	0.004
April 5, 2012	April 5, 2013	--	15,000	6.00%	0.005
July 16, 2012	July16, 2013	5,000	5,000	6.00%	0.005
October 31, 2012	April 30, 2013	--	8,000	6.00%	0.004
November 20, 2012	May 20, 2013	--	36,003	6.00%	0.005
December 20, 2012	June 20, 2013	--	20,000	6.00%	0.004
January 11, 2013	July 11, 2013	12,095	--	6.00%	0.004
January 19, 2013	July 30, 2013	3,035	--	6.00%	0.004
January 28, 2013	January 28, 2014	1,334	--	6.00%	0.005
January 28, 2013	January 28, 2014	1,334	--	6.00%	0.005
February 11, 2013	August 11, 2013	1,940	--	6.00%	0.006
		24,738	91,503

Convertible notes payable– related parties:
January 19, 2013	July 30, 2013	9,105	--	6.00%	0.004
February 7, 2013	August 7, 2013	4,642	--	6.00%	0.005
March 6, 2013	September 6, 2013	4,955	--	6.00%	0.015
		18,702	--

Convertible notes payable, in default :
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	0.015
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	0.008
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	0.008
April 5, 2012	April 5, 2013	5,000	--	6.00%	0.005
October 31, 2012	April 30, 2013	8,000	--	6.00%	0.004
November 9, 2011	December 31, 2012	50,000	35,000	6.00%	0.004
		177,300	149,300

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible notes payable – related parties, in default:
January 7, 2013	June 30, 2013	$7,500	$--	6.00%	0.004
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	0.015
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	0.005
January 18, 2012	July 18, 2012	50,000	50,000	8.00%	0.004
		73,500	66,000

		$294,240	$306,803

On November 20, 2012, the Company issued a $50,000 6% convertible note with a term to May 20, 2013 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note and accrued interest is convertible into common stock at a fixed conversion price of $0.005 per share. Within seventy five (75) days of the inception date of the note, the Company is required to issue warrants to the holder to purchase up to 4,000,000 share of the Company’s common stock at an exercise price of $0.005 per share. The warrants will have a ten year term.

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

The discount on the convertible note arose from the allocation of basis to the beneficial conversion feature and the embedded warrants. The discount is amortized through charges to interest expense over the term of the debt agreement. For the six months ended June 30, 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $13,997. The carrying value of the convertible note at June 30, 2013 and December 31, 2012 was $50,000 and $36,003, respectively.

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the six months ended June 30, 2013, the Company recorded interest expense related to the amortization of debt discounts in the amount of $37,439. The aggregate carrying value of these convertible notes at June 30, 2013 was $45,939.

The following table reflects the notes payable as of June 30, 2013 and December 31, 2012:

Issue Date	Maturity Date	June 30, 2013	December 31, 2012	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$37,500	$37,500

At June 30, 2013 and December 31, 2012, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $26,163 and $45,898, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

Convertible Notes Payable and Notes Payable, in Default

At June 30, 2013, the Company had convertible notes payable, convertible notes payable at fair value and notes payable of $450,228 of which $288,300 were in default.

The Company does not have additional sources of debt financing to refinance its convertible notes payable and notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company. The fact that the Company is in default of several promissory notes held by various lenders makes investing in the Company or providing any loans to the Company extremely risky with a very high potential for a complete loss of capital.

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

In connection with the issuance of the convertible note payable on October 22, 2012, the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

During the six months ended June 30, 2013, the Company repaid $30,000 in principal and the remaining $12,500 in principal was converted into 1,136,364 shares of the Company’s common stock. At June 30, 2013 and December 31, 2012, the convertible note payable, at fair value, was recorded at $0 and $90,047, respectively.

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

In connection with the issuance of the convertible note payable on December 18, 2012, the Company encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At June 30, 2013 and December 31, 2012, the convertible note payable, at fair value, was recorded at $118,488 and $93,195, respectively.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE, AT FAIR VALUE - continued

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended June 30, 2013 and 2012:

	For the three months ended
	June 30,	June 30,
	2013	2012
Interest expense recorded upon issuance of the convertible note payable	$--	$(221,215)
Interest income (expense) on fair value re-measurement of the convertible note payable	(76,145)	271,241
	$(76,145)	$50,026

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the six months ended June 30, 2013 and 2012:

	For the six months ended
	June 30,	June 30,
	2013	2012
Interest expense recorded upon issuance of the convertible note payable	$--	$(237,687)
Interest income (expense) on fair value re-measurement of the convertible note payable	4,464	283,873
	$4,464	$46,186

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENT

Agreement with Tulco Resources, Ltd.

As previously noted in its 8-K filing on June 11, 2010, the Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) on June 8, 2010 which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”).  The term of the Agreement is for three years and may renew for an additional three years under the same terms unless otherwise agreed to in writing by the Tulco and Seafarer. The Agreement may be terminated by mutual agreement of both Tulco and Seafarer or it may be terminated by either party for cause. Termination for cause may include willful misconduct or gross negligence with respect to carrying out any duties responsibilities or commitments under the agreement and/or failure by Seafarer to fully pay the annual conservation payment on time. Under the Agreement the Company paid Tulco a total of $40,000, a total which included $20,000 to cover fees owed to Tulco from the 2009 diving season and a $20,000 payment for the 2010 diving season. The Company also agreed to pay Tulco a conservation payment of $20,000 per calendar year during the term of the Agreement.  The amount of the conservation payment my increase in future years based on the mutual agreement of Tulco and the Company. The Company agreed to furnish its own personnel, salvage vessel and equipment necessary to conduct operations at the shipwreck site. The Company also agreed to pay all of its own expenses directly associated with salvage operations, including but not limited to fuel, food, ground tackle, electronic equipment, dockage, wages, dive tanks, and supplies. The Company agreed to split any artifacts that it recovers equally with Tulco, after the State of Florida has selected up to twenty percent of the total value of recovered artifacts for the State of Florida’s museum collection. The Company and Tulco agreed to receive their share of the division of artifacts at the same time.  The Company and Tulco agreed to jointly handle all correspondence with the State of Florida regarding any agreements and permits required for the exploration and salvage of the shipwreck site.

The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and it has threatened to take legal action against the Company. The Company paid Tulco the $20,000 fee in January 2012 as required under the Exploration Agreement, however Tulco has not cashed the check from 2012. The Company has not paid Tulco the $20,000 fee in January 2013 as contemplated in the Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. The original three year term of the Exploration Agreement was valid until June 10, 2013 and both Seafarer and Tulco had the option to extend the agreement for an additional three years. There have been no discussions between Tulco and Seafarer regarding extending the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and that therefore the Company has no further rights to explore and salvage the Juno Beach site. The Company is exploring its legal rights and options with regard to the relationship with Tulco and the Exploration Agreement.

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

NOTE 10 – MATERIAL AGREEMENT- continued

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

Certain Other Agreements

The Company previously entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 4,000,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses.

The Company previously entered into an agreement in January 2013 with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 900,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses. As of June 30, 2013 the Company had not issued any shares of its restricted common stock to the advisor.

In April of 2013, the Company entered into an independent contractor agreement with a limited liability company to provide various archeological and historic research consulting services to the Company, including researching historic shipwreck sites, identifying artifacts, advising the Company in regards to proper archeological guidelines for exploring and salvaging shipwrecks, teaching classes pertaining to proper archeological procedures and the proper way to recover artifacts and to perform other consulting services as may be appropriate from time to time. The term of each of the consulting agreements is open ended and may be terminated by either party upon request. In consideration for the performance of the consulting services, the Company agreed to issue the consultant a total of 2,000,000 restricted shares of its common stock. Additionally, the Company agreed to pay the consultant $3,500 per month in shares of the Company’s restricted common stock. Under the consulting agreement, the Company has agreed to reimburse the advisors for pre approved expenses. During the three months ended June 30, 2013, the Company had issued the consultant a total of 1,850,000 shares of its restricted common stock which is included as an expense in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENT- continued

In April of 2013, the Company entered into a legal services agreement with an individual under which the individual agreed to act as the Company’s legal representative, counselor and agent with regards to media projects that the Company undertakes, including movies and television. The Company agreed to issue the legal consultant 200,000 shares of its restricted common stock in exchange for the services. The term of the agreement is for one year. During the three months ended June 30, 2013, the Company had issued the consultant 200,000 shares of its restricted common stock which is included as an expense in consulting and contractor fees in the accompanying income statement.

In June of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 240,000 restricted shares of its common stock. According to the agreement, the shares vest at a rate of 20,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses. As of June 30, 2013, the Company had not issued any shares of its restricted common stock to the advisor.

The Company has an ongoing legal services agreement with an individual under which the individual agreed to provide various legal services to the Company. During the three months ended June 30, 2013 the Company issued the legal advisor 4,000,000 shares of its restricted common stock and these shares are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform various administrative duties and clerical services. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended June 30, 2013, the Company paid the related party consultant fees of $8,700. All fees paid to the related party consultant during the three month period ended June 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2013 the Company owed the transfer agency $2,831 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Company has an ongoing consulting agreement to pay a limited liability company controlled by its former Chief Financial Officer a minimum of $5,000 per month for providing ongoing financial reporting, strategic planning, and accounting services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the three month periods ended June 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statements.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $500 per month for bookkeeping services and an additional $5,000 worth of restricted stock and/or cash per quarter for providing assistance with technical accounting and financial reporting. The Company may also pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant, including any payments of restricted stock, during the three month period ended June 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statements.

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

NOTE 12 – LEGAL PROCEEDINGS- continued

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 2013:

In April of 2013, one of the Company’s promissory note holders agreed to assign a total of $10,000 of the principal balance of his note which had an original face value of $20,000 and which was in default due to non-payment of principal and interest, to an investor who is related to the Company’s CEO, pursuant to two wrap around agreements between note holder and the related party investor. Under the agreements the related party investor agreed to repay the related party note holder a portion of the principal balance which was $10,000. The investor elected to convert the $10,000 principal balance of the note into 2,120,000 shares of the Company’s common stock.

In June of 2013, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 1,500,000 shares of the Company’s restricted common stock at a price of $0.01 per share and the Company received proceeds of $15,000.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform various administrative duties and clerical services. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended June 30, 2013, the Company paid the related party consultant fees of $8,700. All fees paid to the related party consultant during the three month period ended June 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2013, the Company owed the transfer agency $2,831 and this amount is included in accounts payable and accrued liabilities in the accompanying balance sheet.

At June 30, 2013 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated January 25, 2010, in the principal amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2011. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share. This loan is currently in default due to non-payment of principal and interest.

A note payable dated February 24, 2010, the principal amount of $7,500 with a corporation. The Company’s CEO is a director of the corporation and a former Director of the Company is an officer of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before February 24, 2011. This loan is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 18, 2012, in the amount of $50,000, with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest were due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share. The note is currently in default due to non-payment of principal and interest.

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

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  - continued

In addition to natural hazards, there are constant repair and maintenance issues with salvage vessels, which tend to be older vessels that were originally used in other industries which have been converted for use in shipwreck exploration and recovery. The repairs, maintenance and upkeep of this type of vessel, and in particular the Company’s main salvage vessel, is very time consuming and expensive and there may be significant periods of vessel down time that result from lack of financing to make repairs to the vessel.

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

Plan of Operation

During the periods ended June 30, 2013 and 2012, the Company has taken the following steps to implement its business plan:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  - continued

Plan of Operation  - continued

Even though the Company had an Agreement with Tulco for the Exploration of the Juno Beach site through June 8, 2013, the Company is uncertain as to whether Tulco plans to renew this Exploration Agreement. Tulco did not cash the check that the Company paid under the terms of the Exploration Agreement in 2012. The Company has not paid Tulco the $20,000 fee due in January 2013 as contemplated in the Exploration Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and Tulco has also threatened to take legal action against the Company. The original three year term of the Exploration Agreement was valid until June 8, 2013 and both Seafarer and Tulco had the option to extend the agreement for an additional three years. There have been no discussions between Tulco and Seafarer regarding extending the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and that therefore the Company has no further rights to explore and salvage the Juno Beach site. The Company is exploring its legal rights and options with regard to the relationship with Tulco and the Exploration Agreement.

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

There is a historic shipwreck site located off of Lantana Beach Florida in which the Company has received a three stage permit from the Florida Division of Historical Resources. The permit is for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year. Phase 1 of the permit has been completed. The Company's plan is to salvage the site in an archeologically sensitive manner once Phase 2 has been completed. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. The initial results, although still premature, suggest a mid to late 1800s composite shipwreck.  The company had expected because of previously found artifacts, that the wreck would be that of a 1695 shipwreck.  Additional discovery work needs to be completed to further understand the complexities of this site. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is very highly likely that the Company will never recover any artifacts or treasure of any significant value from the Lantana site. The company has begun the dig and identify phase at the Lantana site.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  - continued

Plan of Operation  - continued

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however the Company does not have any specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites for possible exploration and recovery. Should the Company decide that it will pursue exploration and salvage activities at other potential shipwreck sites it may be necessary to obtain salvage permits as well as environmental permits.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of June 30, 2013, the Company had a working capital deficit of $346,770. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from June 30, 2013.

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

The Company’s lack of operating cash flow and reliance on the sale of its common stock and loans to fund operations is extremely risky. If the Company is unable to continue to raise capital or obtain loans or other financing on terms that are acceptable to the Company, or at all, then it is highly likely that the Company will be forced to cease it operations. If the Company ceases its operations, then it is likely that all capital invested in and/or borrowed by the Company will be lost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  - continued

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating expenses from inception through June 30, 2013 are $5,936,154. Since inception, we have incurred $3,835,966 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $461,562 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $673,002 in professional fees related to legal, auditing and accounting services.

Summary of Six Months Ended June 30, 2013 Results of Operations

Net losses for the six month period ended June 30, 2013 were $1,161,625 versus $463,651 for the six month period ended June 30, 2012, an increase of 151%. The increase in net losses in 2013 is largely due to increased consulting and contractor expenses, professional fees, vessel maintenance expenses and travel and entertainment expenses and the extinguishment of some debt and charges taken for the fair value measurement of several promissory notes. During the six month period ended June 30, 2013, consulting and contractor fees were $652,815 as compared to $228,233 during the six month period ended June 30, 2012. The 186% increase in consulting and contractor fees in 2013 was largely a result of stock based compensation paid pursuant to an agreement to acquire the rights to a historic shipwreck site and increased stock based compensation paid to contractors and consultants in the Company’s exploration and salvage operations, as well as for archeological services and historic research. During the six month period ended June 30, 2013, the Company incurred professional fees related expenses of $184,744 versus $47,327 during the six month period ended June 30, 2012, an increase of 290%. The 290% increase in professional fees in 2013 was mostly due to stock based compensation of $95,000 paid for past legal services and continued legal representation to one of the Company’s key legal advisors. During the six month period ended June 30, 2013, the Company incurred vessel related expenses of $82,679 versus $67,871 during the six month period ended June 30, 2012. The 22% increase in vessel expenses in 2013 was due to maintenance and repairs required on the Company’s primary salvage vessel. Travel and entertainment expenses increased 97%, from $26,457 for the six month period ended June 30, 2012 to $52,184 for the six month period ended June 30, 2013. Travel and entertainment expenses increased largely due to increased efforts to meet with shareholders and advisors and to explore opportunities to pursue various projects in the treasure salvage industry. During the six months ended June 30, 2013 and 2012, the Company incurred losses on the extinguishment of debt in the amount of $38,447 and $31,398, respectively. Interest expense for the six month period ended June 30, 2013 was $157,306 versus $58,015 for the six month period ended June 30, 2012. The increase in interest expense in 2013 was due to the fair value measurement of convertible notes.

Summary of Three Months Ended June 30, 2013 Results of Operations

The Company’s net loss for the three month period ended June 30, 2013 was $743,048 as compared to a net loss of $300,040 during the three month period ended June 30, 2012. The increase in the net loss for the three month period ended June 30, 2013 was primarily due to an increase in consulting and contractor expenses, professional fees, and travel and entertainment expenses and charges taken for fair value measurement of several promissory notes and the extinguishment of some debt. During the three month period ended June 30, 2013, consulting and contractor fees were $364,579 as compared to $117,061 during the three month period ended June 30, 2012 which represents an increase of 211%. The increase in consulting and contractor fees in 2013 was largely a result of an increase in stock based compensation payments to consultants.  During the three month period ended June 30, 2013, the Company incurred professional fees related expenses of $149,702 versus $32,827 during the three month period ended June 30, 2012, an increase of 356%. The 356% increase in professional fees in 2013 was mostly due to stock based compensation of $95,000 paid for past legal services and continued legal representation to one of the Company’s key legal advisors. Travel and entertainment expenses increased 166% from $13,796 for the three month period ended June 30, 2012 to $36,646 for the three month period ended June 30, 2013. Travel and entertainment expenses increased largely due to increased efforts to meet with shareholders and advisors and to explore opportunities to pursue various projects in the treasure salvage industry, in particular management and a consulting archeologist attended an archeological conference in Europe. During the three month period ended June 30, 2013, the Company incurred vessel related expenses of $44,308 versus $45,331 during the three month period ended June 30, 2012. The 2% decrease in vessel expenses in 2013 was due to not having a major repair issue with the Company’s main salvage vessel, however as the vessel is an older ship, it continues to require constant maintenance and upkeep.   Interest expense for the three month period ended June 30, 2013 was $123,596 versus $46,578 for the three month period ended June 30, 2012. The increase in interest expense in 2013 was due to the fair value measurement of convertible notes. The Company also incurred no loss on extinguishment of debt during the three month period ended June 30, 2013 versus a charge of $31,398 during the three month period ended June 30, 2012 for the extinguishment of related party debt.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $1,046,481 for the six months ended June 30, 2013 and $407,388 for the six months ended June 30, 2012. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations - continued

Liquidity and Capital Resources

At June 30, 2013, we had a cash balance of $0.   During the six month period ended June 30, 2013, and the period from inception to June 30, 2013, we incurred net losses of $1,161,625 and $7,010,531, respectively. On June 30, 2013, the Company had $223,326 in current assets and $570,096 in current liabilities, leaving us a working capital deficit of $346,770.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the three month period ended June 30, 2013. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as the Company may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in the Company and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance and upkeep expenses, particularly for an older vessel such as the Company’s main salvage vessel, and docking fees are constant and unavoidable regardless of the Company’s operational status. The Company has incurred a number or unanticipated expenses related to its main salvage vessel and management believes that there will be continued unforeseen expenses for the vessel that may at times delay or forestall exploration and salvage activities. Management is exploring the potential to acquire an additional salvage vessel, however no specific vessel has been located and any such acquisition will be contingent upon the Company having the necessary financing in place.

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

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from August 14, 2013, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

If the Company is unable to obtain additional financing, it is highly likely that the Company will be forced to cease operations and there is a very high probability that all capital that has been invested in or borrowed by the Company.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2013.  Based on this evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management has not made any change in our internal control over financial reporting during the period ended June 30, 2013. The Company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2012.

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

The Company currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to the Company, and against the individual as a guarantor of the promissory note. The defendants have filed an answer in the nature of a general denial, certain affirmative defenses, and a singular counterclaim against the Company and its CEO, individually, alleging that the Company and its CEO were negligent in the use or maintenance of a vessel owned by the corporation, for which damages are sought in excess of $15,000. Seafarer’s legal counsel intends to argue that the Company’s CEO has been improperly individually joined in this action. The counterclaim allegations are being vigorously legally contested by both the Company and its CEO. Motion to strike and dismiss defenses and counterclaims are currently pending, legal discovery is ongoing, and the pleadings are not otherwise currently “at issue” to schedule the action for trial. At the time of the filing of this form 10-Q, the Company’s motions have not been set for hearing and dispositions by the court.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2013, the Company issued 7,150,000 restricted common shares of its common stock to various consultants for consulting services including legal, archeological, operations, and other services. The Company also issued 850,000 shares of its restricted common stock to an individual for the purchase of equipment to be used on the Company’s salvage vessel. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended June 30, 2013, the Company entered into subscription agreements to sell 3,633,335 shares of its restricted common stock to six investors and receive proceeds of $42,000. The proceeds were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended June 30, 2013, the holders of four promissory notes with combined face value of $85,000 elected to convert the principal balance of their notes plus accrued interest into 20,270,818 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

SEAFARER EXPLORATION CORP.

Date: August 14, 2013	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2013	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 14, 2013	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director