Form 10-Q
period 2013-09-30
SEAFARER EXPLORATION CORP
filed 2013-11-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes   ☐ No  ☑

As of November 12, 2013, there were 838,244,142 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2013

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Balance Sheets: September 30, 2013 and December 31, 2012	5

Condensed Statements of Operations: For the three and nine months ended September 30, 2013 and 2012 and the period from inception (February 15, 2007 to September 30, 2013)	6 – 8

Condensed Statements of Cash Flows: Nine months ended September 30, 2013 and 2012 and the period from inception (February 15, 2007) to September 30, 2013	9

Notes to Condensed Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T. Controls and Procedures	36

PART II: OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	40

SIGNATURES	41

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

Item 1. Financial Statements

  SEAFARER EXPLORATION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$--	$43,919
Prepaid expenses	22,455	36,014
Advances to shareholder	3,267	3,267
Deposits and other receivables	3,682	1,183
Total current assets	29,404	84,383

Property and equipment – net	138,735	164,223
Investments	1,100	1,100
Total Assets	$169,239	$249,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$157,332	$140,270
Convertible notes payable	38,999	91,503
Convertible notes payable – related parties	2,802	--
Convertible notes payable, in default	191,300	149,300
Convertible notes payable, in default – related parties	98,500	66,000
Convertible note payable, at fair value	--	183,242
Notes payable, in default	30,000	30,000
Notes payable in default related parties	7,500	7,500
Total current liabilities	526,433	667,815

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value – 50,000,000 shares authorized; 7 and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	--	--
Common stock, $0.0001 par value – 850,000,000 shares authorized; 837,177,461 and 739,313,459 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	83,719	73,931
Additional paid-in capital	7,175,185	5,356,866
Deficit accumulated during the development stage	(7,616,098)	(5,848,906)
Total stockholders’ equity (deficit)	(357,194)	(418,109)
Total Liabilities and Stockholders’ Equity (Deficit)	$169,239	$249,706

See notes to condensed financial statements.

 SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 30,
	2013	2012
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	413,802	76,437
Professional fees	47,398	8,021
Depreciation	8,496	8,126
General and administrative expenses	27,144	6,003
Vessel expenses	28,067	23,133
Travel and entertainment	29,270	10,228
Rent expense	3,325	5,558
Total operating expenses	557,502	137,506
Loss from operations	(557,502)	(137,506)
Other income (expense):
Interest expense	(67,157)	(50,140)
Interest income	19,092	5,188
Total other income (expense)	(48,065)	(44,952)

Net loss	$(605,567)	$(182,458)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	811,905,248	702,779,768

 See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Revenue	$--	$--

Expenses:
Consulting and contractor expenses	1,066,617	304,670
Professional fees	232,142	55,348
Depreciation	25,488	24,375
General and administrative expenses	57,147	20,292
Vessel expenses	110,746	91,004
Travel and entertainment	81,454	36,685
Rent expense	30,389	12,520
Total operating expenses	1,603,983	544,894
Loss from operations	(1,603,983)	(544,894)
Other income (expense):
Interest expense	(224,463)	(108,155)
Interest income	99,701	38,338
Loss on extinguishment of debt	(38,447)	(31,398)
Total other income (expense)	(163,209)	(101,215)

Net loss	$(1,767,192)	$(646,109)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	779,676,653	651,188,384

See notes to condensed financial statements.

 SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

February 15,
2007
(Inception) to
September 30,
2013
Revenue	$-

Expenses:
Consulting and contractor expenses	4,249,768
Professional fees	720,400
Depreciation	193,686
General and administrative expenses	377,081
Vessel expenses	489,629
Travel and entertainment	298,830
Rent expense	151,075
Other operating expenses	13,187
Total operating expenses	6,493,656
Loss from operations	(6,493,656)
Other income (expense)
Interest expense	(904,004)
Interest income	243,922
Loss on extinguishment of debt	(419,560)
Loss on impairment	(42,800)
Total other income (expense)	(1,122,442)

Net loss	$(7,616,098)

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			February 15,
			2007
	Nine months ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,767,192)	$(646,109)	$(7,616,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,488	24,375	193,686
Allowance for uncollectible notes receivable	--	--	38,867
Amortization of debt discount	106,358	--	108,578
Amortization of deferred finance costs	--	45,127	59,605
Interest (income) expense on fair value adjustment on convertible notes payable	(23,556)	50,278	426,797
Interest accrued on note receivable	--	--	(11,705)
Write off of uncollectible deposit	--	--	20,000
Loss on extinguishment of debt	--	31,398	266,285
Loss on impairment	--	--	42,800
Stock issued for services	1,024,491	89,386	2,858,347
Stock issued to satisfy legal services	56,928	--	122,422
Stock issued for financing fees	--	--	5,000
Changes in operating assets and liabilities:
Prepaid expenses	13,559	--	(34,701)
Advances to shareholders	(2,500)	(1,016)	(3,516)
Deposits and other receivables	--	--	(23,345)
Accounts payable and accrued liabilities	86,162	20,243	318,363
Net cash used in operating activities	(480,262)	(386,318)	(3,113,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	--	--	(25,000)
Purchase of investment in common stock	--	(12,000)	(34,100)
Acquisition of equipment	--	--	(325,000)
Net cash used in investing activities	--	(12,000)	(384,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	241,343	249,000	2,288,887
Proceeds from the issuance of convertible notes, related parties	55,500	50,000	111,500
Proceeds from the issuance of convertible notes, non related parties	169,500	95,480	704,000
Proceeds from the issuance of notes payable	--	10,000	286,500
Proceeds from the issuance of notes payable – related parties	--	--	8,500
Payments on convertible notes payable	(30,000)	(5,000)	(76,000)
Payments on notes payable	--	(10,000)	(57,500)
Payments on notes payable – related parties	--	--	(1,000)
Proceeds from loans from stockholders	7,500	5,000	48,425
Payments on loans from stockholders	(7,500)	(5,000)	(43,725)
Net cash provided by financing activities	436,343	389,480	3,497,887

NET DECREASE IN CASH	(43,919)	(8,838)	--
CASH, BEGINNING OF PERIOD	43,919	8,838	--
CASH, END OF PERIOD	$--	$--	$--

NONCASH FINANCING ACTIVITIES:
Due to Organetix, Inc. reclassified to additional paid-in capital	$--	$--	$91,500
Common stock issued in conjunction with a joint venture	$--	$9,800	$9,800
Common stock issued to satisfy debt	$--	$266,690	$76,528
Common stock issued to satisfy minimum value guarantee	$--	$--	$87,667
Convertible debt converted to common stock including accrued interest	$143,936	$208,500	$1,382,114
Common stock issued in exchange for a fixed asset	$--	$--	$7,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$--	$--	$3,660

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $7,616,098 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2013. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2013 and 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. On June 30, 2012, we recognized an impairment loss in the amount of $21,000 for our investment in the Church Hollow Site (See Note 10 – Material Agreements). As such our impairment charges recorded during the periods ended September 30, 2013 and 2012 or for the period from inception to September 30, 2013 were $0, $21,000, and $21,000, respectively.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2013, the Company has not implemented an employee stock based compensation plan.

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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.  As of September 30, 2013 and December 31, 2012, none of the Company’s convertible notes payable included a beneficial conversion feature.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events , the Company evaluated subsequent events through November 14, 2013, the date the Company’s quarterly report on Form 10-Q was ready to issue.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012
Net loss attributable to common stockholders	$(605,567)	$(182,458)

Weighted average shares outstanding:
Basic and diluted	835,583,081	702,779,768

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the nine months ended September 30, 2013 and 2012 are as follows:

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Net loss attributable to common stockholders	$(1,767,192)	$(646,109)

Weighted average shares outstanding:
Basic and diluted	795,794,181	651,188,384

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 850,000,000 shares of $0.0001 par value common stock.. All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

Through September 30, 2013, the Company has issued a total of seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of September 30, 2013, no shares of preferred stock had been converted into shares of the Company’s common stock. The conversion of the outstanding preferred shares into shares of the Company’s common stock would more than likely have a highly dilutive effect on current shareholders and such dilution may result in a significant decrease in the market value of the Company’s common stock.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2013 and December 31, 2012, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $7,616,098 and $5,848,906, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2013 and December 31, 2012.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - LEASE OBLIGATION

Office Lease

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on July 1, 2013 for its current location. Under the terms of the amended lease agreement, the lease term has been extended to June 30, 2015, with a base monthly rent of $1,200.21 from July 1, 2013 to June 30, 2014 and a base monthly rent of 1,234.50 from July 1, 2014 through June 30, 2015. There may be additional monthly charges for pro-rated maintenance, late fees, etc.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was ultimately superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the one remeasured to fair value, which is discussed in Note 10, as of September 30, 2013 and December 31, 2012:

Issue Date	Maturity Date	September 30, 2013	December 31, 2012	Interest Rate	Conversion Rate
Convertible notes payable:
February 17, 2012	February 17, 2013	$--	$7,500	6.00%	0.0040
April 5, 2012	April 5, 2013	--	15,000	6.00%	0.0050
July 16, 2012	July16, 2013	--	5,000	6.00%	0.0050
October 31, 2012	April 30, 2013	--	8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	--	36,003	6.00%	0.0050
December 20, 2012	June 20, 2013	--	20,000	6.00%	0.0040
January 28, 2013	January 28, 2014	4,684	--	6.00%	0.0050
January 28, 2013	January 28, 2014	4,684	--	6.00%	0.0050
August 8, 2013	February 8, 2014	18,640	--	6.00%	0.0100
September 18, 2013	March 18, 2014	5,206	--	6.00%	0.0125
September 25, 2013	March 25, 2014	5,785	--	6.00%	0.0125
		38,999	91,503

Convertible notes payable– related parties:
July 9, 2013	December 19, 2013	946	--	6.00%	0.0150
July 17, 2013	January 17, 2014	1,392	--	6.00%	0.0100
July 26, 2013	January 26, 2014	464	--	6.00%	0.0100
		2,802	--

Convertible notes payable, in default :
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	0.0150
November 9, 2011	December 31, 2012	--	35,000	6.00%	0.0040
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	0.0080
November 12, 2010	November 7, 2010	40,000	40,000	6.00%	0.0080
July 16, 2012	July16, 2013	5,000	--	6.00%	0.0050
October 31, 2012	April 30, 2013	8,000	--	6.00%	0.0040
November 20, 2012	May 20, 2013	50,000	--	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	--	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	--	6.00%	0.0040
		191,300	149,300

Convertible notes payable – related parties, in default:
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	50,000	8.00%	0.0040
January 7, 2013	June 30, 2013	7,500	--	6.00%	0.0040
January 19, 2013	July 30, 2013	15,000	--	6.00%	0.0040
February 7, 2013	August 7, 2013	10,000	--	6.00%	0.0040
		$98,500	$66,000

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

The convertible notes payable classified as “in default” are in default as of the date this quarterly report on Form 10-Q and was ready for issue.

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

The discount on the convertible note arose from the allocation of basis to the beneficial conversion feature and the embedded warrants. The discount is amortized through charges to interest expense over the term of the debt agreement. For the nine months ended September 30, 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $13,997. The carrying value of the convertible note at September 30, 2013 and December 31, 2012 was $50,000 and $36,003, respectively. As of September 30, 2013 this convertible note is considered in default.

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

The discount on these convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the terms of the debt agreements. For the nine months ended September 30, 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $85,370. The carrying value of these convertible notes at September 30, 2013 was $93,870. As of September 30, 2013 $46,500 of the $85,369 is considered in default.

Between July 9, 2013 and September 25, 2013, the Company issued an aggregate $125,000 6% convertible notes. The principal amount of the notes and interest is payable on the maturity date. The note and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

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

The following tables reflect the aggregate allocation of the purchase on the financing date(s):

$125,000
Convertible Note	Face Value
Proceeds	$125,000
Paid-in capital (beneficial conversion feature)	(99,560)
Carrying value	$25,440

The discount on these convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the terms of the debt agreements. For the nine months ended September 30, 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $6,992. The carrying value of these convertible notes at September 30, 2013 was $32,432.

Notes Payable

The following table reflects the notes payable as of September 30, 2013 and December 31, 2012:
Issue Date	Maturity Date	September 30, 2013	December 31, 2012	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$37,500	$37,500

At September 30, 2013 and December 31, 2012, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $48,817 and $45,898, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

Convertible Notes Payable and Notes Payable, in Default

At September 30, 2013, the Company had convertible notes payable and notes payable of $369,101 of which $327,300 were in default.

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

During the nine months ended September 30, 2013, the Company repaid $30,000 in principal and the remaining $12,500 in principal was converted into 1,136,364 shares of the Company’s common stock. At September 30, 2013 and December 31, 2012, the convertible note payable, at fair value, was recorded at $0 and $90,047, respectively.

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

During the nine months ended September 30, 2013, the full $42,500 in principal and $1,700 in accrued interest was converted into 3,226,278 shares of the Company’s common stock. At September 30, 2013 and December 31, 2012, the convertible note payable, at fair value, was recorded at $0 and $93,195, respectively.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the three months ended September 30, 2013 and 2012:

	For the three months ended
	September 30,	September 30,
	2013	2012
Interest expense recorded upon issuance of the convertible note payable	$--	$--
Interest income (expense) on fair value re-measurement of the convertible note payable	19,092	(35,685)
	$19,092	$(35,685)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE NOTE PAYABLE, AT FAIR VALUE - continued

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible note payable, at fair value for the nine months ended September 30, 2013 and 2012:

	For the nine months ended
	September 30,	September 30,,
	2013	2012
Interest expense recorded upon issuance of the convertible note payable	$--	$(100,793)
Interest income (expense) on fair value re-measurement of the convertible note payable	23,556	151,071
	$23,556	$50,278

NOTE 10 – MATERIAL AGREEMENTS

Agreement to Explore a Shipwreck Site Located off of Bevard County, Florida

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENTS - continued

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 and as renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer, during the period of approximately March 2008 through April 2012, had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. Such service of process is continuing as Tulco is being sought for service.

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

Certain Other Agreements

The Company had previously entered into two related agreements with an individual consultant in August of 2011. The first agreement was a letter agreement outlining the business terms under which the Company will provide funding, a vessel, and equipment to explore and salvage a purported abandon shipwreck site known to the consultant. Under the terms of the letter agreement the Company agreed to provide the vessel, search and salvage equipment and salvage services. The Company agreed to use its best efforts to obtain all applicable permits and agreements for the project. The letter agreement states that the Company will carry out the recovery of any recoverable artifacts at the site and the Company has sole discretion as to which artifacts are economically practical to remove from the site. Additionally if any artifacts are recovered then the Company would be responsible the stabilization, transportation, provision of secured storage and documentation of the artifacts. Should the project move forward into an operating phase then the consultant would be the operations manager and oversee the operational aspects of the project in consultation with the Company however the Company would have absolute authority of where, when and how to conduct operations. If the Company is not able to secure the necessary permits and agreements for the project then the both parties agree to release each other from their obligations under the agreement. In consideration for the consultant providing the location and information as to the purported shipwreck site, the Company agreed to pay the consultant an initial payment of 120,000 restricted shares of its common stock. If the Company is successful in obtaining the required permits and agreements from governmental agencies necessary to salvage the shipwreck site identified by the consultant then the Company agreed to issue the consultant 2,000,000 shares of its restricted common stock. The Company further agreed to pay the consultant an additional 1,000,000 shares of its restricted common stock if the Company successfully locates a minimum of $50,000 worth of valuable artifacts at the shipwreck site. The consultant will also be entitled to additional stock bonuses as determined by the Company’s Board of Directors. Furthermore the consultant will be paid for his services under a separate consulting agreement once the project receives the necessary permits and agreements to salvage the designated area. The second agreement is a consulting agreement under which the consultant agrees to provide services and advice to the Company on site work as deemed necessary for the job, directing, mapping, charting for the Company in relation to the specific shipwreck project under the direction of the Company’s President. Under the terms of the consulting agreement the Company agreed to pay the consultant $10,000 per month after receiving an approved salvage permit with the State of Florida for the shipwreck site that the consultant agreed to make known to the Company under the letter agreement described above. The agreement also states that if the value of the shares that have been given to the consultant per the letter agreement become worth more than $250,000 then the Company will only pay the consultant a fee of $5,000 per month and if after six months of salvage operations the Company determines that it is overly burdensome to continue to pay the consultant at the rate described above then will agree to renegotiate a new monthly fee schedule. The original consulting agreement has been amended to reflect that the consultant will receive $2,500 per month.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENTS - continued

The Company previously entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 4,000,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses.

The Company previously entered into an agreement in January 2013 with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 900,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses. As of September 30, 2013 the Company had not issued any shares of its restricted common stock to the advisor.

In April of 2013, the Company entered into an independent contractor agreement with a limited liability company to provide various archeological and historic research consulting services to the Company, including researching historic shipwreck sites, identifying artifacts, advising the Company in regards to proper archeological guidelines for exploring and salvaging shipwrecks, teaching classes pertaining to proper archeological procedures and the proper way to recover artifacts and to perform other consulting services as may be appropriate from time to time. The term of each of the consulting agreements is open ended and may be terminated by either party upon request. In consideration for the performance of the consulting services, the Company agreed to issue the consultant a total of 2,000,000 restricted shares of its common stock. Additionally, the Company agreed to pay the consultant $3,500 per month in shares of the Company’s restricted common stock. Under the consulting agreement, the Company has agreed to reimburse the advisors for pre approved expenses. As of July 1, 2013 this agreement was amended to reflect that the consultant will be paid $4,000 per month in the form of restricted common stock of the Company at a 50% discount to the current market price for the stock.

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

In July of 2013, the Company entered into a settlement agreement with an individual who was a former officer and director of the Company prior to its reverse merger in 2008. Under the terms of the settlement agreement, the individual agreed to cancel 2,250,000 shares of the Company restricted common stock and the Company agreed to dismiss a potential legal action and not pursue any further claims against the individual. The agreement also allowed the individual to sell 3,557,333 of the Company’s common stock that had been issued to him prior to the reverse merger in 2008. The individual agreed that he would only sell 500,000 shares per week. The 2,250,000 shares that were returned to the Company were cancelled.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENTS - continued

In August of 2013, the Company entered into a consulting agreement with a corporation to provide corporate planning, strategy negotiations, research statutory requirements for shipwreck salvage at the federal, state and international levels, research and analyze historical data and background data, develop an corporate communications strategy, and provide strategic planning and operational support services on a project basis. The Company agreed to pay the consultant a fee of 100,000 shares of its restricted stock for performance of the services.   The Company also agreed to pay some expenses that the consultant may incur while providing the services, however the Company must authorize any such expenses prior to the consultant incurring them. The Company considered the fee earned by the consultant during the three month period ended September 30, 2013 and an expense of $1,500 has been included as an expense in consulting and contractor fees in the accompanying income statement for the period.

In August of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 360,000 restricted shares of its common stock. According to the agreement, the shares vest at a rate of 30,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

In August of 2013, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 1,500,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for preapproved expenses. As of September 30, 2013, the Company had issued the related party Director 1,500,000 shares of its restricted common stock pursuant to the agreement. The 1,500,000 shares are included as an expense in the amount of $26,250 in consulting and contractor fees in the accompanying income statement.

On various dates during the three month period ended September 30, 2013, the Company issued a total of 1,025,000 shares to five independent contractor consultants as additional compensation to the cash fees they were being paid. 925,000 shares were issued for services related to its operations, primarily its shipwreck exploration and recovery operations and 100,000 shares were issued for various administrative and clerical services. The Company issued the shares to the consultants in order to more fairly compensate the consultant and show appreciation for the consultant’s services and as an inducement for the consultant to continue to provide services to the Company. The 1,025,000 shares are included as an expense in the amount of $24,450 in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform various administrative duties and clerical services. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended September 30, 2013, the Company paid the related party consultant fees of $9,000. During the three month periods ended September 30, 2013, the Company also paid the consultant a fee of 600,000 shares of its restricted common stock with a market value at the time of issuance of $9,600 in order to more fairly compensate the consultant and show appreciation for the consultant’s services and as an inducement for the consultant to continue to provide services at such rates All fees paid to the related party consultant during the three month period ended September 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month period ended September 30, 2013, the Company paid the related party transfer agency fees of $4,864. All fees paid to the related party consultant during the three month period ended September 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At September 30, 2013, the Company owed the related party limited liability company $10,105 for transfer agency services rendered and legal fees relating to a lawsuit against the transfer agent arising from its relationship with the Company. In August 2013 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $5,730 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company and the transfer of which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company has agreed that it will pay the legal fees incurred by the stock transfer agency related to legal issues that arise as a result of the transfer agency providing services to the Company. The Company issued 458,462 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,730 from the sale of the stock, then they are entitled to receive up to an additional 400,000 shares of common stock or a cash payment until the balance is paid in full.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – MATERIAL AGREEMENTS - continued

The Company has an ongoing consulting agreement to pay a limited liability company controlled by its former Chief Financial Officer a minimum of $5,000 per month for providing ongoing financial consulting, financial reporting, business and strategic planning and consulting, IT management, and accounting services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. The Company believes that the consultant has  provided services at discounted rates and in order to more fairly compensate the consultant and show appreciation for the consultant’s services and as an inducement for the consultant to continue to provide services at such rates, the Company paid the consultant a total of 2,000,000 shares of its restricted stock with a market value of $42,500 during the three month period ended September 30, 2013. All fees paid to the consultant during the three month periods ended September 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statements.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $500 per month for bookkeeping services and an additional $5,000 worth of restricted stock and/or cash per quarter for providing assistance with technical accounting and financial reporting. The Company may also pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant, including any payments of restricted stock, during the three month period ended September 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statements.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – LEGAL PROCEEDINGS

Since December 11, 2009, the Company, has been involved in a lawsuit where it was named as a Defendant, along with its CEO and transfer agent in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida. The lawsuit was brought in the name of 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock. The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. Such lawsuit continued to a hearing of the Plaintiffs’ motion for summary judgment against the Defendants including Seafarer, which was heard on September 1, 2011 and denied by the Court. Litigation of the matter has continued and the Company has presented evidence and arguments of law that the shares were distributed from their original recipient, Micah Eldred, in an illegal sale to another corporate entity. The Company further contends in its pleadings that such shares were then illegally purchased back by Eldred, then distributed in a manner by Eldred to others including the 31 other Plaintiffs to avoid reporting requirements under the Securities Act and as Eldred had a duty to report as a principal of a brokerage. The actions by Eldred, as pled by the Corporation, is that on or about October 8, 2008,  Eldred  gifted  most  of the  34,700,000   shares  to certain  friends,   family,  and  employees   (i.e.,  the  Plaintiffs   named  in this  Complaint),   and  kept ownership  of 4, 140,000  shares.

On September 11, 2013, the Parties attended a voluntary mediation, which ended in an impasse.

Some discovery had progressed to the point that Seafarer had, on September 25, 2013, filed a Motion to File Counterclaims and Third-Party Complaint (“Motion for Leave to File Counterclaim”) along with a proposed Counterclaim.  The proposed Counterclaim names as defendants the Plaintiffs in the Lawsuit, as well as non-parties Spartan Securities Group, Ltd., (“Spartan Securities”) and Am- Asia Consulting (“Am-Asia”) (collectively the “Proposed Counterclaim Defendants”).  Neither Spartan Securities nor Am-Asia has yet been joined or served with any process in the Lawsuit. The  allegations  in  the  proposed  Counterclaim  arise  from  the  same transaction or occurrence that gave rise to the Lawsuit.  Specifically, the proposed Counterclaim alleges that the Plaintiffs including Eldred violated and conspired to violate securities laws, specifically Rule 10b-5 promulgated under the Securities Exchange Act, 15 U.S.C. § 78j, and Fla. Stat. § 517.301, in connection with the activities which form the basis of Plaintiffs’ claims in the Lawsuit.  Included in the proposed counterclaim was an allegation of conspiracy between Eldred and Sean Murphy for the publication of false information which Seafarer sued Murphy for and received a judgment for libel against Murphy on April 1, 2011 for $5,080,000. Thus the counterclaim was proposed and filed as a proposed claim against the Plaintiffs: Micah Eldred, Michael J. Daniels, Carl Dilley, Heather Dilley, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Diane J. Harrison, Ioulia Hess, Olessia  Kritskaia,  Anna Krokhina, George Lindner, Elizabeth Lizzano, Karen Lizzano, Robert Lizzano, Abby Lord, Jillian Mally, Ekaterina Messinger, Susan Miller, Michael Mona, Matthew J. Presy, Oksana Savchenko, Vanessa A. Verbosh, Alan Wolper, Sarah Wolper, Christine Zitman, and CADEF: Childhood Autism Foundation, Inc. Damages sought include actual damages of over $15,000,000. Such matter was set for hearing to be heard in the State Court on October 23, 2013. It is strongly noted as shown below, it was established that CADEF: the Childhood Autism Foundation was improperly named as a Plaintiff, and Seafarer will not proceed with any claims against the foundation and CADEF has demanded to the counsel representing the Plaintiffs that CADEF be dropped from such proceedings as a Plaintiff against Seafarer.

On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorneys fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer was granted the ability to file for attorney’s fees in the matter against the Plaintiffs, which its counsel intends to pursue. Such case is now being remanded to the Circuit Court in Hillsborough County, where Seafarer will again set the matter for hearing to file all the counter-claims and third party claims as previously filed to be heard. It is the intent of Seafarer, its board and management to seek complete cancellation of all shares issued to the Plaintiffs and for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – LEGAL PROCEEDINGS - continued

In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer. Seafarer and its counsel completely contend in such release and in such proceedings that CADEF was not a knowing party to such lawsuit. Seafarer intends to pursue the representations by the other Plaintiffs through counsel made in Pleadings, at mediation, and in the Federal Court that CADEF had been represented in such matter with their knowledge and consent.

Such litigation is now awaiting remand to the Circuit Court in Hillsborough County which is expected in the next 30 days and for continued litigation.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 and as renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. Such service of process is continuing as Tulco is being sought for service.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

In January of 2013, the Company previously entered into an agreement with an individual who is related to the Company’s CEO to join the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 4,000,000 restricted shares of its common stock at a future date and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses.

In August of 2013, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 1,500,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. As of September 30, 2013, the Company had issued the related party Director 1,500,000 shares of its restricted common stock pursuant to the agreement. The 1,500,000 shares are included as an expense in the amount of $26,250 in consulting and contractor fees in the accompanying income statement.

In July of 2013, the Company entered into a convertible loan agreement in the amount of $15,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before December 19, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.015 per share.

In July of 2013, the Company entered into a convertible loan agreement in the amount of $30,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 17, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.01 per share.

In July of 2013, the Company entered into a convertible loan agreement in the amount of $10,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 26, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.01 per share.

In August of 2013, one of the Company’s promissory note holders agreed to assign a total of $5,000 of the remaining principal balance of his note which had an original face value of $20,000 and which was in default due to non-payment of principal and interest, to an investor who is related to the Company’s CEO, pursuant to a wrap around agreements between the note holder and the related party investor. Under the agreements the related party investor agreed to repay the related party note holder a portion of the principal balance which was $5,000. The investor elected to convert the $5,000 principal balance of the note plus accrued interest of $400 into a total of 1,080,000 shares of the Company’s common stock.

In August of 2013, a related party shareholder provided the Company with emergency short term loan proceeds totaling $2,500. The Company repaid the related party shareholder the entire $2,500 balance prior to September 30, 2013. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In September of 2013, a convertible note holder who is related to the Company’s CEO elected to convert the note dated March 6, 2013 with a face value of $23,000 plus accrued interest of $690 into a total of 1,579,333 shares of the Company’s common stock.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide background research, background checks and investigative information on individuals and companies, and act as an administrative specialist to perform various administrative duties and clerical services. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended September 30, 2013, the Company paid the related party consultant fees of $9,000. During the three month periods ended September 30, 2013 the Company also paid the consultant a fee of 600,000 shares of its restricted common stock with a market value at the time of issuance of $9,600 in order to more fairly compensate the consultant and show appreciation for the consultant’s services and as an inducement for the consultant to continue to provide services at such rates All fees paid to the related party consultant during the three month period ended September 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month period ended September 30, 2013, the Company paid the related party transfer agency fees of $4,864. All fees paid to the related party consultant during the three month period ended September 30, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At September 30, 2013, the Company owed the related party limited liability company $10,105 for transfer agency services rendered and legal fees relating to a lawsuit against the transfer agent arising from its relationship with the Company. The stock transfer agreement between the related party limited liability company states and the Company states that the Company will pay the legal fees incurred by the stock transfer agency related to lawsuits or legal proceedings against the transfer agency that arise as a result of the services that the transfer agency provides to the Company. In August 2013 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $5,730 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company and the transfer of which the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 458,462 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,730 from the sale of the stock, then the consultant is entitled to receive up to an additional 400,000 shares of common stock or a cash payment until the balance is paid in full. During the nine month period ended September 30, 2013 the Company has issued the related party limited liability company a total of 1,964,332 shares of its common stock to settle a total of $18,482 of debt related to legal fees incurred by the related party limited liability company as a result of a lawsuit involving the Company where the limited liability was also named as a defendant due to its business relationship with the Company. During the nine month period ended September 30, 2012 the Company issued the related party limited liability company a total of 6,641,583 shares of its common stock to settle a total of $19,261 of debt related to legal fees incurred by the related party limited liability company as a result of a lawsuit involving the Company where the limited liability was also named as a defendant due to its business relationship with the Company.

At September 30, 2013 the following promissory notes and shareholder loans were outstanding to related parties:

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS - continued

A convertible note payable dated July 9, 2013, due to a person related to the Company’s CEO with a face amount of $15,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable is due on or before December 12, 2013 and is not secured.

A convertible note payable dated July 17, 2013, due to a person related to the Company’s CEO with a face amount of $30,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable is due on or before January 17, 2014 and is not secured.

A convertible note payable dated July 26, 2014, due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable is due on or before January 26, 2014 and is not secured.

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

Plan of Operation

During the periods ended September 30, 2013 and 2012, the Company has taken the following steps to implement its business plan:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be jointly responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 and as renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. Such service of process is continuing as Tulco is being sought for service.

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida.

The Company has performed limited exploration and salvage activities at the Juno Beach site in 2013. It is possible that in the future, the Company will only be able to sporadically explore and salvage the Juno Beach site due to vessel repairs and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

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

There is a historic shipwreck site located off of Lantana Beach Florida in which the Company has received a three stage permit from the Florida Division of Historical Resources. The permit is for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year. Phase 1 of the permit has been completed. The Company's plan is to salvage the site in an archeologically sensitive manner once Phase 2 has been completed. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. The initial results, although still premature, suggest a mid to late 1800s composite shipwreck.   The Company had expected, because of some previously discovered artifacts, that the wreck may have been that of a 1600s shipwreck. At this time the Company does not believe that the shipwreck remnants that have been located on this site are from a colonial era shipwreck from the 1600s or earlier.   An 1800s era wreck would more than likely not contain any artifacts of any significant value and may have only limited, if any at all, historical or archeological value. Additional discovery work needs to be completed to further understand the complexities of this site. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is very highly likely that the Company will never recover any artifacts or treasure of any significant value from the Lantana site. The company has begun the dig and identify phase at the Lantana site.

There is a purported shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to explore the site. It is the Company's plan to request a salvage permit from the State of Florida for the site as soon as the research design report is completed. If a salvage permit is granted and the requisite environmental permits are obtained, then the Company plans to salvage the site in an archeologically sensitive manner. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is very highly likely that the Company will never recover any artifacts or treasure of any significant value from the North Florida site.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of September 30, 2013, the Company had a working capital deficit of $497,029. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from September 30, 2013.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating expenses from inception through September 30, 2013 are $6,493,656, of which $1,603,983, and $544,894 was incurred during the nine month period ended September 30, 2013 and 2012, respectively. Our major expenses in both periods were for consulting and consulting and contractor expenses, professional fees, vessel expenses, and general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Summary of Nine Months Ended September 30, 2013 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2013 was $1,767,192 as compared to a net loss of $646,109 during the nine month period ended September 30, 2012. The increase in the net loss for the nine month period ended September 30, 2013 was primarily attributable to a significant increase in compensation paid to consultants and independent contractors, an increase in professional fees, an increase in general and administrative expenses, an increase in travel and entertainment expenses, and an increase in interest expenses. During the nine month period ended September 30, 2013, the Company incurred consulting related expenses of $1,066,617 versus $304,670 during the nine month period ended September 30, 2012, an increase of 250%. The 250% increase in consulting related expenses was due to a significant increase in stock based compensation paid to consultants and independent contractors for services including operations, archeological, financial, and administrative as well as shares issued to a company for the rights to explore a potential shipwreck site. During the nine month period ended September 30, 2013, the Company incurred professional fees of $232,142 as compared to $55,348 during the nine month period ended September 30, 2012, an increase of 319%. The primary reason for the increase in professional fees during the first nine months of 2013 is that the Company paid increased stock based compensation in relation to an ongoing lawsuit and for other general legal matters and the Company settled debt related to legal fees through the issuance of shares to a related party vendor. The Company also paid increased stock based compensation for accounting services in 2013. During the nine month period ended September 30, 2013 the Company incurred travel and entertainment expenses of $81,454 versus $36,685 during the nine month period ended September 12, 2012, an increase of 122%. Travel and entertainment expense increased due to the attendance of the Company’s management and an archeological consultant at an archeological conference for shipwrecks in Europe, international travel for research purposes, and the payments of some travel and lodging expenses for independent contractors involved in the Company’s operations while they were working on site.  During the nine month period ended September 30, 2013, the Company general and administrative expenses were $57,147 as compared to $20,292 during the nine month period ended September 30, 2012, an increase of 184%. General and administrative expenses increased by 184% due to an overall increase in general corporate activity as the Company has two actively permitted sites in 2013 vs. only one in 2012 and the Company is actively pursuing an additional permit and researching potential shipwreck sites.  During the nine month period ended September 30, 2013, the Company incurred vessel related expenses of $110,746 versus $91,004 during the nine month period ended September 30, 2012, an increase of 22%. The increase in vessel expenses was due to the Company incurring expenses related to repair and maintenance work done on its main salvage vessel. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel the Company anticipates that it will continue to require repairs and in some cases major unforeseen repairs.  Interest expense for the nine month period ended September 30, 2013 was $224,463 versus $108,155 during the nine month period ended September 30, 2012, an increase of 108%. The increase in interest expense in 2013 was due to the impact of fair value measurement adjustments on several convertible promissory notes. The Company had gains due to the extinguishment of debt of $99,701 during the nine month period ended September 30, 2013 versus gains due to the extinguishment of debt of $38,338 during the nine month period ended September 30, 2012, an increase of 160%. The increase in gains due to the extinguishment of debt was the result of the impact of the conversion of convertible notes into shares of the Company’s stock.

Summary of Three Months Ended September 30, 2013 Results of Operations

The Company’s net loss for the three month period ended September 30, 2013 was $605,567 as compared to a net loss of $182,458 during the three month period ended September 30, 2012. The increase in the net loss for the three month period ended September 30, 2013, as compared to the three month period ended September 30, 2012, was primarily due to a significant increase in compensation paid to consultants and independent contractors, an increase in professional fees, an increase in general and administrative expenses, an increase in travel and entertainment expenses, and an increase in interest expenses.  During the three month period ended September 30, 2013, the Company incurred consulting related expenses of $413,802 versus $76,437 during the three month period ended September 30, 2012, an increase of 440%. The 440% increase in consulting and independent contractor related expenses was due to a significant increase in stock based compensation paid to consultants and independent contractors including operations, archeological, financial, advisory and administrative services. During the three month period ended September 30, 2013, the Company incurred professional fees of $47,398 as compared to $8,021 during the three month period ended September 30, 2012, an increase of 491%. The primary reason for the increase in professional fees during the three month period ended September 30, 2013 is that the Company paid a very small amount of stock based compensation, $12,500, during the same three month period in 2012 as opposed to $165,586 of stock based compensation in 2013. During the three month period ended September 30, 2013, the Company incurred travel and entertainment expenses of $29,270 versus $10,228 during the three month period ended September 12, 2012, an increase of 186%. Travel and entertainment expense increased primarily due to the payment of travel and lodging expenses for independent contractors involved in the Company’s operations while they were working on site.  During the three month period ended September 30, 2013, the Company’s general and administrative expenses were $27,144 as compared to $6,003 during the three month period ended September 30, 2012, an increase of 352%. General and administrative expenses increased by 352% due to an overall increase in general corporate activity as the Company has two actively permitted sites in 2013 vs. only one in 2012 and the Company is actively pursuing an additional recovery permit and researching potential shipwreck sites.  During the three month period ended September 30, 2013, the Company incurred vessel related expenses of $28,067 versus $23,133 during the three month period ended September 30, 2012, an increase of 21%. The increase in vessel expenses was due to the Company incurring expenses related to repair and maintenance work done on its main salvage vessel. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel the Company anticipates that it will continue to require repairs and in some cases major unforeseen repairs.  Interest expense for the three month period ended September 30, 2013 was $67,157 versus $50,140 during the three month period ended September 30, 2012, an increase of 34%. The increase in interest expense in 2013 was due to the impact of fair value measurement adjustments on several convertible promissory notes.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $1,603,983 for the nine months ended September 30, 2013 and $544,894 for the nine months ended September 30, 2012. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $0.   During the nine month period ended September 30, 2013, and the period from inception to September 30, 2013, we incurred net losses of $1,767,192 and $7,616,098, respectively. On September 30, 2013, the Company had $29,404 in current assets and $526,433 in current liabilities, leaving us a working capital deficit of $497,029.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the three month period ended September 30, 2013. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as the Company may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is very highly likely that all capital invested in the Company and/or borrowed by the Company will be lost.

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

In addition to the operations expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, corporate communications, rent, telephones, etc. The recurring expenses associated with being a publicly traded company are very burdensome for smaller public companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating, which in turn makes owning shares of the Company’s commons stock extremely risky and highly speculative in nature. The Company’s lack of liquidity may cause the Company to have to cease operations at any time which would likely result in a complete loss of all capital invested in or borrowed by the Company to date.

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

The Company has issued shares of its restricted common stock to various consultants as a supplement to cash payments for services or in lieu of paying cash for services. The Company has also issued shares to certain vendors in lieu of cash in order to pay off some of its debt. The issuance of shares for services and to pay debt is highly dilutive to current shareholders and may result in significant decline in the market value of the Company’s shares. The Company intends to continue to issue shares for services and in payment of some debt obligations and as such these share issuances may result in significant dilution to shareholders and may result in a significant decline in the market value of the Company’s shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company is presently seeking additional financing. We expect to expend our available cash in less than one month from November 14, 2013, based on our historical rate of expenditures. The Company depends upon activities such as subsequent offerings of our common stock or debt financing in order to operate and grow the business. The Company has no specific plans for selling its common stock and no arrangements for debt financing.  There can be no assurance the Company will be successful in raising additional capital. There may be other risks and circumstances that management may be unable to predict.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2013.  Based on this evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management has not made any change in our internal control over financial reporting during the period ended September 30, 2013. The Company has limited resources and as a result, management has concluded that material weaknesses in financial reporting currently exist, including those described below.  These material weaknesses were described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2012.

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

  Part II. Other Information

Item 1. Legal Proceedings

Since December 11, 2009, the Company, has been involved in a lawsuit where it was named as a Defendant, along with its CEO and transfer agent in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida. The lawsuit was brought in the name of 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock. The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. Such lawsuit continued to a hearing of the Plaintiffs’ motion for summary judgment against the Defendants including Seafarer, which was heard on September 1, 2011 and denied by the Court. Litigation of the matter has continued and the Company has presented evidence and arguments of law that the shares were distributed from their original recipient, Micah Eldred, in an illegal sale to another corporate entity. The Company further contends in its pleadings that such shares were then illegally purchased back by Eldred, then distributed in a manner by Eldred to others including the 31 other Plaintiffs to avoid reporting requirements under the Securities Act and as Eldred had a duty to report as a principal of a brokerage. The actions by Eldred, as pled by the Corporation, is that on or about October 8, 2008,  Eldred  gifted  most  of the  34,700,000   shares  to certain  friends,   family,  and  employees   (i.e.,  the  Plaintiffs   named  in this  Complaint),   and  kept ownership  of 4, 140,000  shares.

On September 11, 2013, the Parties attended a voluntary mediation, which ended in an impasse.

Some discovery had progressed to the point that Seafarer had, on September 25, 2013, filed a Motion to File Counterclaims and Third-Party Complaint (“Motion for Leave to File Counterclaim”) along with a proposed Counterclaim.  The proposed Counterclaim names as defendants the Plaintiffs in the Lawsuit, as well as non-parties Spartan Securities Group, Ltd., (“Spartan Securities”) and Am- Asia Consulting (“Am-Asia”) (collectively the “Proposed Counterclaim Defendants”).  Neither Spartan Securities nor Am-Asia has yet been joined or served with any process in the Lawsuit. The  allegations  in  the  proposed  Counterclaim  arise  from  the  same transaction or occurrence that gave rise to the Lawsuit.  Specifically, the proposed Counterclaim alleges that the Plaintiffs including Eldred violated and conspired to violate securities laws, specifically Rule 10b-5 promulgated under the Securities Exchange Act, 15 U.S.C. § 78j, and Fla. Stat. § 517.301, in connection with the activities which form the basis of Plaintiffs’ claims in the Lawsuit.  Included in the proposed counterclaim was an allegation of conspiracy between Eldred and Sean Murphy for the publication of false information which Seafarer sued Murphy for and received a judgment for libel against Murphy on April 1, 2011 for $5,080,000. Thus the counterclaim was proposed and filed as a proposed claim against the Plaintiffs: Micah Eldred, Michael J. Daniels, Carl Dilley, Heather Dilley, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Diane J. Harrison, Ioulia Hess, Olessia  Kritskaia,  Anna Krokhina, George Lindner, Elizabeth Lizzano, Karen Lizzano, Robert Lizzano, Abby Lord, Jillian Mally, Ekaterina Messinger, Susan Miller, Michael Mona, Matthew J. Presy, Oksana Savchenko, Vanessa A. Verbosh, Alan Wolper, Sarah Wolper, Christine Zitman, and CADEF: Childhood Autism Foundation, Inc. Damages sought include actual damages of over $15,000,000. Such matter was set for hearing to be heard in the State Court on October 23, 2013. It is strongly noted as shown below, it was established that CADEF: the Childhood Autism Foundation was improperly named as a Plaintiff, and Seafarer will not proceed with any claims against the foundation and CADEF has demanded to the counsel representing the Plaintiffs that CADEF be dropped from such proceedings as a Plaintiff against Seafarer.

On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorneys fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer was granted the ability to file for attorney’s fees in the matter against the Plaintiffs, which its counsel intends to pursue. Such case is now being remanded to the Circuit Court in Hillsborough County, where Seafarer will again set the matter for hearing to file all the counter-claims and third party claims as previously filed to be heard. It is the intent of Seafarer, its board and management to seek complete cancellation of all shares issued to the Plaintiffs and for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders.

Item 1. Legal Proceedings - continued

In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer. Seafarer and its counsel completely contend in such release and in such proceedings that CADEF was not a knowing party to such lawsuit. Seafarer intends to pursue the representations by the other Plaintiffs through counsel made in Pleadings, at mediation, and in the Federal Court that CADEF had been represented in such matter with their knowledge and consent.

Such litigation is now awaiting remand to the Circuit Court in Hillsborough County which is expected in the next 30 days and for continued litigation.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 and as renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. Such service of process is continuing as Tulco is being sought for service.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2013, the Company issued 7,525,442 restricted common shares of its common stock to various consultants for consulting services including administrative, executive, financial, archeological, operations, and other services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2013, the Company entered into subscription agreements to sell 4,550,000 shares of its restricted common stock to six investors and receive proceeds of $57,500. Any of the proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended September 30, 2013, the holders of promissory notes with a face value of $85,500 elected to convert their notes into 11,655,173 shares of the Company’s common stock an which includes 2,659,333 shares issued to a related party investor for the conversion or partial conversion of two promissory notes.  Additionally, a related party vendor agreed to convert a portion of its debt, $5,731 into 458,462 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

*99.1	Temporary Hardship Exemption

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Extension Presentation Linkbase

* Filed herewith.
** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seafarer Exploration Corp.

Date: November 14, 2013	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2013	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 14, 2013	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director