Form 10-Q/A
period 2013-09-30
SEAFARER EXPLORATION CORP
filed 2013-11-19
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

** 99.1	Temporary Hardship Exemption

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Extension Presentation Linkbase

* Filed herewith.
** Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seafarer Exploration Corp.

Date: November 19 , 2013	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 19 , 2013	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 19 , 2013	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director