Form 10-K
period 2013-12-31
SEAFARER EXPLORATION CORP
filed 2014-04-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2013

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $30,948,329 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 7, 2014, the Registrant had 866,769,978 outstanding shares of its common stock, $0.0001 par value.

SEAFARER EXPLORATION CORP.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seafarer Exploration Corp., a company organized under the laws of Florida, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to continue as a going concern; general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management, as well as on assumptions based on information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to successfully locate cargo and artifacts from historic shipwreck sites and a number of other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report or as a result of certain economic and business factors, some of which may be beyond our control.

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

No Revenue and Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the infrastructure necessary for the exploration and recovery of historic shipwreck sites and while actually exploring historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 11, 2014. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks and to actively search for, explore, and recover historic shipwrecks. This type of business venture is extremely speculative in nature and there is a tremendous amount of risk that any capital invested in and/or borrowed by the Company will be lost.

It has been estimated that there are over three million undiscovered shipwrecks around the world and a few of these shipwrecks were lost with verifiable cargoes that contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

Item 1. Business - continued

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

Furthermore there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

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

Competition

There are a number of competing entities who are engaged in various aspects of the exploration and salvage of historic shipwrecks, and in the future other competitors may emerge. Some of these companies are publicly traded companies and there are a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be in this business as well. Many of these entities may be better capitalized and may have greater resources to devote to the pursuit of locating and salvaging historic shipwrecks. Many of these competing entities may also have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company is at a material competitive disadvantage as compared to competing entities that are better capitalized, have more resources and/or who possess greater experience in the business.

Item 1. Business - continued

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

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have any steady cash flow to rely on to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in the Company or borrowed by the Company would likely be lost.

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $1,879,438 for the year ended December 31, 2013 and $693,783 for the period ended December 31, 2012. The Company believes that it will continue to generate losses from its operation for the foreseeable future and it may not be able to generate a profit in the long-term, or ever.

Governmental Regulation

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks although the Company has secured permits in the past. There is a substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, both in terms of direct and ongoing compliance costs. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

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

There are also strict environmental regulations associated with the exploration and recovery of historical shipwrecks. In order to explore and salvage shipwrecks that are located in state controlled waters, the Company must obtain permission from both federal authorities and state environmental agencies in order to conduct operations. There is always the possibility that the Company could be denied access to a historic shipwreck site based on federal or state environmental concerns.

Litigation

The Company has been engaged in various litigations (See “Legal Proceedings” below). A negative outcome in these actions could adversely affect the Company’s business. We could be subject to future litigations that could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition.

Item 1. Business - continued

Employees

As of December 31, 2013, Seafarer Exploration Corp. had one employee, its CEO Kyle Kennedy, who serves full time.

Other Consultants and Contractors

Seafarer uses consultants and independent contract personnel in its operation, and intend to continue to use contract divers and archeologist for our exploration and recovery operations. From time to time, we have or intend to hire other contractors, subcontractors and consultants to perform specific services.

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

Juno Beach Shipwreck Site

The Company has previously performed exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes that it is possible that the Juno Beach shipwreck site may potentially contain remnants of a sunken Spanish ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date, no main shipwreck body has been located. It is also possible that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are no artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very remote.

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

The Company’s exploration and recovery activities at the Juno Beach site were limited in 2013 due to some repair and maintenance issues with its main salvage vessel and a lack of financing. So far in 2014, the Company has performed some limited exploration and salvage activities as the weather has permitted.

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

The Company and Tulco renewed their Exploration Agreement regarding the Juno Beach Shipwreck site in June of 2010.

Item 1. Business - continued

Even though the Company had an Agreement with Tulco for the Exploration of the Juno Beach site through June 8, 2013, the Company is uncertain as to whether Tulco plans to renew this Exploration Agreement. Tulco did not cash the check that the Company paid under the terms of the Exploration Agreement in 2012. The Company has not paid Tulco the $20,000 fee due in January 2013 as contemplated in the Exploration Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and Tulco has also threatened to take legal action against the Company. The original three year term of the Exploration Agreement was valid until June 8, 2013 and both Seafarer and Tulco had the option to extend the agreement for an additional three years. There have been no discussions between Tulco and Seafarer to extend the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and therefore the Company has no further rights to explore and salvage the Juno Beach site.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 through April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer expects to have such final judgment within 90 days of March 1, 2014, unless another party or person responds to such lawsuit, including publication of such matter under Florida law.

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida.

The Company has performed limited exploration and salvage activities at the Juno Beach site in 2014. It is possible that in the future, the Company will only be able to sporadically explore and salvage the Juno Beach site due to vessel repairs and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

The Juno Beach Shipwreck site is an extremely speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc.

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date; no main shipwreck body has been located. It is also possible that a ship began to break up on the site but the main body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are no artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very unlikely, however the possibility exists.

Lantana Shipwreck Site

There is a historic shipwreck site located off of Lantana Beach Florida in which the Company has received a three stage permit from the Florida Division of Historical Resources. The permit is for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year. Phase 1 of the permit has been completed. The Company's plan was to eventually salvage the site in an archeologically sensitive manner once Phase 2 was completed. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work.

Item 1. Business - continued

Under the permit, the Company began remote sensing at the site with a cesium vapor magnetometer and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2, testing was done, which confirmed a mid-to-late 18th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects the Company is not pursuing Phase 3 at the Lantana site at this time but will review the site at a later date that has not yet been determined.

There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks and it is highly likely that the Company will never recover any artifacts or treasure of any significant value from the Lantana site.

North Florida Shipwreck Site

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to explore the site. It is the Company's plan to request a salvage permit from the State of Florida for the site as soon as the research design report is completed. If a salvage permit is granted and the requisite environmental permits are obtained, then the Company plans to salvage the site in an archeologically sensitive manner. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

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

In 2012, the Company received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. In the past, Tulco has stated that if the Company does not meet its demands, then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company, and it has threatened to take legal action against the Company. The Company paid Tulco the $20,000 fee in January 2012 as required under the Exploration Agreement, however Tulco has not cashed the check from 2012. The Company did not pay Tulco the $20,000 fee in January 2013 as contemplated in the Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. The original three year term of the Exploration Agreement was valid until June 10, 2013 and both Seafarer and Tulco had the option to extend the agreement for an additional three years. There have been no discussions between Tulco and Seafarer regarding extending the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and that therefore the Company has no further rights to explore and salvage the Juno Beach site.

Item 1. Business - continued

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be jointly responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 and as renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 through April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. Such service of process is continuing as Tulco is being sought for service.

Florida Division of Historical Resources Agreemenst/Permits

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014.

On November 2, 2012, the Company received a three year 1A-31 Exploration Permit from the Division of Historical Resources for an area identified off of Lantana Beach, Florida. Under the permit the Company began remote sensing at the site with a cesium vapor magnotemoter and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2 testing was done which confirmed a mid to late 18th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects the Company is not pursuing Phase 3 at the Lantana site at this time but review the site at a later date that has not yet been determined.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on July 1, 2013 for its current location. Under the terms of the amended lease agreement, the lease term has been extended to June 30, 2015, with a base monthly rent of $1,200 from July 1, 2013 to June 30, 2014 and a base monthly rent of 1,235 from July 1, 2014 through June 30, 2015. There may be additional monthly charges for pro-rated maintenance, late fees, etc.

As of December 31, 2013, future minimum rental payments required under this non-cancelable operating lease was $22,015, of which $14,608 is due during 2014 and $7,407 is due during 2015.

Item 3. Legal Proceedings.

Since December 11, 2009, the Company, has been involved in a lawsuit where it was named as a Defendant, along with its CEO and transfer agent in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida. The lawsuit was brought in the name of 31 individuals and one corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock. The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. Such lawsuit continued to a hearing of the Plaintiffs’ motion for summary judgment against the Defendants including Seafarer, which was heard on September 1, 2011 and denied by the Court. Litigation of the matter has continued and the Company has presented evidence and arguments of law that the shares were distributed from their original recipient, Micah Eldred, in an illegal sale to another corporate entity. The Company further contends in its pleadings that such shares were then illegally purchased back by Eldred, then distributed in a manner by Eldred to others including the 31 other Plaintiffs to avoid reporting requirements under the Securities Act and as Eldred had a duty to report as a principal of a brokerage. The actions by Eldred, as pled by the Corporation, is that on or about October 8, 2008,  Eldred  gifted  most  of the  34,700,000   shares  to certain  friends,   family,  and  employees   (i.e.,  the  Plaintiffs   named  in this  Complaint),   and  kept ownership  of 4,140,000  shares. On September 11, 2013, the Parties attended a voluntary mediation, which ended in an impasse. Some discovery had progressed to the point that Seafarer had, on September 25, 2013, filed a Motion to File Counterclaims and Third-Party Complaint (“Motion for Leave to File Counterclaim”) along with a proposed Counterclaim.  The proposed Counterclaim names as defendants the Plaintiffs in the Lawsuit, as well as non-parties Spartan Securities Group, Ltd., (“Spartan Securities”) and Am- Asia Consulting (“Am-Asia”) (collectively the “Proposed Counterclaim Defendants”).  Neither Spartan Securities nor Am-Asia has yet been joined or served with any process in the Lawsuit. The allegations in the proposed Counterclaim arise from the same transaction or occurrence that gave rise to the Lawsuit.  Specifically, the proposed Counterclaim alleges that the Plaintiffs including Eldred violated and conspired to violate securities laws, specifically Rule 10b-5 promulgated under the Securities Exchange Act, 15 U.S.C. § 78j, and Fla. Stat. § 517.301, in connection with the activities which form the basis of Plaintiffs’ claims in the Lawsuit.  Included in the proposed counterclaim was an allegation of conspiracy between Eldred and Sean Murphy for the publication of false information which Seafarer sued Murphy for and received a judgment for libel against Murphy on April 1, 2011 for $5,080,000. Thus the counterclaim was proposed and filed as a proposed claim against the Plaintiffs: Micah Eldred, Michael J. Daniels, Carl Dilley, Heather Dilley, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Diane J. Harrison, Ioulia Hess, Olessia  Kritskaia,  Anna Krokhina, George Lindner, Elizabeth Lizzano, Karen Lizzano, Robert Lizzano, Abby Lord, Jillian Mally, Ekaterina Messinger, Susan Miller, Michael Mona, Matthew J. Presy, Oksana Savchenko, Vanessa A. Verbosh, Alan Wolper, Sarah Wolper, and Christine Zitman. On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorneys fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.”   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer collected such attorney’s fees through counsel. Such case was remanded to the Circuit Court in Hillsborough County, where Seafarer had the motion to file the Counterclaims and Third Party Claims heard and an Order Granting the filing and service of such claims was made by Circuit Judge Paul Huey on December 13, 2013. Seafarer filed such complaint and served such Counterclaim Defendants and Third Party Defendants during the months of December 2013 and January 2014. Such complaint included claims by Seafarer for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders. In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (“CADEF”), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer. Management believes that this is a pattern of activity by the Plaintiff. Such litigation is now pending a motion to dismiss by the Counterclaim Defendants, as well as the Third Party Defendants, which motion is set for hearing in March 2014. Management and counsel of Seafarer stand by the legal argument that there no longer exists any legal basis under the Securities Act for such shares to ever have their legend removed. It is the position of Seafarer that due to the actions involved with such shares, they are tainted and should be ordered to be cancelled. Seafarer intends to continuously pursue this defense and the counterclaims and third party claims on behalf of the Corporation and its shareholders.

Item 3. Legal Proceedings - continued

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company. The limited liability company claimed that the Company owed $12,064, plus court costs. On February 21, 2013, both parties settled the matter with neither party making any admission of liability. Such settlement and dismissal was finalized and filed with no ongoing impact to the Company.

On March 2, 2010, the Company filed a complaint naming, Sean Murphy as a Defendant who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. On April 5, 2011, a six person jury in Hillsborough County, Florida found in favor of the Company and found that the Defendant was responsible for $5,080,000 in compensatory damages. In 2012, the Company attempted to schedule a trial for the punitive damages, but the Court cancelled the trial due to scheduling of priority cases. The Company is currently seeking final entry of not only the judgment, but will be exercising collection matters against the Defendant. The Company intends to pursue collection, no matter the ability of the Defendant to pay.

Seafarer Exploration Inc., currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to the Company, and against the individual as a guarantor of the promissory note. The Defendants have filed an Answer in the nature of a general denial, certain affirmative defenses. Legal discovery is ongoing, and the pleadings are not otherwise currently “at-issue” to schedule the action for trial. There are currently no counterclaims or adverse liabilities of record in the above case as of the filing of this Form 10-K.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 through April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer expects to have such final judgment within 90 days of March 1, 2014, unless another party or person responds to such lawsuit, including publication of such matter under Florida law.

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

There is currently a limited trading market for our securities on the OTC-BB. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0047 and $0.044 for the year ended December 31, 2013, and between $0.0032 and $0.0136 for the year ended December 31, 2012. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue.

The range of high and low bid prices for our common stock during each quarter for 2012 and 2013 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2012	0.0136	0.005
June 30, 2012	0.0120	0.0032
September 30, 2012	0.0095	0.0038
December 31, 2012	0.0085	0.0032
March 31, 2013	0.0400	0.0047
June 30, 2013	0.0440	0.0151
September 30, 2013	0.0400	0.0146
December 31, 2013	0.0245	0.0138

Penny Stock

Our stock is considered to be a penny stock.  Our stock is subject to certain provisions of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock” rules as defined in Rule 3a51-1.  A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our stock is deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers.

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock.  Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at April 7, 2014 was 1,762 shareholders holding 312,087,368 restricted shares in certificated securities and 554,682,610 non restricted shares.

Transfer Agent

ClearTrust, LLC (“ClearTrust”) is the Company’s stock transfer agent. ClearTrust’s address is 16540 Pointe Village Drive, Suite 201 Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the periods ended December 31, 2013 and 2012 or during the period from inception to December 31, 2013.   It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

Equity Compensation Plans

The Company has not established any formal equity compensation plans as of the date of this Annual Report on Form 10-K; however, the Company reserves the right to do so at a later date.

Reports to Security Holders

Seafarer Exploration Corp. is a reporting company pursuant to the Securities and Exchange Act of 1934. As such, the Company makes available its annual report which includes audited financial statements, and its quarterly reports which include unaudited financial statements.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

Recent Sales of Unregistered Securities

During the three months ended December 31, 2013, the Company issued 6,088,888 of its restricted shares of its common stock to various consultants. These shares were issued for business advisory, legal, executive, operations, archeological, corporate and administrative consulting services. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and such securities were issued for services rendered to sophisticated and/or accredited investors or persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013. The proceeds from the sale of such commons stock were used for general corporate purposes, working capital and the repayment of debt. During the three months ended December 31, 2013, the Company sold 3,200,000 shares of its restricted common stock and received proceeds of $37,000. The proceeds from the sale of such commons stock were used for general corporate purposes, working capital and the repayment of some debt.

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

Repurchase of Securities

During the years ended December 31, 2013 and 2012, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

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

It has been estimated that there are over three million undiscovered shipwrecks around the world and a few of these shipwrecks were lost with verifiable cargoes that contained valuable materials, including artifacts and treasure. However, the majority of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

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

Furthermore, there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a very substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

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

Plan of Operation

During the years ended December 31, 2013 and 2012, the Company has taken the following steps to implement its business plan:

•
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of exploring, salvaging and recovering historic shipwrecks. The Company has also performed some exploration and recovery activities.

•	Spent considerable time researching potential shipwrecks including obtaining information from foreign archives.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Even though the Company had an Agreement with Tulco for the Exploration of the Juno Beach site through June 8, 2013, the Company is uncertain as to whether Tulco plans to renew this Exploration Agreement. Tulco did not cash the check that the Company paid under the terms of the Exploration Agreement in 2012. The Company has not paid Tulco the $20,000 fee due in January 2013 as contemplated in the Exploration Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and Tulco has also threatened to take legal action against the Company. The original three year term of the Exploration Agreement was valid until June 8, 2013 and both Seafarer and Tulco had the option to extend the agreement for an additional three years. There have been no discussions between Tulco and Seafarer regarding extending the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and therefore the Company has no further rights to explore and salvage the Juno Beach site.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be jointly responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 and as renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 through April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. Such service of process is continuing as Tulco is being sought for service.

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida.

The Company performed limited exploration and salvage activities at the Juno Beach site in 2013. It is possible that in the future, the Company will only be able to sporadically explore and salvage the Juno Beach site due to vessel repairs and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

The Juno Beach Shipwreck site is a speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also the possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc.

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date; no main shipwreck body has been located. It is also possible that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are no artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very remote.

There is a historic shipwreck site located off of Lantana Beach Florida in which the Company has received a three stage permit from the Florida Division of Historical Resources. The permit is for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year. Phase 1 of the permit has been completed. The Company's plan was to salvage the site in an archeologically sensitive manner once Phase 2 has been completed. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work.

Under the permit, the Company began remote sensing at the site with a cesium vapor magnotemoter and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2, testing was done which confirmed a mid to late 18th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects the Company is not pursuing Phase 3 at the Lantana site at this time but review the site at a later date that has not yet been determined.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to explore the site. It is the Company's plan to request a salvage permit from the State of Florida for the site as soon as the research design report is completed. If a salvage permit is granted and the requisite environmental permits are obtained, then the Company plans to salvage the site in an archeologically sensitive manner. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

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

If the Company is not able to perform any exploration or recovery operations, then it may have to suspend or cease its operations. If the Company ceases its previously stated efforts, there are no plans to pursue other business opportunities.

Limited Operating History

The Company has not currently generated any revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

At December 31, 2013, the Company had a working capital deficit of $616,599. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 11, 2014.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability, which may have a material adverse effect on the Company’s business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease operations.

The Company’s lack of operating cash flow and reliance on the sale of its commons stock and loans to fund operations is extremely risky. If the Company is unable to continue to raise capital or obtain loans or other financing on terms that are acceptable to the Company, or at all, then it is highly likely that the Company will be forced to cease operations. If the Company ceases its operations, then it is likely that all capital invested in and/or borrowed by the Company will be lost.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company’s net loss for the year ended December 31, 2013 was $2,174,354 as compared to a net loss of $956,798 for the year ended December 31, 2012, an increase of roughly 127% on a year-over-year basis. The increase in 2013 was primarily due to an increase overall business activity as the Company obtained a permit for a second historic shipwreck site off the east coast of Florida near Lantana Beach and commenced exploration operations at this site and also performed limited operations at the Juno Beach shipwreck site. The Company also attempted to grow its operations and keep its independent contract divers together in anticipation of a potential third site based on an agreement signed in January 2013. The Company incurred consulting and contractor expenses of $1,219,602 during the year ended December 31, 2013 versus $387,433 for the year ended December 31, 2012. The 215% year-over-year increase in consulting and contractor expenses was due to the Company ramping up its operations due to having two actively permitted sites and anticipation of a potential third shipwreck site. The Company hired additional independent contractor divers for its operations. Additionally the Company paid higher levels of stock based compensation during the year ended December 31, 2013 to various consultants for corporate advisory services, archaeological services, legal services, financial reporting, operations, executive and administrative services. The Company paid increased compensation to some of its independent contract divers as the Company attempts to perform exploration and recovery at multiple historic shipwreck sites. For the year ended December 31, 2013, the Company incurred professional fees of $296,668 as compared to $81,592 for the year ended December 31, 2012. The primary reason for the 264% increase in professional fees during 2013 was due to the Company paying increased stock based compensation for legal services. Additionally the Company settled outstanding fees owed to a related party vendor that were associated with legal fees incurred by the related party vendor that were incurred in performance of services for the Company. The Company incurred vessel related expenses of $126,472 during the year ended December 31, 2013 versus $100,916 during the year ended December 31, 2012. The increase in vessel expenses in 2013 was largely due to the Company performing various ongoing maintenance and repairs on its main salvage vessel and a concerted attempt to keep the vessel running at peak performance.   The Company’s main salvage vessel requires constant maintenance, repairs and upkeep, especially as the vessel continues to age. The Company incurred travel and entertainment expenses of $105,040 during the year ended December 31, 2013 as compared to $48,080 during the year ended December 31, 2012, an increase of 118% in 2013. The significant increase in travel and entertainment expenses in 2013 were generally due to the Company paying for hotel lodging and travel expenses on a regular basis for several of its independent contract divers when they travelled to perform services for the Company at a shipwreck site and increased travel, including international travel, by management and consultants related to archeological research and meetings pertaining to historic shipwrecks. General and administrative expenses increased from $26,886 in the year ended December 31, 2012 to $64,258 in the year ended December 31, 2013. The 139% year-over-year increase in general and administrative expenses was primarily due to the Company ramping up its operations and increased fees paid for corporate communications and filing fees. Rent expense for the year ended December 31, 2013 was $33,414 versus rent expense of $16,093 during the year ended December 21, 2012, a year-over-year increase of 108%. The rent increase was mostly due to the payment of fees to a person who owned a dive house that the Company has previously disputed the fees, but paid to settle a lawsuit. The 12% increase in total other expenses was largely due to an increase in interest expense during the year ended December 31, 2013. For the year ended December 31, 2013, the Company incurred interest expense of $356,170 as compared to $297,654 for the year ended December 31, 2012. The 20% increase in interest expense was due to the application of fair value measurement analysis of convertible notes.

Liquidity and Capital Resources

At December 31, 2013, we had $578 cash in the bank.   During the year ended December 31, 2013 and the year ended December 31, 2012, we incurred net losses of $2,174,354 and $956,798, respectively. At December 31, 2013, we had $31,852 in current assets and $648,451 in current liabilities, leaving us a working capital deficit of $616,599.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2013. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In addition to the operations expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, corporate communications, rent, telephones, etc. The recurring expenses associated with being a publicly traded company are very burdensome for smaller public companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating, which in turn makes owning shares of the Company’s common stock extremely risky and highly speculative. The Company’s lack of liquidity may cause the Company to be forced to cease operations at any time which would likely result in a complete loss of all capital invested in or borrowed by the Company to date.

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

If we are unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected.

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

If the Company is unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in dilution or reduction in the value of the Company’s securities.

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2013 and December 31, 2013 is qualified subject to substantial doubt as to our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended December 31, 2013, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2013, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $1,879,438 for the year ended December 31, 2013 and $693,783 for the year ended December 31, 2012. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Convertible Notes Payable and Notes Payable, in Default

At December 31, 2013, the Company had convertible notes payable, and notes payable with a face value of $653,290 of which $342,300 were in default.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the years ended December 31, 2013 and 2012 contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

SEAFARER EXPLORATION CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seafarer Exploration Corporation

We have audited the accompanying balance sheets of Seafarer Exploration Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. Seafarer Exploration Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

Tampa, FL April 11, 2014

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

SEAFARER EXPLORATION CORP.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
Assets

Current assets:
Cash	$578	$43,919
Prepaid expenses	26,824	36,014
Advances to shareholder	3,267	3,267
Deposits and other receivables	1,183	1,183

Total current assets	31,852	84,383

Property and equipment, net	130,239	164,223

Investment in common stock	1,100	1,100

Total assets	$163,191	$249,706

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$142,583	$140,270
Convertible notes payable, net of discounts of $120,533 and $13,997	139,457	91,503
Convertible notes payable, related parties, net of discounts of $26,889 and -0-	24,111	-
Convertible notes payable, in default	191,300	149,300
Convertible notes payable, in default - related parties	113,500	66,000
Convertible notes payable, at fair value	-	183,242
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500

Total current liabilities	648,451	667,815

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 7 shares issued
and outstanding at December 31, 2013 and 2012	-	-
Common stock, $0.0001 par value - 850,000,000 shares authorized; 844,216,349 and
739,313,459 shares issued and outstanding at December 31, 2013 and 2012	84,422	73,931
Additional paid-in capital	7,453,578	5,356,866
Accumulated deficit	(8,023,260)	(5,848,906)

Total stockholders' deficit	(485,260)	(418,109)

Total liabilities and stockholders' deficit	$163,191	$249,706

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	1,219,602	387,433
Professional fees	296,668	81,592
Vessel expense	126,472	100,916
Travel and entertainment expense	105,040	48,080
General and administrative expense	64,258	26,886
Depreciation expense	33,984	32,783
Rent expense	33,414	16,093

Total operating expenses	1,879,438	693,783

Income from operations	(1,879,438)	(693,783)

Other income (expense):
Interest expense	(356,170)	(297,654)
Interest income	99,701	93,636
Loss on extinguishment of debt	(38,447)	(37,197)
Loss on impairment	-	(21,800)

Total other income (expense)	(294,916)	(263,015)

Net loss	$(2,174,354)	$(956,798)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	806,432,658	670,703,572

See accompanying notes to the financial statements.

SEAFARER EXPLPLORATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock value	Capital	Deficit	Total
Balance, January 1, 2012	606,642,995	$60,664	$4,615,946	$(4,892,108)	$(215,498)

Common stock issued for services	19,425,000	1,943	123,944	-	125,887

Common stock issued on conversion of notes payable and
stockholder loans	39,486,259	3,948	256,038	-	259,986

Common stock issued for subscription agreements	59,953,571	5,995	252,405	-	258,400

Common stock issued as financing fees	300,000	30	1,470	-	1,500

Common stock issued to extinguish outstanding invoices	8,171,694	817	51,173	-	51,990

Common stock issued as investment in LLC	1,000,000	100	9,700	-	9,800

Common stock issued to extinguish debt	4,333,940	434	29,904	-	30,338

Beneficial conversion feature arising from convertible note
financing	-	-	2,000	-	2,000

Warrants arising from convertible note financing	-	-	14,286	-	14,286

Net loss	-	-	-	(956,798)	(956,798)

Balance, December 31, 2012	739,313,459	73,931	5,356,866	(5,848,906)	(418,109)

Common stock issued for services	47,714,330	4,772	1,142,767	-	1,147,539

Common stock issued on conversion of notes payable and
stockholder loans	30,893,929	3,090	268,262	-	271,352

Common stock issued for subscription agreements	26,580,335	2,658	275,685	-	278,343

Common stock issued to extinguish outstanding invoices	1,964,296	196	56,733	-	56,929

Beneficial conversion feature arising from convertible note
financing	-	-	353,040	-	353,040

Cancellation of common shares	(2,250,000)	(225)	225	-	-

Net loss	-	-	-	(2,174,354)	(2,174,354)

Balance, December 31, 2013	844,216,349	$84,422	$7,453,578	$(8,023,260)	$(485,260)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Operating activities
Net loss	$(2,174,354)	$(956,798)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	33,984	32,782
Amortization of deferred financing costs	-	26,114
Amortization of debt discount and interest expense on
beneficial conversion feature of convertible notes payable	185,715	204,644
Loss on extinguishment of debt	-	37,197
Loss on impairment	-	21,800
Common stock issued for services	1,147,539	125,887
Common stock issued for legal services	56,929	25,754
Common stock issued for financing fees	-	1,500
Decrease (increase) in:
Prepaid expenses	9,190	(4,400)
Advances from shareholder	-	(1,015)
Increase (decrease) in:
Accounts payable and accrued expenses	2,313	(13,284)

Net cash provided (used) by operating activities	(738,684)	(499,819)

Cash flows from investing activities:
Purchase of common stock	-	(12,000)

Net cash provided used by investing financing activities	-	(12,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock	278,343	258,400
Proceeds from the issuance of convertible notes payable	303,000	249,500
Proceeds from the issuance of convertible notes payable, related
party	144,000	50,000
Proceeds from issuance of notes payable	-	10,000
Proceeds from issuance of notes payable, related parties	-	2,500
Payment on convertible notes payable	(30,000)	(11,000)
Payments on notes payable	-	(12,500)
Proceeds from loans from stockholders	8,750	5,000
Payments on loans from stockholders	(8,750)	(5,000)

Net cash provided by financing activities	695,343	546,900

Net increase (decrease) in cash	(43,341)	35,081

Cash - beginning	43,919	8,838

Cash - ending	$578	$43,919

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”), formerly Organetix, Inc. (“Organetix”), was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is to engage in the archaeologically-sensitive exploration, documentation, and recovery of historic shipwrecks with the objective of exploring and discovering Colonial-era shipwrecks for future generations to be able to appreciate and understand.  Seafarer currently has two different wreck sites under permit with the State of Florida and one wreck site under contract with a private party and is working closely with the Florida Department of Historical Resources and the Florida Bureau of Archeological Research to research and document these, and additional, wreck sites.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses totaling $8,023,260 since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2014. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2013 and 2012.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there because outstanding common stock equivalents would have been anti-dilutivet December 31, 2013 and 2012.

Components of loss per share for the respective years are as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Net loss attributable to common shareholders	$(2,174,354)	$9956,798)

Weighted average shares outstanding:
Basic and diluted	806,432,658	670,703,572

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities, as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The valuation of the Company’s derivative liability is determined using Level 1 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of long-term loans approximate their fair values due to the fact that the interest rates on these loans are reset each year based on prevailing market interest rates.

Fixed Assets and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at December 31, 2013 and 2012:

	2013	2012
Diving vessel	$325,000	$325,000
Generator	7,420	7,420
Less accumulated depreciation	(202,181)	(168,197)
	$130,239	$164,223

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $33,984 and $32,783, respectively

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company recognized impairment losses of -0- and $21,800 during the years ended December 31, 2013 and 2012, respectively.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2013 and 2012, the Company did not report any revenues.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2013 and 2012, all of the Company’s convertible notes payable were classified as conventional instruments.

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04.  This update clarifies how entities measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  This guidance is effective for fiscal years beginning after December 15, 2013 and interim reporting periods thereafter.   This update is not expected to have an impact on the Company’s financial position or results of operations.

In April 2013, the FASB issued ASU 2013-07 to clarify when it is appropriate to apply the liquidation basis of accounting.  Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent.  This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter.  This update is not expected to have an impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11 which provides guidance relating to the financial statement presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward, if such settlement is required or expected in the event the uncertain tax position is disallowed.  This update does not require any new recurring disclosures and is effective for public entities for fiscal years beginning after December 15, 2013, and interim reporting periods thereafter.  This update is not expected to have an impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – CAPITAL STOCK

Common Stock

As of December 31, 2013 and 2012, the Company was authorized to issue 850,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CAPITAL STOCK, continued

Series A Convertible Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

During the period ended December 31, 2011, the Company issued seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of December 31, 2013, no shares of preferred stock had been converted into shares of the Company’s common stock.

Warrants and Options

As of December 31, 2013, a convertible note holder had a warrant to purchase 4,000,000 shares of its common stock with an exercise price of $.005 per share for a period of ten years beginning on November 20, 2012.

NOTE 5 - INCOME TAXES

At December 31, 2013 and 2012, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income. The amounts available were approximately $8,023,000 and $5,849,000 for Federal purposes. The Federal carry forward begin to expire in 2033. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2013 and 2012, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2013 and 2012, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES, continued

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Income tax at federal statutory rate	(34.00%)	(34.00%)
State tax, net of federal effect	(3.96%)	(3.96%)
	37.96%	37.96%
Valuation allowance	(37.96%)	(37.96%)
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2013 and 2012, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of $8,023,260 and $5,848,906, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2013 and 2012.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LEASE OBLIGATION

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on July 1, 2013 for its current location. Under the terms of the amended lease agreement, the lease term has been extended to June 30, 2015, with a base monthly rent of $1,200 from July 1, 2013 to June 30, 2014 and a base monthly rent of $1,235 from July 1, 2014 through June 30, 2015. There may be additional monthly charges for pro-rated maintenance, late fees, etc.

As of December 31, 2013, future minimum rental payments required under this non-cancelable operating lease are as follows:

Years ending December 31,
2014	$14,608
2015	7,407
Total	$22,015

NOTE 7 – SUPPLEMENTAL CASH FLOW DISCLOSURES

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy debt	$56,929	$76,528
Convertible debt converted and accrued interest to common
stock	$271,352	$259,986
Common stock issued in exchange for fixed assets	$-	$7,420
Common stock issued in conjunction with joint venture	$-	$9,800

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the notes remeasured to fair value, which are discussed in Note 9, as of December 31, 2013 and 2012:

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

Issue	Maturity	December 31,	December 31,	Interest	Conversion
Date	Date	2013	2012	Rate	Rate
Convertible notes Payable:
January 28, 2013	January 28, 2014	$25,000	$-	6.00%	0.0050
January 28, 2013	January 28, 2014	25,000	-	6.00%	0.0050
August 8, 2013	February 11, 2014	40,000	-	6.00%	0.0100
September 18, 2013	March 18, 2014	20,000	-	6.00%	0.0125
September 25, 2013	March 25, 2014	10,000	-	6.00%	0.0125
October 21, 2013	April 21, 2014	40,000	-	6.00%	0.0100
October 4, 2013	May 12, 2014	50,000	-	6.00%	0.0125
October 30, 2013	October 30, 2014	49,990	-	6.00%	0.0125
February 17, 2012	February 17, 2013	-	7,500	6.00%	0.0040
April 5, 2012	April 5, 2013	-	15,000	6.00%	0.0050
July 16, 2012	July 16, 2013	-	5,000	6.00%	0.0050
October 31, 2012	April 30, 2013	-	8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	-	50,000	6.00%	0.0050
December 20, 2012	June 20, 2013	-	20,000	6.00%	0.0040
		259,990	105,500
Unamortized discounts		(120,533)	(13,997)
Balance		$139,457	$91,503

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	$-	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	-	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	-	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	-	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	-	6.00%	0.0040
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	40,000	6.00%	0.0080
November 9, 2011	December 31, 2012	-	35,000	6.00%	0.0040
		191,300	149,300
Unamortized discount		-	-
Balance		$191,300	$149,300

Convertible notes payable - related party, in default
January 7, 2013	June 30, 2013	7,500	-	6.00%	0.0040
January 19, 2013	July 30, 2013	15,000	-	6.00%	0.0040
February 7, 2013	August 7, 2013	10,000	-	6.00%	0.0050
July 9, 2013	December 19, 2013	15,000	-	6.00%	0.0150
January 9, 2009	January 9, 2010	10,000	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	50,000	8.00%	0.0040
		113,500	66,000
Unamortized discount		-	-
Balance		$113,500	$66,000

Convertible notes payable - related party
July 17, 2013	January 17, 2014	30,000	-	6.00%	0.0010
July 26, 2013	January 26, 2014	10,000	-	6.00%	0.0010
November 12, 2013	May 12, 2014	11,000	-	6.00%	0.0125
		51,000	-
Unamortized discount		(26,889)
Balance		$24,111	$-

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

Notes Payable

The following table reflects the notes payable, as of December 31, 2013 and 2012:

Issue Date	Maturity Date	December 31, 2013	December 31, 2012	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable, in default:

June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	August 23, 2011	5,000	5,000	6.00%
		30,000	30,000

		$37,500	$37,500

In August of 2013 a related party shareholder provided the Company with emergency short term loan proceeds totaling $2,500. The Company repaid the related party shareholder the entire $2,500 balance prior to December 31, 2013. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In October of 2013 a related party shareholder provided the Company with emergency short term loan proceeds totaling $6,250. The Company repaid the related party shareholder the entire $6,250 loan balance prior to December 31, 2013. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

At December 31, 2013 and 2012, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $59,267 and $45,898, respectively, and are included in accounts payable and accrued liabilities on the accompanying balance sheets. Management intends to have discussions or has already had discussions with several of the promissory note holders who do not currently have convertible notes regarding amending their notes to make them convertible into shares of the Company’s common stock. Any such agreements to convert promissory notes into shares of the Company’s common stock would more than likely have a highly dilutive effect on current shareholders and such dilution may significantly depress the trading price of the Company’s common stock.

Convertible Notes Payable and Notes Payable, in Default

At December 31, 2013, the Company had convertible notes payable, notes payable and stockholder loans of $505,868, of which $342,300 were in default.  The convertible notes payable and notes payable in default at December 31, 2013 are reflected in the tables shown above.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE AT FAIR VALUE

Convertible Note Payable Dated October 6, 2011

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE AT FAIR VALUE, continued

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

Convertible Note Payable Dated January 31, 2012

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE AT FAIR VALUE, continued

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE AT FAIR VALUE, continued

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

During the year ended December 31, 2013, the Company repaid $30,000 in principal and the remaining $12,500 in principal was converted into 1,136,364 shares of the Company’s common stock.

Convertible Note Payable Dated December 18, 2012

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

During the year ended December 31, 2013, the full $42,500 in principal and $1,700 in accrued interest was converted into 3,226,278 shares of the Company’s common stock.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS

Agreement to Explore a Shipwreck Site Located off of Brevard County, Florida

On February 1, 2013, the Company entered into an agreement with a corporation under which Seafarer was given the rights to explore a purported historic shipwreck located off of Brevard County, Florida. Under the terms of the agreement Seafarer agreed to provide services that are normal to the exploration and salvage of historic shipwrecks, including exploration, dig and identify, research and establish historic province, salvage, recover and conserve artifacts and archeological material from abandoned and lost shipwreck sites. Seafarer will also assist to obtain and/or update the necessary permits and contracts with various governmental agencies including the Florida Division of Historical Resources, including environmental permits, which are required to be able to explore and eventually salvage the shipwreck site. Seafarer will also act as the project manager for the exploration and salvage of the shipwreck site. Under the agreement, Seafarer will receive 60% of any recovery of archeological material from the shipwreck site and the corporation will receive 40%, net of any percentages that are donated to the State of Florida. All ancillary rights, including, but not limited to public exhibits, publicity, movies, real time video, television, literary, archival research, and replica rights shall be shared equally between Seafarer and the corporation. Seafarer agreed to pay to the corporation 10 million shares of its restricted common stock with 2.5 million shares due and payable upon execution of the agreement, 2.5 million shares due and payable upon the receipt of a salvage and recovery contract from the State of Florida, 2.5 million shares upon commencement of the work at the site, and 2.5 million shares upon the discovery of valuable archeological material. Seafarer may, in its discretion, issue additional performance shares of stock to the corporation.  Seafarer and the corporation will be jointly responsible for overseeing the conservation of archeological materials from the site and will mutually locate and agree on a third party to handle the conservation of the artifacts. Seafarer will be responsible for 60% of the cost of the conservation of the artifacts and the corporation will be responsible for 40% of the cost. Seafarer and the corporation are individually responsible for their own costs and expenses that they incur that are associated with the agreement, including, but not limited to fees, insurance, independent contractors, food, permit and contract fees, repairs, equipment, vessels, divers, safety equipment, travel, legal expenses, etc. Subsequent to December 31, 2013 this Agreement was cancelled and the parties, through an affiliate of the corporation that originally entered into the Agreement with Seafarer, agreed to form a new limited liability company to continue to pursue obtaining the permits required for the exploration and recovery of the site.

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

The Company has previously received correspondence from Tulco’s legal counsel demanding that the Company pay additional fees that are not contemplated in the Exploration Agreement and that the Company turn over artifacts to Tulco. Tulco has stated that if the Company does not meet its demands then Tulco will seek other groups to work at the Juno Beach site and that it will terminate its agreement with the Company and it has threatened to take legal action against the Company. The Company paid Tulco the $20,000 fee in January 2012, as required under the Exploration Agreement, however Tulco has not cashed the check. The Company has not paid Tulco the $20,000 fee in January 2013, as contemplated in the Agreement and does not intend to make the payment until legal counsel is able to determine Tulco’s intent with regard to the Exploration Agreement. Tulco has not provided any conservation services as required under the Exploration Agreement. The original three year term of the Exploration Agreement was valid until June 10, 2013 and both Seafarer and Tulco had the option to extend the agreement for an additional three years. There have been no discussions between Tulco and Seafarer regarding extending the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and therefore the Company has no further rights to explore and salvage the Juno Beach site.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed against Tulco based upon breach of contract, equitable relief and injunctive relief. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement dated June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008, which was renewed in the June 2010 agreements between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer, during the period of approximately March 2008 through April 2012, had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

Recovery Permit with Florida Division of Historical Resources

The Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit is active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. As of the date of these financial statements, the Company has not received a renewal permit to continue recovery operations at the Juno Beach site.

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

In January of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 900,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses. All fees paid to the advisor during the twelve month period ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement.

In February of 2013, the Company issued 900,000 shares of its restricted common stock to a consultant for assistance with administrative and compliance services relating to the Company’s permitting and ongoing reporting of its historic shipwreck exploration operation to the State of Florida. The 900,000 restricted shares are included as an expense in consulting and contractor fees in the accompanying income statement.

In February of 2013, the Company issued 3,000,000 shares of its restricted common stock to a consultant for technical accounting and financial reporting services. The 3,000,000 restricted shares are included as an expense in consulting and contractor fees in the accompanying income statement.

In March of 2013, the Company issued a total of 4,500,000 shares of its restricted common stock to an individual.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

In April of 2013, the Company and a consultant mutually amended an agreement they had entered into in August of 2011 under which the consultant agreed to provide services and advice to the Company on site work as deemed necessary for the job, directing, mapping, charting for the Company in relation to the specific shipwreck project under the direction of the Company’s President. Under the original terms of the consulting agreement the Company agreed to pay the consultant $10,000 per month after receiving an approved salvage permit with the State of Florida for the shipwreck site that the consultant agreed to make known to the Company. Under the amended agreement the Company agreed to pay the consultant $5,000 per month instead of $10,000. In addition to the cash fee the company also issued the consultant 5,500,000 restricted shares of its common stock as consideration for the services. All of the other terms of the original consulting agreement remain in effect. All fees paid to the consultant during the twelve month period ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement.

In April of 2013, the Company entered into an independent contractor agreement with a limited liability company to provide various archeological and historic research consulting services to the Company, including researching historic shipwreck sites, identifying artifacts, advising the Company in regards to proper archeological guidelines for exploring and salvaging shipwrecks, teaching classes pertaining to proper archeological procedures and the proper way to recover artifacts and to perform other consulting services as may be appropriate from time to time. The term of each of the consulting agreements is open ended and may be terminated by either party upon request. In consideration for the performance of the consulting services, the Company agreed to issue the consultant a total of 2,000,000 restricted shares of its common stock. Additionally, the Company agreed to pay the consultant $3,500 per month in shares of the Company’s restricted common stock. Under the consulting agreement, the Company has agreed to reimburse the advisors for preapproved expenses. In August of 2013, the Company and the consultant agreed to amend the original agreement so that the agreement reflects that the Company will pay the consultant a minimum of $4,000 per month in shares of its restricted common stock. The Company also agreed to pay expenses,  including travel, lodging, meals and entertainment and other out of pocket expenses, for archaeological research of historic shipwrecks and the attendance of the consultant at events related to historical shipwrecks and the archaeology, exploration, and recovery of historical shipwrecks.

In April of 2013, the Company entered into a legal services agreement with an individual under which the individual agreed to act as the Company’s legal representative, counselor and agent with regards to media projects that the Company undertakes, including movies and television. The Company agreed to issue the legal consultant 200,000 shares of its restricted common stock in exchange for the services. The term of the agreement is for one year. During the twelve month period ended December 31, 2013, the Company had issued the consultant 200,000 shares of its restricted common stock which is included as an expense in consulting and contractor fees in the accompanying income statement.

In May of 2013, the Company issued 4,000,000 shares of its restricted common stock to one of its attorneys as payment for legal services rendered. The 4,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

In June of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 240,000 restricted shares of its common stock. According to the agreement, the shares vest at a rate of 20,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for preapproved expenses.

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

In August of 2013, the Company entered into a consulting agreement with a corporation to provide corporate planning, strategy negotiations, and researching statutory requirements for shipwreck salvage at the federal, state and international levels, research and analyze historical data and background data, develop a corporate communications strategy, and provide strategic planning and operational support services on a project basis. The Company agreed to pay the consultant a fee of 100,000 shares of its restricted stock for performance of the services.   The Company also agreed to pay some expenses that the consultant may incur while providing the services, however the Company must authorize any such expenses prior to the consultant incurring them. The Company considered the fee earned by the consultant during the twelve month period ended December 31, 2013 and an expense of $1,500 has been included as an expense in consulting and contractor fees in the accompanying income statement for the period.

In August of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 360,000 restricted shares of its common stock. According to the agreement, the shares vest at a rate of 30,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for preapproved expenses.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

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

On various dates during the twelve month period ended December 31, 2013, the Company issued a total of 1,025,000 shares to five independent contractor consultants as additional compensation to the cash fees they were being paid. 925,000 shares were issued for services related to its operations, primarily its shipwreck exploration and recovery operations and 100,000 shares were issued for various administrative and clerical services. The Company issued the shares to the consultants in order to more fairly compensate the consultant and show appreciation for the consultant’s services and as an inducement for the consultant to continue to provide services to the Company. The 1,025,000 shares are included as an expense in the amount of $24,450 in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

In October of 2013, the Company entered into a settlement agreement with an individual who was previously provided legal services to the Company. The Company and the individual agreed that the individual should have received 2,500,000 shares for legal services that the individual had previously provided to the Company. Due to an administrative oversight the individual did not provide an invoice for the services indicating that the shares were owed to him. Upon further investigation and discussion with the individual, management believes that the individual had a reasonable basis to believe that the shares were owed to him and as such it would be in the Company’s best interest to settle the matter by issuing the shares. The 2,500,000 shares were valued at $50,000 based on the closing price of the Company’s stock on the date of issuance and are included as an expense in consulting and contractor fees in the accompanying income statement.

In October of 2013, the Company re-entered into an agreement with an individual who was previously a member of the Company’s Board of Directors to continue as a member of the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 500,000 restricted shares of its common stock valued at $10,500. According to the agreement the shares vest at a rate of 41,667 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for preapproved expenses. The shares that vested during 2013 are included as an expense in consulting and contractor fees in the accompanying income statement.

In November of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 500,000 restricted shares of its common stock valued at $10,750. According to the agreement the shares vest at a rate of 41,667 per month during the term of the agreement.   If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for preapproved expenses.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

In December of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 300,000 restricted shares of its common stock valued at $4,500. According to the agreement the shares vest at a rate of 25,000 per month during the term of the agreement.   If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for preapproved expenses.

In December of 2013, the Company issued 500,000 shares of its restricted common stock to one of its independent contract divers as a bonus for that individual obtaining his commercial boat captain’s license. The shares were also issued in order to induce the independent contractor to continue to provide services to the Company under the same terms and conditions. Management believes that the independent contractor obtaining the captain’s license will benefit the Company. The 500,000 shares were valued at $7,700 based on the closing price of the Company’s stock on the date of issuance and are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing consulting agreement to pay a limited liability company controlled by its former Chief Financial Officer a minimum of $5,000 per month for providing ongoing financial reporting and corporate financial consulting and services, business planning, strategic planning and corporate advisory services including making strategic recommendations regarding both the short term and the long term objectives of the Company’s business, providing analysis of proposed corporate decisions and identifying and evaluating potential alternative courses of action, identifying and evaluating external threats and opportunities to the Company, and assistance with accounting.  The consultant is also authorized to write checks on behalf of the Company and to pay for Company related expenses using a Company issued debit card. The consultant reports directly to the CEO. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion to show appreciation for the consultant’s willingness to spend additional time and effort rendering services to the Company, to provide services to the Company at below market cash compensation rates and as an incentive and an inducement to continue to provide services to the Company as well as a partial bonus for the outstanding service provided by the consultant. In addition to the cash fees paid to the consultant during the twelve month periods ending December 31, 2011, 2012 and 2013 the Company paid the consultant a total of 13,000,000 shares of the Company’s restricted common stock in 2011, 3,000,000 shares of the Company’s restricted common stock in 2012, and 2,000,000 share of its restricted stock in 2013.   The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant, including any payments of restricted stock, during the twelve month period ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statements.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the year ended December 31, 2012, the Company paid the related party consultant fees of $26,400. During the year ended December 31, 2013, the Company paid the related party consultant fees of $32,300. During the year ended December 31, 2013 the Company also paid the consultant a fee of 600,000 shares of its restricted common stock with a market value at the time of issuance of $9,600 in order to more fairly compensate the consultant and show appreciation for the consultant’s services and as an inducement for the consultant to continue to provide services at such rates. All fees paid to the related party consultant during the year ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2013, the Company paid the related party transfer agency fees of $4,864.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

All fees paid to the related party consultant during the year ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the year. At December 31, 2013, the Company owed the related party limited liability company $8,625 for transfer agency services rendered and legal fees relating to a lawsuit against the transfer agent arising from its relationship with the Company. The stock transfer agreement between the related party limited liability company and the Company states that the Company will pay the legal fees incurred by the stock transfer agency related to lawsuits or legal proceedings against the transfer agency that arise as a result of the services that the transfer agency provides to the Company. In August 2013the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $5,730 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 458,462 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,730 from the sale of the stock, then the consultant is entitled to receive up to an additional 400,000 shares of common stock or a cash payment until the balance is paid in full. During the year ended December 31, 2013 the Company has issued the related party limited liability company a total of 1,964,296 shares of its common stock to settle a total of $18,482 of debt related to legal fees incurred by the related party limited liability company as a result of a lawsuit involving the Company where the limited liability was also named as a defendant due to its business relationship with the Company. During the year ended December 31, 2012 the Company issued the related party limited liability company a total of 6,641,583 shares of its common stock to settle a total of $19,261 of debt related to legal fees incurred by the related party limited liability company as a result of a lawsuit involving the Company where the limited liability company was also named as a defendant due to its business relationship with the Company. All fees paid to the related party consultant during the years ended December 31, 2013 and 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DIVISON OF ARTIFACTS AND TREASURE, continued

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LEGAL PROCEEDINGS

Since December 11, 2009, the Company, has been involved in a lawsuit where it was named as a Defendant, along with its CEO and transfer agent in Case Number 09-CA-030763, filed in the Circuit Court of Hillsborough County, Florida. The lawsuit was brought in the name of 31 individuals and 1 corporation. The lawsuit alleges that the Company, its CEO, and its transfer agent wrongfully refused to remove the restrictive legend from certain shares of the Company’s common stock that are collectively owned by the plaintiffs, which prevented the plaintiffs from selling or transferring their shares of the Company’s common stock. The plaintiffs allege that they have lost approximately $1,041,000 as of the date of the lawsuit. Such lawsuit continued to a hearing of the Plaintiffs’ motion for summary judgment against the Defendants including Seafarer, which was heard on September 1, 2011 and denied by the Court. Litigation of the matter has continued and the Company has presented evidence and arguments of law that the shares were distributed from their original recipient, Micah Eldred, in an illegal sale to another corporate entity. The Company further contends in its pleadings that such shares were then illegally purchased back by Eldred, then distributed in a manner by Eldred to others including the 31 other Plaintiffs to avoid reporting requirements under the Securities Act and as Eldred had a duty to report as a principal of a brokerage. The actions by Eldred, as pled by the Corporation, is that on or about October 8, 2008,  Eldred  gifted  most  of the  34,700,000   shares  to certain  friends,   family,  and  employees   (i.e.,  the  Plaintiffs   named  in this  Complaint),   and  kept ownership  of 4,140,000  shares. On September 11, 2013, the Parties attended a voluntary mediation, which ended in an impasse. Some discovery had progressed to the point that Seafarer had, on September 25, 2013, filed a Motion to File Counterclaims and Third-Party Complaint (“Motion for Leave to File Counterclaim”) along with a proposed Counterclaim.  The proposed Counterclaim names as defendants the Plaintiffs in the Lawsuit, as well as non-parties Spartan Securities Group, Ltd., (“Spartan Securities”) and Am- Asia Consulting (“Am-Asia”) (collectively the “Proposed Counterclaim Defendants”).  Neither Spartan Securities nor Am-Asia has yet been joined or served with any process in the Lawsuit. The allegations in the proposed Counterclaim arise from the same transaction or occurrence that gave rise to the Lawsuit.  Specifically, the proposed Counterclaim alleges that the Plaintiffs including Eldred violated and conspired to violate securities laws, specifically Rule 10b-5 promulgated under the Securities Exchange Act, 15 U.S.C. § 78j, and Fla. Stat. § 517.301, in connection with the activities which form the basis of Plaintiffs’ claims in the Lawsuit.  Included in the proposed counterclaim was an allegation of conspiracy between Eldred and Sean Murphy for the publication of false information which Seafarer sued Murphy for and received a judgment for libel against Murphy on April 1, 2011 for $5,080,000. Thus the counterclaim was proposed and filed as a proposed claim against the Plaintiffs: Micah Eldred, Michael J. Daniels, Carl Dilley, Heather Dilley, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Diane J. Harrison, Ioulia Hess, Olessia  Kritskaia,  Anna Krokhina, George Lindner, Elizabeth Lizzano, Karen Lizzano, Robert Lizzano, Abby Lord, Jillian Mally, Ekaterina Messinger, Susan Miller, Michael Mona, Matthew J. Presy, Oksana Savchenko, Vanessa A. Verbosh, Alan Wolper, Sarah Wolper, and Christine Zitman. On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorneys’ fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.”   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer collected such attorney’s fees through counsel. Such case was remanded to the Circuit Court in Hillsborough County, where Seafarer had the motion to file the Counterclaims and Third Party Claims heard and an Order Granting the filing and service of such claims was made by Circuit Judge Paul Huey on December 13, 2013. Seafarer filed such complaint and served such Counterclaim Defendants and Third Party Defendants during the months of December 2013 and January 2014. Such complaint included claims by Seafarer for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders. In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer. Management believes that this is a pattern of activity by the Plaintiff.  Such litigation is now pending a motion to dismiss by the Counterclaim Defendants, as well as the Third Party Defendants, which motion is set for hearing in March 2014. Management and counsel of Seafarer stand by the legal argument that there no longer exists any legal basis under the Securities Act for such shares to ever have their legend removed. It is the position of Seafarer that due to the actions involved with such shares, they are tainted and should be ordered to be cancelled. Seafarer intends to continuously pursue this defense and the counterclaims and third party claims on behalf of the Corporation and its shareholders.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LEGAL PROCEEDINGS, continued

On February 24, 2011, the Company was named as defendants in Case Number 11000393CC filed in the Circuit Court of Martin County, Florida, by a limited liability company. The limited liability company is claimed that the Company owed $12,064, plus court costs. On February 21, 2013, both parties settled the matter with neither party making any admission of liability. Such settlement and dismissal was finalized and filed with no ongoing impact to the Company.

On March 2, 2010, the Company filed a complaint naming, Sean Murphy as a Defendant who formerly provided services as a captain, diver, and general laborer to the Company as a defendant in the Circuit Court of Hillsborough County, Florida case number 10-CA-004674. The lawsuit contains numerous counts against the defendant, including civil theft, breach of contract, libel and negligence. On April 5, 2011, a six person jury in Hillsborough County, Florida found in favor of the Company and found that the Defendant was responsible for $5,080,000 in compensatory damages. In 2012, the Company attempted to schedule a trial for the punitive damages, but the Court cancelled the trial due to scheduling of priority cases. The Company is currently seeking final entry of not only the judgment, but will be exercising collection matters against the Defendant. The Company intends to pursue collection, no matter the ability of the Defendant to pay.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LEGAL PROCEEDINGS, continued

Seafarer Exploration Inc. currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming as Defendants both an individual and a corporation controlled by the individual. The case is a collection case against the corporation for the balance of a promissory note due to the Company, and against the individual as a guarantor of the promissory note. The Defendants have filed an Answer in the nature of a general denial, certain affirmative defenses. Legal discovery is ongoing, and the pleadings are not otherwise currently “at-issue” to schedule the action for trial. There are currently no counterclaims or adverse liabilities of record in the above case as of the date of these financial statements.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer.

NOTE 13 – RELATED PARTY TRANSACTIONS

In January of 2013, the Company entered into a convertible loan agreement in the amount of $7,500 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before June 30, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS, continued

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

In January 2013, the Company entered into a convertible loan agreement in the amount of $15,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before July 30, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

In February of 2013, the Company entered into a convertible loan agreement in the amount of $10,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before August 7, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share.

In March of 2013, the Company entered into a convertible loan agreement in the amount of $23,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before September 6, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.015 per share. During the year ended December 31, 2013 the note was converted into approximately 1.5 million shares of common stock.

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS, continued

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

In August of 2013, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 1,500,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for preapproved expenses. As of December 31, 2013, the Company had issued the related party Director 1,500,000 shares of its restricted common stock pursuant to the agreement. The 1,500,000 shares are included as an expense in the amount of $26,250 in consulting and contractor fees in the accompanying income statement.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS, continued

In August of 2013, one of the Company’s promissory note holders agreed to assign a total of $5,000 of the remaining principal balance of his note which had an original face value of $20,000 and which was in default due to non-payment of principal and interest, to an investor who is related to the Company’s CEO, pursuant to a wrap around agreement, between the note holder and the related party investor. Under the agreement, the related party investor agreed to repay the related party note holder a portion of the principal balance which was $5,000. The investor elected to convert the $5,000 principal balance of the note, plus accrued interest of $400 into a total of 1,080,000 shares of the Company’s common stock.

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

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the year ended December 31, 2012, the Company paid the related party consultant fees of $26,400. During the twelve month period ended December 31, 2013, the Company paid the related party consultant fees of $32,300. During the year ended December 31, 2013 the Company also paid the consultant a fee of 600,000 shares of its restricted common stock with a market value at the time of issuance of $9,600 in order to more fairly compensate the consultant and show appreciation for the consultant’s services and as an inducement for the consultant to continue to provide services at such rates. All fees paid to the related party consultant during the year ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS, continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2013, the Company paid the related party transfer agency fees of $4,864.

All fees paid to the related party consultant are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At December 31, 2013, the Company owed the related party limited liability company $8,625 for transfer agency services rendered and legal fees relating to a lawsuit against the transfer agent arising from its relationship with the Company. The stock transfer agreement between the related party limited liability company and the Company states that the Company will pay the legal fees incurred by the stock transfer agency related to lawsuits or legal proceedings against the transfer agency that arise as a result of the services that the transfer agency provides to the Company. In August 2013 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $5,730 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 458,462 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,730 from the sale of the stock, then the consultant is entitled to receive up to an additional 400,000 shares of common stock or a cash payment until the balance is paid in full. During the year ended December 1, 2013 the Company has issued the related party limited liability company a total of 1,964,296 shares of its common stock to settle a total of $18,482 of debt related to legal fees incurred by the related party limited liability company as a result of a lawsuit involving the Company where the limited liability company was also named as a defendant due to its business relationship with the Company. During the year ended December 31, 2012 the Company issued the related party limited liability company a total of 6,641,583 shares of its common stock to settle a total of $19,261 of debt related to legal fees incurred by the related party limited liability company as a result of a lawsuit involving the Company where the limited liability company was also named as a defendant due to its business relationship with the Company. All fees paid to the related party consultant during the year ended December 31, 2013 and 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

In October of 2013, a related party shareholder provided the Company with emergency short term loan proceeds totaling $6,250. The Company repaid the related party shareholder the entire $6,250 balance prior to December 31, 2013. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In November of 2013, the Company entered into a convertible loan agreement in the amount of $11,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before May 12, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0125 per share.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS, continued

At December 31, 2013 the following promissory notes and shareholder loans were outstanding to related parties:

A convertible note payable dated January 9, 2009, due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 10% per annum with interest payments to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured.  This convertible note payable is currently in default due to non-payment of principal and interest.

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

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS, continued

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

A convertible note payable dated July 9, 2013, due to a person related to the Company’s CEO with a face amount of $15,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before December 19, 2013 and is not secured.  The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated July 26, 2013, due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable is due on or before January 26, 2014 and is not secured.

A convertible note payable dated November 12, 2013, due to a person related to the Company’s CEO with a face amount of $11,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0125 per share.  The convertible note payable is due on or before May 12, 2014 and is not secured.

NOTE 14 - SUBSEQUENT EVENTS

After the reporting date of December 31, 2013, the following matters occurred which the Company considers to be matters considered material for purposes of reporting.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS, continued

On February 10, 2014, the Board of Directors of the Company under the authority granted under Article V of the Articles of Incorporation, defined and created a new preferred series of shares from the 50,000,000 authorized preferred shares from the authorized preferred shares. Pursuant to Article V, the Board of Directors has the power to designate such shares and all powers and matters concerning such shares. Such share class shall be designated Preferred Class B. The preferred class was created for 60 Preferred Class B shares. Such shares each have a voting power equal to one percent of the outstanding shares issued at the time of any vote action as necessary for share votes under Florida law, with or without a shareholder meeting.  Such shares are non-convertible to common shares of the Company and are not considered as convertible under any accounting measure. Such shares shall only be held by the Board of Directors as a Corporate body, and shall not be placed into any individual name. Such shares were considered issued at the time of this resolution’s adoption, and do not require a stock certificate to exist, unless selected to do so by the Board for representational purposes only.  Such shares are considered for voting as a whole amount, and shall be voted for any matter by a majority vote of the Board of Directors. Such shares shall not be divisible among the Board members, and shall be voted as a whole either for or against such a vote upon the vote of the majority of the Board of Directors. In the event that there is any vote taken which results in a tie of a vote of the Board of Directors, the vote of the Chairman of the Board shall control the voting of such shares. Such shares are not transferable except in the case of a change of control of the Corporation when such shares shall continue to be held by the Board of Directors. Such shares have the authority to vote for all matters that require a share vote under Florida law and the Articles of Incorporation.  Such filing became official with the State of Florida and effective February 18, 2014.

On February 11, 2014, the Board of Directors, pursuant to Section 607.0704, Florida Statutes, the Board of Directors, acting as shareholders and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 850,000,000 common shares to 950,000,000 common shares. Such filing became official with the State of Florida and effective February 18, 2014.

On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward the permitting have been taken for such site.

The Company entered into a convertible note payable with a corporation.  This convertible note payable dated March 17, 2014 has a face value of $40,000, bears interest at a rate of 8.0% per annum and is due and payable on March 17, 2015. The holder of the note is entitled, at its option, at any time after 180 days, and after full cash payment for the shares convertible hereunder, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s commons stock without restrictive legend of any nature, at a price for each share of common stock equal to 57% of the lowest closing bid price of the common stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the variable conversion price. Any amount of principal or interest on this note which is not paid when due, shall bear interest at a rate of 24% per annum. The note is secured and the note holder has substantial rights and protections regarding dilution if certain events, including a default, were to occur. The potential highly dilutive nature of this convertible note represents a very significant risk to the Company’s existing shareholders. Such dilution may result in a significant decrease in the trading price of the Company’s shares.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2013.    Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described InternalControl – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised).  Based on our evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer/Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Item 9A. Controls and Procedures - continued

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of December 31, 2013 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended December 31, 2013.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	53	President, Chief Executive Officer, Chairman of the Board
Charles Branscumb	43	Director
Robert L. Kennedy	62	Director

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

Family Relationships

Charles Branscum and Robert L. Kennedy are both related to Seafarer’s CEO, Kyle Kennedy.

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

The Company believes that its future success will depend on the abilities and continued service of its CEO, Kyle Kennedy, and some its consultants. If the Company were to lose the services of Mr. Kennedy it may be very likely that the Company would be severely harmed and its business adversely affected. The Company also has several key consultants who have been very instrumental in the growth and development of the Company, particularly in the areas of archeological research and diving operations, corporate financial consulting, strategic planning and corporate advisory services and the Company believes that it is very important to its long-term success to retain the services of these consultants.

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/13	--	--	--	--	--	--	--	--
	12/31/12	--	--	--	--	--	--	--	--
	12/31/11	--	--	--	--	--	--	--	--

(1)
The Company does not pay a salary, bonus or provide any health benefits to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2013, December 31, 2012 and December 31, 2011. Mr. Kennedy is required to travel extensively on Company business as the Company’s dive operations are on the east coast of Florida and the Company’s headquarters are located on the west coast of Florida. The Company decided that it would be less expensive for Mr. Kennedy to use his personal vehicle than to lease him a car. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company business. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his personal vehicle for Company business and reimburses him for various other Company business related expenses. The Company also paid $3,890 in 2013, $5,490 in 2012 and $7,038 in 2011 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

All compensation paid to executives who were officers of the Company as of December 31, 2013, for the years ending December 31, 2013, 2012 and 2011, is reflected in the Officers Summary Compensation Table.

Directors Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/13	--	--	--	--	--	--	--	--
	12/31/12	--		--
	12/31/11	--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/13	--	--	$26,250	--	--	--	--	$26,250
	12/31/12	--	--	$18,900	--	--	--	--	$18,900
	12/31/11	--	--	$40,000	--	--	--	--	$40,000

Robert Kennedy	12/31/13	--	--	$26,000	--	--	--	--	$26,000
	12/31/12	--	--	--	--	--	--	--	--
	12/31/11	--	--	--	--	--	--	--	--

(1)	During the years ended December 31, 2013, 2012 and 2011, the Company did not pay any Director’s fees to Mr. Kennedy.
(2)
During the year ended December 31, 2013, the Company paid a fee of 1,500,000 restricted shares of its common stock to Mr. Branscum, valued at $26,250, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2012, the Company paid a fee of 3,000,000 restricted shares of its common stock to Mr. Branscum, valued at $18,900, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2011 the Company paid a fee of 2,500,000 restricted shares of its common stock to Mr. Branscum, valued at $40,000, in exchange for his participation as a member of the Board of Directors.

(3)
During the year ended December 31, 2013, the Company paid a fee of 4,000,000 restricted shares of its common stock to Dr. Robert Kennedy, valued at $26,000, in exchange for his participation as a member of the Board of Directors.

Item 11. Executive Compensation - continued

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors who were directors of the Company during the year ended December 31, 2013 and for the years ending December 31, 2012 and 2011 is reflected in the Directors Summary Compensation Table.

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

Our total authorized capital stock consists of 950,000,000 shares of common stock, $0.0001 par value per share. As of April 7, 2014, there were 866,769,978 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 7, 2014.

		Percentage
		Of Common
		Shares
	Shares of Common Stock	Beneficially
Name and Address of Beneficial Owner (1)	Beneficially Owned	Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	35,500,000 (3)	4.10%
Charles Branscum – Director	7,000,000	0.81%
All directors and officers as a group (2 persons)	52,140,267	6.04%
Credo Argentarius, LLC	35,500,000 (3)	4.10%
Robert L. Kennedy	9,840,267	1.14%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.
(2)	Percentages are based on 866,769,978 shares of common stock issued and outstanding at April 7, 2014.
(3)
For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include:  35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by  Mr. Kennedy’s wife. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January of 2013, the Company entered into a convertible loan agreement in the amount of $7,500 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before June 30, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

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

In January of 2013, the Company entered into a convertible loan agreement in the amount of $15,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before July 30, 2013. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

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

In March of 2013, the Company entered into a convertible loan agreement in the amount of $23,000 with an individual who is related to the Company’s CEO. This loan paid interest at a rate of 6% per annum and the principle and accrued interest were due on or before September 6, 2013. In September of 2013 the note holder elected to convert the note dated March 6, 2013 with a face value of $23,000 plus accrued interest of $690 into a total of 1,579,333 shares of the Company’s common stock.

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

In August of 2013, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 1,500,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre approved expenses. As of December 31, 2013, the Company had issued the related party Director 1,500,000 shares of its restricted common stock pursuant to the agreement. The 1,500,000 shares are included as an expense in the amount of $26,250 in consulting and contractor fees in the accompanying income statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence. - continued

In August of 2013, one of the Company’s promissory note holders agreed to assign a total of $5,000 of the remaining principal balance of his note which had an original face value of $20,000 and which was in default due to non-payment of principal and interest, to an investor who is related to the Company’s CEO, pursuant to a wrap around agreement between the note holder and the related party investor. Under the agreement, the related party investor agreed to repay the related party note holder a portion of the principal balance which was $5,000. The investor elected to convert the $5,000 principal balance of the note plus accrued interest of $400 into a total of 1,080,000 shares of the Company’s common stock.

In August of 2013, a related party shareholder provided the Company with emergency short term loan proceeds totaling $2,500. The Company repaid the related party shareholder the entire $2,500 balance prior to December 31, 2013. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the year ended December 31, 2012, the Company paid the related party consultant fees of $26,400. During the year ended December 31, 2013, the Company paid the related party consultant fees of $32,300. During the year ended December 31, 2013 the Company also paid the consultant a fee of 600,000 shares of its restricted common stock with a market value at the time of issuance of $9,600 in order to more fairly compensate the consultant and show appreciation for the consultant’s services and as an inducement for the consultant to continue to provide services at such rates. All fees paid to the related party consultant during the year ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2013, the Company paid the related party transfer agency fees of $4,864. All fees paid to the related party consultant during the year ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At December 31, 2013, the Company owed the related party limited liability company $8,625 for transfer agency services rendered and legal fees relating to a lawsuit against the transfer agent arising from its relationship with the Company. The stock transfer agreement between the related party limited liability company and the Company states that the Company will pay the legal fees incurred by the stock transfer agency related to lawsuits or legal proceedings against the transfer agency that arise as a result of the services that the transfer agency provides to the Company. In August 2013 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $5,730 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 458,462 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $5,730 from the sale of the stock, then the consultant is entitled to receive up to an additional 400,000 shares of common stock or a cash payment until the balance is paid in full. During the year ended December 31, 2013 the Company has issued the related party limited liability company a total of 1,964,296 shares of its common stock to settle a total of $18,482 of debt related to legal fees incurred by the related party limited liability company as a result of a lawsuit involving the Company where the limited liability company was also named as a defendant due to its business relationship with the Company. During the year ended December 31, 2012 the Company issued the related party limited liability company a total of 6,641,583 shares of its common stock to settle a total of $19,261 of debt related to legal fees incurred by the related party limited liability company as a result of a lawsuit involving the Company where the limited liability company was also named as a defendant due to its business relationship with the Company. All fees paid to the related party consultant during the year ended December 31, 2013 and 2012 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

In October of 2013, a related party shareholder provided the Company with emergency short term loan proceeds totaling $6,250. The Company repaid the related party shareholder the entire $6,250 balance prior to December 31, 2013.

The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In November of 2013, the Company entered into a convertible loan agreement in the amount of $11,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before May 12, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0125 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence. - continued

At December 31, 2013 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated July 9, 2013, due to a person related to the Company’s CEO with a face amount of $15,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before December 19, 2013 and is not secured.  The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated July 26, 2013, due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable is due on or before January 26, 2014 and is not secured.

A convertible note payable dated November 12, 2013, due to a person related to the Company’s CEO with a face amount of $11,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0125 per share.  The convertible note payable is due on or before May 12, 2014 and is not secured.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2013 and 2012, the Company paid $29,500 and $35,750 respectively, in fees for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2013 and 2012, the Company paid $0 in fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2013 and 2012.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Board of Directors Letter Agreement by and between Dr. Robert Kennedy and Seafarer Exploration Corp. dated January 8, 2013. Filed with this Form 10-K.

10.3	Agreement to Locate Artifacts by and between Aqua Survey, Inc. and Seafarer Exploration Corp. dated January 17, 2013. Filed with this Form 10-K.

10.4	Advisory Council Agreement by and between Matthew Milstead and Seafarer Exploration Corp. dated January 28, 2013. Filed with this Form 10-K.

10.5	Advisory Council Agreement by and between Thomas Soeder and Seafarer Exploration Corp. dated January 30, 2013. Filed with this Form 10-K.

10.6	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013. Filed with this Form 10-K.

10.7	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013. Filed with this Form 10-K.

10.8	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated March 18, 2013. Filed with this Form 10-K.

10.9	Agreement by and between Historical Research International, LLC and Seafarer Exploration, Inc. dated April 2, 2014. Filed with this Form 10-K.

10.10	Agreement by and between David Chalelea and Seafarer Exploration, Inc. dated April 17, 2014. Filed with this Form 10-K.

10.11	Advisory Council Agreement by and between Mike Barnes and Seafarer Exploration Corp. dated June 20, 2013. Filed with this Form 10-K.

10.12	Agreement by and between Innovision, Ltd. and Seafarer Exploration Corp. dated August 7, 2013. Filed with this Form 10-K.

10.13	Advisory Council Agreement by and between Barry Giensberg and Seafarer Exploration Corp. dated August 14, 2013. Filed with this Form 10-K.

10.14	Board of Directors Letter Agreement by and between Charles Branscum and Seafarer Exploration Corp. dated August 19, 2013. Filed with this Form 10-K.

10.15	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated August 20, 2013. Filed with this Form 10-K.

10.16	Agreement by and between Credo Argentarius, LLC and Seafarer Exploration Corp. dated October 17, 2013. Filed with this Form 10-K.

10.17	Advisory Council Agreement by and between Pelle Ojasu and Seafarer Exploration Corp. dated October 21, 2013. Filed with this Form 10-K.

10.18	Advisory Council Agreement by and between Len Kohl and Seafarer Exploration Corp. dated November 22, 2013. Filed with this Form 10-K.

10.19	Advisory Council Agreement by and between David Chalelea and Seafarer Exploration Corp. dated December 18, 2013. Filed with this Form 10-K.

Item 15. Exhibits - continued

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

99.1	Temporary Hardship Exemption. Filed with this Form 10-K.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 14, 2014	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 14, 2014	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 14, 2014	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director