Form 10-K/A
period 2013-12-31
SEAFARER EXPLORATION CORP
filed 2014-04-24
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Seafarer Exploration Corp.’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on April 14, 2014 is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  The amendment is also being filed to restate that Seafarer Exploration Corp. is a development stage company.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the original Form 10-K.

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

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 14, 2014. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through December 31, 2013 are $6,769,111. Since inception, we have incurred $4,402,753 in expenses for various consulting services including executive, management, corporate advisory, strategic planning, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $505,355 in vessel expenses related to repair, maintenance and operation of our main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $784,926 in professional fees related to legal, auditing and accounting services.

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

Liquidity and Capital Resources

At December 31, 2013, we had $578 cash in the bank.   During the year ended December 31, 2013 and the year ended December 31, 2012, we incurred net losses of $2,174,354 and $956,798, respectively. During the period from inception to December 31, 2013 we incurred net losses of $8,023,260. At December 31, 2013, we had $31,852 in current assets and $648,451 in current liabilities, leaving us a working capital deficit of $616,599.

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
DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seafarer Exploration Corporation

We have audited the accompanying balance sheets of Seafarer Exploration Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from February 15, 2007 (inception) to December 31, 2013 . Seafarer Exploration Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the cumulative period from February 15, 2007 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

Tampa, FL April 11, 2014

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
Assets

Current assets:
Cash	$578	$43,919
Prepaid expenses	26,824	36,014
Advances to shareholder	3,267	3,267
Deposits and other receivables	1,183	1,183

Total current assets	31,852	84,383

Property and equipment, net	130,239	164,223

Investment in common stock	1,100	1,100

Total assets	$163,191	$249,706

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$142,583	$140,270
Convertible notes payable, net of discounts of $120,533 and $13,997	139,457	91,503
Convertible notes payable, related parties, net of discounts of $26,889 and -0-	24,111	-
Convertible notes payable, in default	191,300	149,300
Convertible notes payable, in default - related parties	113,500	66,000
Convertible notes payable, at fair value	-	183,242
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500

Total current liabilities	648,451	667,815

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 7 shares issued
and outstanding at December 31, 2013 and 2012	-	-
Common stock, $0.0001 par value - 850,000,000 shares authorized; 844,216,349 and
739,313,459 shares issued and outstanding at December 31, 2013 and 2012	84,422	73,931
Additional paid-in capital	7,453,578	5,356,866
Accumulated deficit during development stage	(8,023,260)	(5,848,906)

Total stockholders' deficit	(485,260)	(418,109)

Total liabilities and stockholders' deficit	$163,191	$249,706

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			February 15, 2007
			(inception) to
	2013	2012	December 31, 2013
Revenue	$-	$-	$-

Expenses:
Consulting and contractor expenses	1,219,602	387,433	4,402,753
Professional fees	296,668	81,592	784,926
Vessel expense	126,472	100,916	505,355
Travel and entertainment expense	105,040	48,080	322,416
General and administrative expense	64,258	26,886	384,192
Depreciation expense	33,984	32,783	202,182
Rent expense	33,414	16,093	154,100
Other operating expenses	-	-	13,187
Total operating expenses	1,879,438	693,783	6,769,111

Income from operations	(1,879,438)	(693,783)	(6,769,111)

Other income (expense):
Interest expense	(356,170)	(297,654)	(1,035,711)
Interest income	99,701	93,636	243,922
Loss on extinguishment of debt	(38,447)	(37,197)	(419,560)
Loss on impairment	-	(21,800)	(42,800)
Total other income (expense)	(294,916)	(263,015)	(1,254,149)

Net loss	$(2,174,354)	$(956,798)	$(8,023,260)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	806,432,658	670,703,572

See accompanying notes to the financial statements.

SEAFARER EXPLPLORATION CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock value	Capital	Deficit	Total
Balance, February 15, 2007 (Inception)
Common stock issued for cash	5,000,000	$500	$4,693	$-	$5,193
Net loss	-	-	-	(5,294)	(5,294)
Balance, April 30, 2007	5,000,000	500	4,693	(5,294)	(101)
Common stock issued for cash	5,000,000	500	4,500	-	5,000
Common stock issued for subscription agreements	7,533,333	753	612,247	-	613,000
Net loss	-	-	-	(282,364)	(282,364)
Balance, April 30, 2008	17,533,333	1,753	621,440	(287,658)	335,535
Recapitalization at reverse merger	233,522,002	23,352	68,148	-	91,500
Common stock issued for services	17,783,332	1,778	321,555	-	323,333
Common stock issued on conversion of notes payable	1,344,972	135	18,865	-	19,000
Common stock issued for subscription agreements	6,425,918	643	356,132	-	356,775
Reclassification to mezzanine equity	-	-	(64,500)	-	(64,500)
Funds received no shares issued	-	-	25,000	-	25,000
Net loss	-	-	-	(970,794)	(970,794)
Balance, December 31, 2008	276,609,557	27,661	1,346,640	(1,258,452)	115,849
Common stock issued for services	11,670,000	1,167	503,123	-	504,290
Common stock issued on conversion of notes payable	8,608,384	861	108,638	-	109,499
Common stock issued for subscription agreements	20,783,371	2,078	251,630	-	253,708
Reclassification to mezzanine equity	-	-	(64,500)	-	(64,500)
Net loss	-	-	-	(1,090,914)	(1,090,914)
Balance, December 31, 2009	317,671,312	31,767	2,145,531	(2,349,366)	(172,068)
Common stock issued for services	32,725,000	3,272	315,798	-	319,070
Common stock issued on conversion of notes payable	42,839,094	4,284	310,421	-	314,705
Common stock issued for subscription agreements	44,225,000	4,423	228,773	-	233,196
Common stock issued as financing fees	3,530,000	353	31,887	-	32,240
Common stock issued to extinguish notes	5,178,425	518	27,553	-	28,071
Common stock issued under minimum value stock subscriptions	3,310,842	331	128,669	-	129,000
Net loss	-	-	-	(1,026,433)	(1,026,433)
Balance, December 31, 2010	449,479,673	44,948	3,188,632	(3,375,799)	(142,219)
Common stock issued for services	52,145,000	5,214	556,063	-	561,277
Common stock issued on conversion of notes payable and stockholder loans	43,617,329	4,362	536,162	-	540,524
Common stock issued for subscription agreements	54,827,619	5,483	291,689	-	297,172
Common stock issued as financing fees	500,000	50	3,450	-	3,500
Common stock issued to extinguish outstanding invoices for legal services	6,073,374	607	39,950	-	40,557
Net loss	-	-	-	(1,516,309)	(1,516,309)
Balance, December 31, 2011	606,642,995	60,664	4,615,946	(4,892,108)	(215,498)
Common stock issued for services	19,425,000	1,943	123,944	-	125,887
Common stock issued on conversion of notes payable and stockholder loans	39,486,259	3,948	256,038	-	259,986
Common stock issued for subscription agreements	59,953,571	5,995	252,405	-	258,400
Common stock issued as financing fees	300,000	30	1,470	-	1,500
Common stock issued to extinguish outstanding invoices	8,171,694	817	51,173	-	51,990
Common stock issued as investment in LLC	1,000,000	100	9,700	-	9,800
Common stock issued to extinguish debt	4,333,940	434	29,904	-	30,338
Beneficial conversion feature arising from convertible note financing	-	-	2,000	-	2,000
Warrants arising from convertible note financing	-	-	14,286	-	14,286
Net loss	-	-	-	(956,798)	(956,798)
Balance, December 31, 2012	739,313,459	73,931	5,356,866	(5,848,906)	(418,109)
Common stock issued for services	47,714,330	4,772	1,142,767	-	1,147,539
Common stock issued on conversion of notes payable and stockholder loans	30,893,929	3,090	268,262	-	271,352
Common stock issued for subscription agreements	26,580,335	2,658	275,685	-	278,343
Common stock issued to extinguish outstanding invoices	1,964,296	196	56,733	-	56,929
Beneficial conversion feature arising from convertible note financing	-	-	353,040	-	353,040
Cancellation of common shares	(2,250,000)	(225)	225	-	-
Net loss	-	-	-	(2,174,354)	(2,174,354)
Balance, December 31, 2013	844,216,349	$84,422	$7,453,578	$(8,023,260)	$(485,260)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			February 15, 2007
			(inception) to
	2013	2012	December 31, 2013
Operating activities
Net loss	$(2,174,354)	$(956,798)	$(8,023,260)
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation	33,984	32,782	202,182
Change in allowance for uncollectible notes receivable	-	-	38,867
Amortization of deferred financing costs	-	26,114	59,605
Amortization of debt discount and interest expense on beneficial conversion feature of convertible notes payable	185,715	204,644	638,288
Loss on extinguishment of debt	-	37,197	381,113
Write-off of uncollectible deposits	-	-	20,000
Accrued interest on notes receivable	-	-	(11,705)
Loss on impairment	-	21,800	42,800
Common stock issued for services	1,147,539	125,887	2,981,395
Common stock issued for legal services	56,929	25,754	122,423
Common stock issued for financing fees	-	1,500	5,000
Decrease (increase) in:
Prepaid expenses	9,190	(4,400)	(39,070)
Advances from shareholder	-	(1,015)	(1,015)
Deposits and other receivables	-	-	(23,346)
Increase (decrease) in:
Accounts payable and accrued expenses	2,313	(13,284)	234,514

Net cash provided (used) by operating activities	(738,684)	(499,819)	(3,372,209)

Cash flows from investing activities:
Principal payment from notes receivable	-	-	(25,000)
Acquisition of equipment	-	-	(325,000)
Purchase of common stock	-	(12,000)	(34,100)

Net cash provided used by investing financing activities	-	(12,000)	(384,100)

Cash flows from financing activities:
Proceeds form the issuance of common stock	278,343	258,400	2,325,887
Proceeds from the issuance of convertible notes payable	303,000	249,500	1,065,800
Proceeds from the issuance of convertible notes payable, related party	144,000	50,000	200,000
Proceeds from issuance of notes payable	-	10,000	286,500
Proceeds from issuance of notes payable, related parties	-	2,500	8,500
Payment on convertible notes payable	(30,000)	(11,000)	(76,000)
Payments on notes payable	-	(12,500)	(57,500)
Payments on notes payable, related parties	-	-	(1,000)
Proceeds from loans from stockholders	8,750	5,000	49,675
Payments on loans from stockholders	(8,750)	(5,000)	(44,975)

Net cash provided by financing activities	695,343	546,900	3,756,887

Net increase (decrease) in cash	(43,341)	35,081	578

Cash - beginning	43,919	8,838	-

Cash - ending	$578	$43,919	$578

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying financial statements, the Company has incurred net losses totaling $8,023,260 since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 14 , 2014. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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

As of December 31, 2013, future minimum rental payments required under this non-cancelable operating lease are as follows:

Years ending December 31,
2014	$14,608
2015	7,407
Total	$22,015

NOTE 7 – SUPPLEMENTAL CASH FLOW DISCLOSURES

			February 15, 2007
			(inception) to
	2013	2012	December 31, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-	$3,660
Cash paid for income taxes	$-	$-	$-
Noncash operating and financing activities:
Due to Organetix, Inc. reclassified to additional paid-in capital	$-	$-	$91,500
Common stock to satisfy minimum value guarantee	$-	$-	$87,667
Common stock issued to satisfy debt	$56,929	$76,528	$133,187
Convertible debt converted and accrued interest to common stock	$271,352	$259,986	$1,509,600
Common stock issued in exchange for fixed assets	$-	$7,420	$7,420
Common stock issued in conjunction with joint venture	$-	$9,800	$9,800

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MATERIAL AGREEMENTS, continued

In January of 2013, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 900,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 75,000 per month during the term of the agreement.  If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre-approved expenses. All fees paid to the advisor during the twelve month period ended December 31, 2013 are included as an expense in consulting and contractor fees in the accompanying income statement.

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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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

Robert L. Kennedy

Dr. Robert L. “Rob” Kennedy is a Professor in the Office of Educational Development of the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas.  Prior to that, he was Clinical Professor and Chair of the Department of Nursing Science, and Director of the Scholarship and Research Center, all in the UAMS.  He has worked in the areas of evaluation, research, statistics, and technology in several universities, including the University of Arkansas at Little Rock, Western Kentucky University, the University of Central Arkansas, and was an adjunct with the University of Central Michigan and the University of Memphis.  His Ph.D. was awarded from the University of Missouri, Columbia, in Higher Education with majors in Educational Psychology and Mathematical Statistics.  He has consulted with numerous school districts and businesses, done extensive research and documentation, and is a past-president of both the Mid-South Educational Research Foundation and the Mid-South Educational Research Association (MSERA).  He maintains an active interest in MSERA, chairing the Publications Committee and presenting during annual meetings.  He also reviews for the organization's journal, Research in the Schools.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence. - continued

In August of 2013, one of the Company’s promissory note holders agreed to assign a total of $5,000 of the remaining principal balance of his note which had an original face value of $20,000 and which was in default due to non-payment of principal and interest, to an investor who is related to the Company’s CEO, pursuant to a wraparound agreement between the note holder and the related party investor. Under the agreement, the related party investor agreed to repay the related party note holder a portion of the principal balance which was $5,000. The investor elected to convert the $5,000 principal balance of the note plus accrued interest of $400 into a total of 1,080,000 shares of the Company’s common stock.

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

10.2
Board of Directors Letter Agreement by and between Dr. Robert Kennedy and Seafarer Exploration Corp. dated January 8, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.3
Agreement to Locate Artifacts by and between Aqua Survey, Inc. and Seafarer Exploration Corp. dated January 17, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.4	Advisory Council Agreement by and between Matthew Milstead and Seafarer Exploration Corp. dated January 28, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.5	Advisory Council Agreement by and between Thomas Soeder and Seafarer Exploration Corp. dated January 30, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.6	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.7	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.8	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated March 18, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.9	Agreement by and between Historical Research International, LLC and Seafarer Exploration, Inc. dated April 2, 2014, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.10	Agreement by and between David Chalelea and Seafarer Exploration, Inc. dated April 17, 2014, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.11	Advisory Council Agreement by and between Mike Barnes and Seafarer Exploration Corp. dated June 20, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.12	Agreement by and between Innovision, Ltd. and Seafarer Exploration Corp. dated August 7, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.13	Advisory Council Agreement by and between Barry Giensberg and Seafarer Exploration Corp. dated August 14, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.14
Board of Directors Letter Agreement by and between Charles Branscum and Seafarer Exploration Corp. dated August 19, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

Item 15. Exhibits - continued

10.15	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated August 20, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.16	Agreement by and between Credo Argentarius, LLC and Seafarer Exploration Corp. dated October 17, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.17	Advisory Council Agreement by and between Pelle Ojasu and Seafarer Exploration Corp. dated October 21, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.18	Advisory Council Agreement by and between Len Kohl and Seafarer Exploration Corp. dated November 22, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.19	Advisory Council Agreement by and between David Chalelea and Seafarer Exploration Corp. dated December 18, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

101.INS	XBRL Instance Document. Filed with this Form 10-K.

101.SCH	XBRL Taxonomy Extension Schema. Filed with this Form 10-K.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed with this Form 10-K.

101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed with this Form 10-K.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed with this Form 10-K.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 24 , 2014	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 24 , 2014	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 24 , 2014	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director