Form 10-Q
period 2014-03-31
SEAFARER EXPLORATION CORP
filed 2014-05-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes ☐ No ☑

As of May 12, 2014, there were 877,333,426 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2014

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets

Current assets:
Cash	$27,587	$578
Prepaid expenses	15,462	26,824
Advances to shareholder	3,267	3,267
Due from shareholder	1,542	-
Deposits and other receivables	1,183	1,183
Total current assets	49,041	31,852

Property and equipment, net	121,743	130,239

Investment in common stock	1,100	1,100
Total assets	$171,884	$163,191

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$150,126	$142,583
Convertible notes payable, net of discounts of $94,099 and $120,533	140,906	139,457
Convertible notes payable, related parties, net of discounts of $20,542 and $26,889	21,958	24,111
Convertible notes payable, in default	251,300	191,300
Convertible notes payable, in default - related parties	153,500	113,500
Derivative liability	22,291	-
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500
Total current liabilities	777,581	648,451

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized;
Series A preferred stock, $0.0001 par value; 7 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Series B preferred stock, $0.0001 par value; 60 and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value - 950,000,000 shares authorized; 874,532,999 and
844,216,349 shares issued and outstanding at March 31, 2014 and
December 31, 2013, respectively	87,230	84,422
Additional paid-in capital	7,795,611	7,453,578
Accumulated deficit	(8,488,538)	(8,023,260)
Total stockholders' deficit	(605,697)	(485,260)
Total liabilities and stockholders' deficit	$171,884	$163,191

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited) See notes to condensed financial statements.

			February 15,
			2007
			(Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	201,928	288,236	4,604,681
Professional fees	29,932	35,042	814,858
General and administrative expense	20,319	19,728	404,511
Depreciation expense	8,496	8,496	210,678
Rent expense	5,876	21,618	159,976
Vessel expense	11,820	38,371	517,175
Travel and entertainment expense	34,433	15,538	356,849
Other operating expenses	-	-	13,187
Total operating expenses	312,804	427,029	7,081,915

Income from operations	(312,804)	(427,029)	(7,081,915)

Other income (expense):
Interest expense	(161,762)	(33,710)	(1,197,473)
Gain (loss) on change in fair value	9,288		9,288
Interest income	-	80,609	243,922
Loss on impairment	-	-	(42,800)
Loss on extinguishment of debt	-	(38,447)	(419,560)
Total other income (expense)	(152,474)	8,452	(1,406,623)

Net loss	$(465,278)	$(418,577)	$(8,488,538)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	865,882,776	753,178,202

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
			(Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
Operating activities
Net loss	$(465,278)	$(418,577)	$(8,488,538)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	8,496	8,496	210,678
Change in allowance for uncollectible note receivable			38,867
Amortization of deferred financing costs	-	-	59,605
Loss on extinguishment of debt	-	-	381,113
Write-off of uncollectible deposits	-	-	20,000
Accrued interest on note receivable	-	-	(11,705)
Loss on impairment	-	-	42,800
Amortization of beneficial conversion feature
of the notes payable	150,928	(65,264)	789,216
Common stock issued for services	83,745	690,180	3,065,140
Common stock issued for legal services	7,683	51,199	130,106
Common stock issued for financing fees	-	-	5,000
Decrease (increase) in:
Prepaid expenses	11,362	(426,160)	(27,708)
Advances from shareholder	(1,542)	-	(2,557)
Deposits and other receivables	-	-	(23,346)
Increase (decrease) in:
Accounts payable and accrued expenses	(140)	(8,358)	234,374
Net cash provided (used) by operating activities	(204,746)	(168,484)	(3,576,955)

Cash flows from investing activities:
Principal payments from notes receivable	-	-	(25,000)
Purchase of common stock	-	-	(34,100)
Property and equipment acquisitions	-	-	(325,000)
Net cash provided (used) by investing activities	-	-	(384,100)

Cash flows from financing activities:
Proceeds from the issuance of common stock	105,250	151,845	2,431,137
Proceeds from the issuance convertible notes payable	126,505	79,000	1,192,305
Proceeds from the issuance convertible notes payable, related
party	-	55,500	200,000
Proceeds from issuance of notes payable	-	-	286,500
Proceeds from issuance of notes payable, related parties	-	-	8,500
Payment on convertible notes payable	-	(30,000)	(76,000)
Payments on notes payable	-	-	(57,500)
Payments on notes payable, related parties	-	-	(1,000)
Proceeds from loans from stockholders	-	-	49,675
Payments on loans from stockholders	-	-	(44,975)
Net cash provided by financing activities	231,755	256,345	3,988,642

Net increase (decrease) in cash	27,009	87,861	27,587

Cash - beginning	578	43,919	-
Cash - ending	$27,587	$131,780	$27,587

CONDENSED STATEMENTS OF CASH FLOWS - continued

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-	$3,660
Cash paid for income taxes	$-	$-	$-
Noncash operating and financing activities:
Due to Organetix, Inc. reclassified to additional paid-in capital	$-	$-	$91,500
Common stock issued in connection with a joint venture	$-	$-	$9,800
Common stock issued to satisfy debt	$7,683	$-	$140,870
Common stock issued to satisfy minimum value guaranteed	$-	$-	$87,667
Convertible debt converted and accrued interest to common
stock	$61,400		$1,571,000
Common stock issued in exchange for property and equipment	$-		$7,420

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2013, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $8,488,538 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 13, 2014. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The Company and its Subsidiary have been consolidated for financial statement purposes.  All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2014 and 2013.

Fair Value of Financial Instruments

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Fair value of derivative liability	-	-	$22,291	$22,291

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and December 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

Fixed Assets and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Currently the Company’s only asset is a diving vessel, which was purchased for $325,000 during 2008 and is being depreciated over a 10 year useful life.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended March 31, 2014 and 2013.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2014, the Company has not implemented an employee stock based compensation plan.

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

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Net loss attributable to common stockholders	$(465,278)	$(418,577))

Weighted average shares outstanding:
Basic and diluted	865,882,776	753,178,202

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK

Series B Preferred Stock

On February 10, 2014, the Board of Directors of the Company under the authority granted under Article V of the Articles of Incorporation, defined and created a new preferred series of shares from the 50,000,000 authorized preferred shares. Pursuant to Article V, the Board of Directors has the power to designate such shares and all powers and matters concerning such shares. Such share class shall be designated Preferred Class B. The preferred class was created for 60 Preferred Class B shares. Such shares each have a voting power equal to one percent of the outstanding shares issued (totaling 60%) at the time of any vote action as necessary for share votes under Florida law, with or without a shareholder meeting.  Such shares are non-convertible to common shares of the Company and are not considered as convertible under any accounting measure. Such shares shall only be held by the Board of Directors as a Corporate body, and shall not be placed into any individual name. Such shares were considered issued at the time of this resolution’s adoption, and do not require a stock certificate to exist, unless selected to do so by the Board for representational purposes only.  Such shares are considered for voting as a whole amount, and shall be voted for any matter by a majority vote of the Board of Directors. Such shares shall not be divisible among the Board members, and shall be voted as a whole either for or against such a vote upon the vote of the majority of the Board of Directors. In the event that there is any vote taken which results in a tie of a vote of the Board of Directors, the vote of the Chairman of the Board shall control the voting of such shares. Such shares are not transferable except in the case of a change of control of the Corporation when such shares shall continue to be held by the Board of Directors. Such shares have the authority to vote for all matters that require a share vote under Florida law and the Articles of Incorporation.

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

As of March 31, 2014 and December 31, 2013, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of approximately $8,489,000 and $8,023,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2014 and December 31, 2013. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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

Convertible Notes Payable

The following table reflects the convertible notes payable as of March 31, 2014:

Issue	Maturity	March 31,	Interest	Conversion
Date	Date	2014	Rate	Rate
Convertible notes Payable:
January 28, 2013	January 28, 2014	$-	6.00%	0.0050
January 28, 2013	January 28, 2014	-	6.00%	0.0050
October 21, 2013	April 21, 2014	40,000	6.00%	0.0100
October 4, 2013	May 12, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
January 16, 2014	July 16, 2014	50,000	6.00%	0.0125
March 11, 2014	September 11, 2014	5,005	6.00%	0.0125
March 17, 2014	March 17, 2015	40,000	6.00%	0.0125
		235,005
Unamortized discounts		(94,099)
Balance		$140,906

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
January 28, 2013	January 28, 2014	25,000	6.00%	0.0050
January 28, 2013	January 28, 2014	25,000	6.00%	0.0050
February 11, 2013	August 11, 2013	9,000	6.00%	0.0040
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0080
		251,300
Unamortized discount		-
Balance		$251,300

Convertible notes payable - related party, in default
January 7, 2013	June 30, 2013	7,500	6.00%	0.0040
January 19, 2013	July 30, 2013	15,000	6.00%	0.0040
February 7, 2013	August 7, 2013	10,000	6.00%	0.0040
July 9, 2013	January 19, 2013	15,000	6.00%	0.0150
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 17, 2013	January 17, 2014	30,000	6.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0040
		153,500
Unamortized discount		-
Balance		$153,500

Convertible notes payable - related party

November 12, 2013	May 12, 2014	11,000	6.00%	0.0210
July 17, 2014	July 17, 2014	31,500	6.00%	0.0210
		42,500
Unamortized discount		(20,542)
Balance		$21,958

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the three months ended March 31, 2013, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $33,000. The aggregate carrying value of these convertible notes at March 31, 2013 was $162,864.

Notes Payable

The following table reflects the notes payable as of March 31, 2014 and December 31, 2013:

Issue Date	Maturity Date	March 31, 2014	December 31, 2013	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$37,500	37,500

At March 31, 2014 and December 31, 2013, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $68,459 and $59,267, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

As of March 31, 2014, the Company has outstanding one (1) Security Purchase Agreements with accredited investors for the sale of convertible promissory notes bearing interest at 6.0% per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 57% of the lowest bid price of during the 15 day period ending on the conversion date. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the 6% Notes are accounted for as a derivative financial instruments because of the down round feature of the conversion price. The beneficial conversion feature was valued at the date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions: risk free interest rates ranging from 0.130%, contractual expected life of nine (12) months, expected volatility of 49%, calculated using the historical closing price of the Company’s common stock, and dividend yield of zero, resulting in fair market value of $31,579.

As of March 31, 2014, the Company has outstanding three (3) Security Purchase Agreements with accredited investors for the sale of convertible promissory notes bearing interest at 6.0% per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to $0.006.

The conversion rights embedded in the 6% Notes are accounted for as a beneficial conversion feature. The beneficial conversion feature resulted in debt discounts totaling approximately $86,000.

NOTE 9 – MATERIAL AGREEMENTS

Agreement to Explore a Shipwreck Site Located off of Brevard County, Florida

On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward the permitting have been taken for such site and the Company and partnership are awaiting the review of such permit request by the State of Florida.  As of March 31, 2014, the partnership has had no operations.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

Agreement with Tulco Resources, Ltd.

As previously noted in its 8-K filing on June 11, 2010, the Company entered into an agreement with Tulco Resources, Ltd. (“Tulco”) on June 8, 2010 which granted the Company the exclusive rights to explore, locate, identify, and salvage a possible shipwreck within the territorial limits of the State of Florida, off of Palm Beach County, in the vicinity of Juno Beach, Florida (the “Exploration Agreement”).  The term of the Agreement is for three years and may renew for an additional three years under the same terms unless otherwise agreed to in writing by the Tulco and Seafarer. The Company agreed to pay Tulco a conservation payment of $20,000 per calendar year during the term of the Agreement.  The amount of the conservation payment my increase in future years based on the mutual agreement of Tulco and the Company. The Company agreed to furnish its own personnel, salvage vessel and equipment necessary to conduct operations at the shipwreck site. The Company also agreed to pay all of its own expenses directly associated with salvage operations, including but not limited to fuel, food, ground tackle, electronic equipment, dockage, wages, dive tanks, and supplies. The Company agreed to split any artifacts that it recovers equally with Tulco, after the State of Florida has selected up to twenty percent of the total value of recovered artifacts for the State of Florida’s museum collection. The Company and Tulco agreed to receive their share of the division of artifacts at the same time.  The Company and Tulco agreed to jointly handle all correspondence with the State of Florida regarding any agreements and permits required for the exploration and salvage of the shipwreck site. The original three year term of the Exploration Agreement was valid until June 10, 2013 and both Seafarer and Tulco had the option to extend the agreement for an additional three years. There have been no discussions between Tulco and Seafarer regarding extending the Exploration Agreement. It is possible that Tulco may claim that the Exploration Agreement is no longer valid and therefore the Company has no further rights to explore and salvage the Juno Beach site. On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed against Tulco based upon for breach of contract, equitable relief and injunctive relief.

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

Certain Other Agreements

In January of 2013, the Company entered into an agreement with a marine survey company. Under the terms of the agreement the survey company agreed to provide a forty foot survey vessel and captain in order to provide multi-beam data collection and processing on a daily basis for an area to be designated by the Company. Processed data will be provided to the Company in order to evaluate the area that was surveyed.

In February of 2013, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 2,000,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for preapproved expenses. The 2,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the year ended March 31, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2014, the Company owed the related party limited liability company $5,819 for transfer agency services rendered. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement. All fees paid to the related party consultant during the period ended March 31, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for providing ongoing business advisory and strategic planning and consulting services, IT management, and assistance with financial reporting and administrative services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion. No stock compensation was issued to the consultant during the period ended March 31, 2104. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the three month period ended March 31, 2014 are included as an expense in consulting and contractor fees in the accompanying income statements.

The Company has an ongoing agreement to pay a limited liability company a monthly fee for archeological and the review of historic shipwreck research consulting services. During the period ended March 31, 2014, the Company paid the consultant 3,200,000 of its restricted common stock. All fees paid to the consultant during the period ended March 31, 2014 are included as an expense in consulting and contractor fees in the accompanying statements of operations.

NOTE 10 – DIVISON OF ARTIFACTS AND TREASURE

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

NOTE 11 – LEGAL PROCEEDINGS

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

On September 11, 2013, the Parties attended a voluntary mediation, which ended in an impasse. Some discovery had progressed to the point that Seafarer had, on September 25, 2013, filed a Motion to File Counterclaims and Third-Party Complaint (“Motion for Leave to File Counterclaim”) along with a proposed Counterclaim.  Such counterclaims were filed in December 2013.  Included in the counterclaim was an allegation of conspiracy between Eldred and Sean Murphy for the publication of false information which Seafarer sued Murphy for and received a judgment for libel against Murphy on April 1, 2011 for $5,080,000. Thus the counterclaim was filed against the Plaintiffs: Micah Eldred, Michael J. Daniels, Carl Dilley, Heather Dilley, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Diane J. Harrison, Ioulia Hess, Olessia  Kritskaia,  Anna Krokhina, George Lindner, Elizabeth Lizzano, Karen Lizzano, Robert Lizzano, Abby Lord, Jillian Mally, Ekaterina Messinger, Susan Miller, Michael Mona, Matthew J. Presy, Oksana Savchenko, Vanessa A. Verbosh, Alan Wolper, Sarah Wolper, and Christine Zitman. On April 23, 2014, the trial court ruled on the Counter-Claim Defendants’ motion to dismiss and ordered the dismissal of the claims for section 517.301 violations, conspiracy and fraud. The court ruled that the Corporation did not have standing and was not in privity with the counter-claim defendants at the time of their alleged actions so the company could not maintain the action, unlike private shareholders who could have standing. Thus the Company attempted to protect the shareholders by such suit, but was ruled against as not having standing to do so.

On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorney’s fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.”   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer collected such attorney’s fees through counsel. Such case was remanded to the Circuit Court in Hillsborough County, where Seafarer had the motion to file the Counterclaims and Third Party Claims heard and an Order Granting the filing and service of such claims was made by Circuit Judge Paul Huey on December 13, 2013. Seafarer filed such complaint and served such Counterclaim Defendants and Third Party Defendants during the months of December 2013 and January 2014. Such complaint included claims by Seafarer for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders.

In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – LEGAL PROCEEDINGS - continued

Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer.  Seafarer believes this pattern activity.

Such litigation continues and the Company will continue to fight the release of such shares for sale. It is the position of Seafarer that due to the actions involved with such shares, they are tainted and should be ordered to be cancelled. Seafarer intends to continuously pursue this defense will assist any shareholders with any claims they may have against the Plaintiffs who hold such shares as to their actions which may have harmed any shareholders who were shareholders at the time of the Plaintiff’s action.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer expects to have such final judgment within 90 days of March 1, 2014, unless another party or person responds to such lawsuit, including publication of such matter under Florida law. Such publication is currently occurring and the Company will seek judgment when a default occurs. The Company expects that it will gain all contractual and complete permit rights to the artifact area under its complete control and remove all interest Tulco had in the partnership.

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2014:

In January of 2014, a related party shareholder provided the Company with short term loan proceeds totaling $2,000. The Company repaid the related party shareholder the entire $2,000 balance prior to March 31, 2014. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In January of 2014, the Company entered into a convertible loan agreement in the amount of $31,500 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before July 17, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.006 per share.

In February of 2014, the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 2,000,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses. The 2,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the year ended March 31, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2014, the Company owed the related party limited liability company $5,819 for transfer agency services rendered. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement. All fees paid to the related party consultant during the period ended March 31, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS - continued

At March 31, 2014 the following promissory notes and shareholder loans were outstanding to related parties:

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS - continued

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

A convertible note payable dated January 17, 2014, due to a person related to the Company’s CEO with a face amount of $31,500. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.006 per share.  The convertible note payable is due on or before July 17, 2014 and is not secured.

NOTE 13 – SUBSEQUENT EVENTS

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

Plan of Operation

During the periods ended March 31, 2014 and 2013, the Company has taken the following steps to implement its business plan:

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

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014 and the Company is in the process of seeking a renewal to the permit. The permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida.

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

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to explore the site. On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward the permitting have been taken for such site and the Company and partnership are awaiting the review of such permit request by the State of Florida. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

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

At March 31, 2014, the Company had a working capital deficit of $728,540. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 13, 2014.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating and other expenses from inception through March 31, 2014 are $7,081,915. Since inception, we have incurred $4,604,681 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $517,175 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $814,858 in professional fees related to legal, auditing and accounting services.

The Company’s net loss for the three month period ended March 31, 2014 was $465,278 as compared to a net loss of $418,577 during the three month period ended March 31, 2013. The increase in the net loss for the three month period ended March 31, 2014 was primarily attributable to a quarter-over-quarter decrease in consulting and contractor expenses as well as vessel expenses. During the three month period ended March 31, 2014 consulting and contractor fees were $201,928 as compared to $288,236 during the three month period ended March 31, 2013. The 30% decrease in consulting and contractor fees in 2014 was largely a result of a decrease in overall stock based compensation paid for consulting services. During the three month period ended March 31, 2014, the Company incurred vessel related expenses of $11,820 versus $38,371 during the three month period ended March 31, 2013. The 69% decrease in vessel expenses in 2014 was due to there not being as great of a need for extensive repairs and maintenance work done on the Company’s primary salvage vessel in 2014 because there was extensive work done on the vessel 2013. During the three month period ended March 31, 2014, professional fees were $29, 932 as compared to $35,042 during the three month period ended March 31, 2013. The approximate 15% decrease in professional fees in 2014 was largely attributable to a decrease in legal fees. The general and administrative expenses for the period ended March 31, 2014 was $20,319 compared to $19,728 for the period ended March 31, 2013, a quarter-over-quarter increase of 3%. The Company incurred travel and entertainment expenses of $34,433 during the three month period ended March 31, 2014 as compared to $15,538 during the three month period ended March 31, 2013. The 122% increase in travel and entertainment expenses during the period ended March 31, 2014 were generally due to the Company paying for hotel lodging and travel expenses on a regular basis for several of its independent contract divers when they travelled to perform services for the Company at and travel, including international travel, by a consultants related to archeological research and of historic shipwrecks. For the period ended March 31, 2014, the Company incurred interest expense of $161,762 as compared to $33,710 for the period ended March 31, 2013. The 380% increase in interest expense was primarily due to the amortization of the beneficial conversion features of certain convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At March 31, 2014, we had cash in the bank of $27,587.   During the period ended March 31, 2014, and the period from inception to March 31, 2014, we incurred net losses of $465,278 and $8,488,538, respectively. At March 31, 2014, we had $49,041 in current assets and $777,581 in current liabilities, leaving us a working capital deficit of $728,540.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt during the three month period ended March 31, 2014. The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. These repairs and maintenance are expensive and a drain on the Company’s cash.

In addition to the operations expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, corporate communications, rent, etc. The recurring expenses associated with being a publicly traded company are very burdensome for smaller public companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating, which in turn makes owning shares of the Company’s commons stock extremely risky and highly speculative. The Company’s lack of liquidity may cause the Company to be forced to cease operations at any time which would likely result in a complete loss of all capital invested in or borrowed by the Company to date.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $465,278 for the three month period ended March 31, 2014. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern.

Convertible Notes Payable and Notes Payable, in Default

At March 31, 2014, the Company had convertible notes payable, and notes payable with a face value of $719,805 of which $442,300 were in default.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Item 4T. Controls and Procedures

Management’s Responsibility for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s Principal Executive Officer/Principal Financial Officer to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s principal executive officer/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2014.    Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 4T. Controls and Procedures - continued

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of March 31, 2014 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2014.

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

On September 11, 2013, the Parties attended a voluntary mediation, which ended in an impasse. Some discovery had progressed to the point that Seafarer had, on September 25, 2013, filed a Motion to File Counterclaims and Third-Party Complaint (“Motion for Leave to File Counterclaim”) along with a proposed Counterclaim.  Such counterclaims were filed in December 2013.  Included in the counterclaim was an allegation of conspiracy between Eldred and Sean Murphy for the publication of false information which Seafarer sued Murphy for and received a judgment for libel against Murphy on April 1, 2011 for $5,080,000. Thus the counterclaim was filed against the Plaintiffs: Micah Eldred, Michael J. Daniels, Carl Dilley, Heather Dilley, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Diane J. Harrison, Ioulia Hess, Olessia  Kritskaia,  Anna Krokhina, George Lindner, Elizabeth Lizzano, Karen Lizzano, Robert Lizzano, Abby Lord, Jillian Mally, Ekaterina Messinger, Susan Miller, Michael Mona, Matthew J. Presy, Oksana Savchenko, Vanessa A. Verbosh, Alan Wolper, Sarah Wolper, and Christine Zitman. On April 23, 2014, the trial court ruled on the Counter-Claim Defendants’ motion to dismiss and ordered the dismissal of the claims for section 517.301 violations, conspiracy and fraud. The court ruled that the Corporation did not have standing and was not in privity with the counter-claim defendants at the time of their alleged actions so the company could not maintain the action, unlike private shareholders who could have standing. Thus the Company attempted to protect the shareholders by such suit, but was ruled against as not having standing to do so.

On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorney’s fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.”   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer collected such attorney’s fees through counsel. Such case was remanded to the Circuit Court in Hillsborough County, where Seafarer had the motion to file the Counterclaims and Third Party Claims heard and an Order Granting the filing and service of such claims was made by Circuit Judge Paul Huey on December 13, 2013. Seafarer filed such complaint and served such Counterclaim Defendants and Third Party Defendants during the months of December 2013 and January 2014. Such complaint included claims by Seafarer for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders.

Item 1. Legal Proceedings - continued

In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer.  Seafarer believes this pattern activity.

Such litigation continues and the Company will continue to fight the release of such shares for sale. It is the position of Seafarer that due to the actions involved with such shares, they are tainted and should be ordered to be cancelled. Seafarer intends to continuously pursue this defense will assist any shareholders with any claims they may have against the Plaintiffs who hold such shares as to their actions which may have harmed any shareholders who were shareholders at the time of the Plaintiff’s action.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer expects to have such final judgment within 90 days of March 1, 2014, unless another party or person responds to such lawsuit, including publication of such matter under Florida law. Such publication is currently occurring and the Company will seek judgment when a default occurs. The Company expects that it will gain all contractual and complete permit rights to the artifact area under its complete control and remove all interest Tulco had in the partnership.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2014, the Company issued 6,037,500 shares of its restricted common stock to consultants for various consulting services including executive, archeological, operations, business, administrative and corporate advisory services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2014, the Company entered into subscription agreements to sell 15,492,857 shares of its restricted common stock in exchange for proceeds of $105,250. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended March 31, 2014, holders of two promissory notes with a face value of $60,000 elected to convert their notes into 5,768,00 shares of the Company’s common stock. A related party vendor agreed to convert a portion of its debt, $7,683 into 768,293 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

*99.1	Temporary Hardship Exemption. Filed with this Form 10-K.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seafarer Exploration Corp.

Date: May 15, 2014	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2014	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director

Date: May 15, 2014	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director