Form 10-Q/A
period 2014-03-31
SEAFARER EXPLORATION CORP
filed 2014-06-06
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

  EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014 (the “Form 10-Q) is solely to amend the disclosures regarding the accounting treatment and value of certain convertible promissory notes and to make the corresponding adjustments to the financial statements and notes to financial statements included herewith.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the original Form 10-Q.

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,
	2014	December 31,
	(Restated)	2013
Assets

Current assets:
Cash	$27,587	$578
Prepaid expenses	15,462	26,824
Advances to shareholder	3,267	3,267
Due from shareholder	1,542	-
Deposits and other receivables	1,183	1,183
Total current assets	49,041	31,852

Property and equipment, net	121,743	130,239

Investment in common stock	1,100	1,100
Total assets	$171,884	$163,191

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$150,126	$142,583
Convertible notes payable, net of discounts of $34,294 and $120,533	110,711	139,457
Convertible notes payable, related parties, net of discounts of $20,531 and $26,889	21,969	24,111
Convertible notes payable, in default	251,300	191,300
Convertible notes payable, in default - related parties	153,500	113,500
Convertible notes payable, at fair value	172,940	-
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500
Total current liabilities	898,046	648,451

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized;
Series A preferred stock, $0.0001 par value - 7 shares authorized; 7 shares issued	-	-
and outstanding at March 31, 2014 and December 31, 2013
Series B preferred stock, $0.0001 par value - 60 shares authorized; 60 shares issued	-	-
and outstanding at March 31, 2014 and December 31, 2013
Common stock, $0.0001 par value - 950,000,000 shares authorized; 874,532,999 and
844,216,349 shares issued and outstanding at March 31, 2014 and
December 31, 2013, respectively	87,230	84,422
Additional paid-in capital	7,745,611	7,453,578
Accumulated deficit	(8,559,003)	(8,023,260)
Total stockholders' deficit	(726,162)	(485,260)
Total liabilities and stockholders' deficit	$171,884	$163,191

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)  See notes to condensed financial statements

			February 15,
			2007
			(Inception) to
	March 31,		March 31,
	2014	March 31,	2014
	(Restated)	2013	(Restated)
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	201,928	288,236	4,604,681
Professional fees	29,932	35,042	814,858
General and administrative expense	20,319	19,728	404,511
Depreciation expense	8,496	8,496	210,678
Rent expense	5,876	21,618	159,976
Vessel expense	11,820	38,371	517,175
Travel and entertainment expense	34,433	15,538	356,849
Other operating expenses	-	-	13,187
Total operating expenses	312,804	427,029	7,081,915

Income from operations	(312,804)	(427,029)	(7,081,915)

Other income (expense):
Interest expense	(222,939)	(33,710)	(1,258,650)
Interest income	-	80,609	243,922
Loss on impairment	-	-	(42,800)
Loss on extinguishment of debt	-	(38,447)	(419,560)
Total other income (expense)	(222,939)	8,452	(1,477,088)

Net loss	$(535,743)	$(418,577)	$(8,559,003)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	865,882,776	753,178,202

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
			(Inception) to
	March 31,		March 31,
	2014	March 31,	2014
	(Restated)	2013	(Restated)
Operating activities
Net loss	$(535,743)	$(418,577)	$(8,566,066)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	8,496	8,496	210,678
Change in allowance for uncollectible note receivable			38,867
Amortization of deferred financing costs	-	-	59,605
Loss on extinguishment of debt	-	-	381,113
Write-off of uncollectible deposits	-	-	20,000
Accrued interest on note receivable	-	-	(11,705)
Loss on impairment	-	-	42,800
Amortization of beneficial conversion feature			-
of the notes payable	138,453	15,345	183,810
Interest (income) expense on fair value adjustment on			-
convertible notes payable	82,940	(80,609)	533,293
Common stock issued for services	83,745	690,180	3,361,883
Common stock issued for legal services	7,683	51,199	130,106
Common stock issued for financing fees	-	-	5,000
Decrease (increase) in:
Prepaid expenses	11,362	(426,160)	(28,295)
Advances from shareholder	(1,542)	-	(2,557)
Deposits and other receivables	-	-	(23,346)
Increase (decrease) in:
Accounts payable and accrued expenses	(140)	(8,358)	291,303
Net cash provided (used) by operating activities	(204,746)	(168,484)	(3,373,511)

Cash flows from investing activities:
Principal payments from notes receivable	-	-	(25,000)
Purchase of common stock	-	-	(34,100)
Property and equipment acquisitions	-	-	(325,000)
Net cash provided (used) by investing activities	-	-	(384,100)

Cash flows from financing activities:
Proceeds from the issuance of common stock	105,250	151,845	2,431,137
Proceeds from the issuance convertible notes payable	126,505	79,000	1,058,295
Proceeds from the issuance convertible notes payable, related
party	-	55,500	100,566
Proceeds from issuance of notes payable	-	-	286,500
Proceeds from issuance of notes payable, related parties	-	-	8,500
Payment on convertible notes payable	-	(30,000)	(46,000)
Payments on notes payable	-	-	(57,500)
Payments on notes payable, related parties	-	-	(1,000)
Proceeds from loans from stockholders	-	-	40,925
Payments on loans from stockholders	-	-	(36,225)
Net cash provided by financing activities	231,755	256,345	3,785,198

Net increase (decrease) in cash	27,009	87,861	27,587

Cash - beginning	578	43,919	-
Cash - ending	$27,587	$131,780	$27,587

CONDENSED STATEMENTS OF CASH FLOWS - continued

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-	$3,600
Cash paid for income taxes	$-	$-	$-
Noncash operating and financing activities:
Due to Organetix, Inc. reclassified to additional paid-in capital	$-	$-	$91,500
Common stock issued in connection with a joint venture	$-	$-	$9,800
Common stock issued to satisfy debt	$7,683	$-	$141,140
Common stock issued to satisfy minimum value guaranteed	$-	$-	$87,667
Convertible debt converted and accrued interest to common
stock	$61,800		$1,571,400
Common stock issued in exchange for property and equipment	$-	$-	$7,420

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $ 8,559,003  since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 13, 2014. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	Level 1	Level 2	Level 3	Total
Fair value of derivative liability	$172,940	-	$-	$172,940

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

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which was superseded by ASC 505-50.  The Company issues compensatory shares for services including, but not limited to, executive, advisory, accounting, archeological, operations, corporate communications, financial, legal and administrative consulting services.

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

Convertible Notes Payable at Fair Value

The Company elected to account for this hybrid contract under the guidance of ASC 815-15-25-4.  This guidance allows an entity that initially recognizes a hybrid financial instrument that under paragraph 815-15-25-1 would be required to be separated into a host contract and a derivative instrument may irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value (with changes in fair value recognized in earnings).

The fair value election is also available when a previously recognized financial instrument subject to a re-measurement event and the separate recognition of an embedded derivative. The fair value election may be made instrument by instrument. For purposes of this paragraph, a re-measurement event (new basis event) is an event identified in generally accepted accounting principles, other than the recognition of an other-than-temporary impairment, that requires a financial instrument to be re-measured to its fair value at the time of the event but does not require that instrument to be reported at fair value on a continuous basis with the change in fair value recognized in earnings. Examples of re-measurement events are business combinations and significant modifications of debt as defined in Subtopic 470-50.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
Net loss attributable to common stockholders	$	(535,743)	$(418,577))

Weighted average shares outstanding:
Basic and diluted		865,882,776	753,178,202

Loss per share:
Basic and diluted		$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 950,000,000 shares of $0.0001 par value common stock.

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

As of March 31, 2014 and December 31, 2013, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of approximately $ 8,559,000  and $8,023,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2014 and December 31, 2013. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

The Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 815-40.  The note payable conversion feature of the outstanding convertible debt met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. The calculation of the effective conversion amount did result in a beneficial conversion feature.

 Convertible Notes Payable

The following table reflects the convertible notes payable as of March 31, 2014:

Issue	Maturity	March 31,	Interest	Conversion
Date	Date	2014	Rate	Rate
Convertible notes Payable:
January 28, 2013	January 28, 2014	$ -	6.00%	0.0050
January 28, 2013	January 28, 2014	-	6.00%	0.0050
October 21, 2013	April 21, 2014	40,000	6.00%	0.0100
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0060
March 11, 2014	September 11, 2014	5,005	6.00%	0.0070
		145,005
Unamortized discounts		(34,294)
Balance		$ 110,711

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$ 8,000	6.00%	0.0040
July 16, 2012	July 16, 2013	5,000	6.00%	Variable
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
January 28, 2013	January 28, 2014	25,000	6.00%	0.0050
January 28, 2013	January 28, 2014	25,000	6.00%	0.0050
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
		251,300
Unamortized discount		-
Balance		$ 251,300

Convertible notes payable - related party, in default
January 7, 2013	June 30, 2013	7,500	6.00%	0.0040
January 19, 2013	July 30, 2013	15,000	6.00%	0.0040
February 7, 2013	August 7, 2013	10,000	6.00%	0.0050
July 9, 2013	January 19, 2013	15,000	6.00%	0.0150
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 17, 2013	January 17, 2014	30,000	6.00%	0.0100
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
		153,500
Unamortized discount		-
Balance		$ 153,500

Convertible notes payable - related party

November 12, 2013	May 12, 2014	11,000	6.00%	0.0125
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
		42,500
Unamortized discount		(20,531)
Balance		$ 21,969

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Between January 1, 2014 and March 31, 2014, the Company issued two (2) convertible notes payable totaling $36,505. Each note includes interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The note and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

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

The following tables reflect the aggregate allocation of the purchase on the financing date(s):

Face value of convertible notes payable	$36,505

Beneficial conversion feature	(23,130)

Carrying value	$13,375

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the three months ended March 31, 2014, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $129,000. The aggregate carrying value of these convertible notes at March 31, 2014 was approximately $48,000.

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

Convertible Notes Payable and Notes Payable, in Default

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

Convertible Notes at Fair Value

Convertible Note Payable Dated January 16, 2014 at Fair Value

On January 16, 2014, the Company entered into a convertible note payable with a corporation.   The convertible note payable, with a face value of $50,000, bears interest at 6.0% per annum and is due on July 16, 2014. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 50% multiplied by the lowest closing price during the last twenty (20) trading days prior to closing, but not less than $0.002 per share.

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

In connection with the issuance of the convertible note payable, the Company recognized a day-one derivative loss totaling related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss of $51,431 on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

At March 31, 2014, the $50,000 face value convertible note payable was recorded at its fair value of $100,600.

Convertible Note Payable Dated March 17, 2014 at Fair Value

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On March 17, 2014, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $40,000, bears interest at 8.0% per annum and is due on March 17, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 57% multiplied by the average of the lowest bid price  two trading prices for the Company’s common stock during the fifteen (15) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $31,321 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Additionally, the holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee,  judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of default the interest rate is increase to 24% per annum.

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

At March 31, 2014, the $40,000 face value convertible note payable was recorded at its fair value of $72,340.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible notes payable, at fair value for the three months ended March 31, 2014:
Face value of the convertible notes payable	$90,000
Interest expense to record the convertible notes at
fair value on the date of issuance	82,752
Interest expense to mark to market the convertible notes to
on Mach 31, 2014	188
March 31, 2014 fair value	$172,940

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

NOTE 13 – SUBSEQUENT EVENTS

None.

NOTE 14 - RESTATEMENT

In connection with the review of convertible debt as of March 31, 2014, the Company identified an accounting interpretation issue in the accounting for two (2) convertible notes issued by two separate unrelated third party entities. The notes were issued on January 16, 2014 and March 17, 2014.

The effects of the restatement on reported amounts for the three months ended March 31, 2014 are presented below in the following tables:

	31-Mar-14
	As Reported	Adjustments	As Restated

Total assets	$171,884	$-	$171,884

Accounts payable and accrued expense	$150,126	$-	$150,126
Convertible notes payable, net of discounts	140,906	(30,195)	110,711
Convertible notes payable, related parties, net of discounts	21,958	11	21,969
Convertible notes payable, in default	251,300	-	251,300
Convertible notes payable, in default - related parties	153,500	-	153,500
Derivative liability	22,291	(22,291)
Convertible notes payable, at fair value	-	172,940	172,940
Notes payable, in default	30,000	-	30,000
Notes payable, in default - related parties	7,500	-	7,500
Total liabilities	777,581	120,465	898,046

Preferred stock, $0.0001 par value - 50,000,000 shares authorized;
Series A preferred stock, $0.0001 par value - 7 shares authorized; 7 shares issued
and outstanding at March 31, 2014 and December 31, 2013	-	-	-
Series B preferred stock, $0.0001 par value - 60 shares authorized; 60 shares issued
and outstanding at March 31, 2014 and December 31, 2013	-	-	-
Common stock, $0.0001 par value - 950,000,000 shares authorized; 874,532,999 and
844,216,349 shares issued and outstanding at March 31, 2014	87,230	-	87,230
Additional paid-in capital	7,795,611	(50,000)	7,745,611
Accumulated deficit	(8,488,538)	(70,465)	(8,559,003)
Total stockholders' deficit	(605,697)	(120,465)	(726,162)
Total liabilities and stockholders' deficit	$171,884	$-	$171,884

	Three months ended March 31, 2014
	As reported	Adjustments	As restated
Revenue	$-	$-	$-

Total operating expenses	312,804	-	312,804

Loss from operations	(312,804)	-	(312,804)

Other income (expense):
Interest expense	(161,762)	(61,177)	(222,939)
Gain (loss) on change in fair value of derivatives	9,288	(9,288)	-
Net loss	$(465,278)	$(70,465)	$(535,743)

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

Under the permit, the Company began remote sensing at the site with a cesium vapor magnotemoter and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2, testing was done which confirmed a mid to late 18 th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects the Company is not pursuing Phase 3 at the Lantana site at this time but review the site at a later date that has not yet been determined.

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

At March 31, 2014, the Company had a working capital deficit of $ 849,005 . The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company’s net loss for the three month period ended March 31, 2014 was $ 535,743 as compared to a net loss of $418,577 during the three month period ended March 31, 2013. The increase in the net loss for the three month period ended March 31, 2014 was primarily attributable to a quarter-over-quarter decrease in consulting and contractor expenses as well as vessel expenses. During the three month period ended March 31, 2014 consulting and contractor fees were $201,928 as compared to $288,236 during the three month period ended March 31, 2013. The 30% decrease in consulting and contractor fees in 2014 was largely a result of a decrease in overall stock based compensation paid for consulting services. During the three month period ended March 31, 2014, the Company incurred vessel related expenses of $11,820 versus $38,371 during the three month period ended March 31, 2013. The 69% decrease in vessel expenses in 2014 was due to there not being as great of a need for extensive repairs and maintenance work done on the Company’s primary salvage vessel in 2014 because there was extensive work done on the vessel 2013. During the three month period ended March 31, 2014, professional fees were $29, 932 as compared to $35,042 during the three month period ended March 31, 2013. The approximate 15% decrease in professional fees in 2014 was largely attributable to a decrease in legal fees. The general and administrative expenses for the period ended March 31, 2014 was $20,319 compared to $19,728 for the period ended March 31, 2013, a quarter-over-quarter increase of 3%. The Company incurred travel and entertainment expenses of $34,433 during the three month period ended March 31, 2014 as compared to $15,538 during the three month period ended March 31, 2013. The 122% increase in travel and entertainment expenses during the period ended March 31, 2014 were generally due to the Company paying for hotel lodging and travel expenses on a regular basis for several of its independent contract divers when they travelled to perform services for the Company at and travel, including international travel, by a consultants related to archeological research and of historic shipwrecks. For the period ended March 31, 2014, the Company incurred interest expense of $ 222,939 as compared to $33,710 for the period ended March 31, 2013. The 561 % increase in interest expense was primarily due to the fair value measurement of certain convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At March 31, 2014, we had cash in the bank of $ 27,587 .   During the period ended March 31, 2014, and the period from inception to March 31, 2014, we incurred net losses of $ 535,743 and $ 8,559,003 , respectively. At March 31, 2014, we had $49,041 in current assets and $ 898,046 in current liabilities, leaving us a working capital deficit of $849,005.

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

Convertible Notes Payable and Notes Payable, in Default

At March 31, 2014, the Company had convertible notes payable and notes payable with a face value of $ 719,805 of which $442,300 were in default.

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

Seafarer Exploration Corp.

Date: June 3, 2014	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 3, 2014	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director

Date: June 3, 2014	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director