Form 10-Q
period 2014-06-30
SEAFARER EXPLORATION CORP
filed 2014-08-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes  ☐ No ☑

As of August 14, 2014, there were 905,098,892 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2014

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Balance Sheets: June 30, 2014 and December 31, 2013	5

Condensed Statements of Operations: For the three months ended June 30, 2014 and 2013 and the period from inception (February 15, 2007) to June 30, 2014	6

Condensed Statements of Cash Flows: For the six months ended June 30, 2014 and 2013 and the period from inception (February 15, 2007) to June 30, 2014	7

Notes to Condensed Financial Statements	8 - 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T. Controls and Procedures	36

PART II: OTHER INFORMATION	38

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	42

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
Assets

Current assets:
Cash	$76,400	$578
Prepaid expenses	22,297	26,824
Advances to shareholder	3,267	3,267
Due from shareholder	7,542	-
Deposits and other receivables	1,183	1,183
Total current assets	110,689	31,852

Property and equipment, net	113,247	130,239

Investment in common stock	1,100	1,100
Total assets	$225,036	$163,191

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$139,444	$142,583
Convertible notes payable, net of discounts of $45,967 and $120,533	49,038	139,457
Convertible notes payable, related parties, net of discounts of $11,539 and $26,889	31,966	24,111
Convertible notes payable, in default	301,300	191,300
Convertible notes payable, in default - related parties	131,000	113,500
Convertible notes payable at fair value	451,583	-
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500
Total current liabilities	1,141,831	648,451

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 7 shares issued
and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value - 950,000,000 shares authorized; 902,966,497 and
844,216,349 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	90,297	84,422
Additional paid-in capital	8,059,421	7,453,578
Accumulated deficit	(9,066,513)	(8,023,260)
Total stockholders' deficit	(916,795)	(485,260)
Total liabilities and stockholders' deficit	$225,036	$163,191

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

					February 15,
					2007
					(Inception) to
	Three month ended June 30,		Six month ended June 30,		June 30,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	164,936	364,579	368,863	652,815	4,769,617
Professional fees	45,415	149,702	75,347	184,744	860,273
General and administrative expense	10,481	10,275	21,080	30,003	414,992
Depreciation expense	8,496	8,496	16,992	16,992	219,174
Rent expense	3,265	5,446	9,140	27,064	163,241
Vessel expense	22,229	44,308	41,769	82,679	539,404
Travel and entertainment expense	32,023	36,646	66,456	52,184	388,872
Other operating expenses	-	-	-	-	13,187
Total operating expenses	286,845	619,452	599,647	1,046,481	7,368,760

Income from operations	(286,845)	(619,452)	(599,647)	(1,046,481)	(7,368,760)

Other income (expense):
Interest expense	(220,667)	(123,596)	(443,606)	(157,306)	(1,479,317)
Interest income	-	-	-	80,609	243,922
Loss on impairment	-	-	-	-	(42,800)
Loss on extinguishment of debt	-	-	-	(38,447)	(419,560)
Total other income (expense)	(220,667)	(123,596)	(443,606)	(115,144)	(1,697,515)

Net loss	$(507,512)	$(743,048)	$(1,043,253)	$(1,161,625)	$(9,066,513)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	985,783,228	811,905,248	876,021,813	779,676,653

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2007
			(Inception) to
	June 30,	June 30,	June 30,
	2014	2013	2014
Operating activities
Net loss	$(1,043,253)	$(1,161,625)	$(9,066,513)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	16,992	16,992	219,174
Change in allowance for uncollectible note receivable	-	-	38,867
Amortization of deferred financing costs	-	51,437	59,605
Interest (income) expense on fair value adjustment	259,542	(4,464)	724,406
Loss on extinguishment of debt	-	-	381,113
Write-off of uncollectible deposits	-	-	20,000
Accrued interest on note receivable	-	-	(11,705)
Loss on impairment	-	-	42,800
Amortization of beneficial conversion feature
of the notes payable	187,477	-	365,906
Common stock issued for services	141,759	937,037	3,123,154
Common stock issued for legal services	7,683	-	130,106
Common stock issued for financing fees	-	-	5,000
Decrease (increase) in:
Prepaid expenses	4,527	(185,862)	(34,543)
Advances from shareholder	(7,542)	-	(8,557)
Deposits and other receivables	-	-	(23,346)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,139)	4,223	231,375
Net cash provided (used) by operating activities	(435,954)	(342,262)	(3,803,158)

Cash flows from investing activities:
Principal payments from notes receivable	-	-	(25,000)
Purchase of common stock	-	-	(34,100)
Property and equipment acquisitions	-	-	(325,000)
Net cash provided (used) by investing activities	-	-	(384,100)

Cash flows from financing activities:
Proceeds from the issuance of common stock	233,266	193,843	2,559,153
Proceeds from the issuance of convertible notes payable	235,005	55,500	1,142,305
Proceeds from the issuance of convertible notes payable, related party	43,505	79,000	207,000
Proceeds from issuance of notes payable	-	-	476,500
Proceeds from issuance of notes payable, related parties	-	-	8,500
Payment on convertible notes payable	-	(30,000)	(76,000)
Payments on notes payable	-	-	(57,500)
Payments on notes payable, related parties	-	-	(1,000)
Proceeds from loans from stockholders	-	-	49,675
Payments on loans from stockholders	-	-	(44,975)
Net cash provided by financing activities	511,776	298,343	4,263,658

Net increase (decrease) in cash	75,822	(43,919)	76,400

Cash - beginning	578	43,919	-
Cash - ending	$76,400	$-	$76,400

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-	$3,660
Cash paid for income taxes	$-	$-	$-
Noncash operating and financing activities:
Due to Organetix, Inc. reclassified to additional paid-in capital	$-	$-	$91,500
Common stock issued in connection with a joint venture	$-	$-	$9,800
Common stock issued to satisfy debt	$7,683	$-	$140,870
Common stock issued to satisfy minimum value guaranteed	$-	$-	$87,667
Convertible debt converted and accrued interest to common
stock	$61,400		$1,571,000
Common stock issued in exchange for property and equipment	$-		$7,420

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2013, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $9,066,513 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2014. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2014 and 2013, and for the period from inception to June 30, 2014, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2014 and 2013.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair valuein  the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Fair value of derivative liability	$-	$-	$451,583	$451,583

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The valuation of our derivative liability is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013.    These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 1 inputs.

Fixed Assets and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Currently the Company’s only asset is a diving vessel, which was purchased for $325,000 during 2008 and is being depreciated over a 10 year useful life.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended June 30, 2014 and 2013.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2014, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which was superseded by ASC 505-50.  The Company issues compensatory shares for services including, but not limited to, executive, advisory, accounting, archeological, operations, strategic planning, corporate communications, financial, legal and administrative consulting services.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
Net loss attributable to common stockholders	$(507,512)	$(743,048)

Weighted average shares outstanding:
Basic and diluted	985,783,228	811,905,248

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - LOSS PER SHARE - continued

 Components of loss per share for the six months ended June 30, 2014 and 2013 are as follows:

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Net loss attributable to common stockholders	$(1,043,253)	$(1,161,625)

Weighted average shares outstanding:
Basic and diluted	876,021,813	779,676,653

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 950,000,000 shares of $0.0001 par value common stock.

As of August 14, 2014 the Company had 905,098,892 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

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

The Company previously issued seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of June 30, 2014, no shares of preferred stock had been converted into shares of the Company’s common stock.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK - continued

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

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2014 and December 31, 2013, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $9,066,513 and $8,023,260 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2014 and December 31, 2013. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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

Convertible Notes Payable

The following table reflects the convertible notes payable, other than three notes that have been remeasured to fair value which are discussed later in Note 8, as of June 30, 2014:

Issue	Maturity	March 31,	Interest	Conversion
Date	Date	2014	Rate	Rate
Convertible notes Payable:
October 30, 2013	October 30, 2014	$50,000	6.00%	0.0125
March 11, 2014	September 11, 2014	5,005	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
		95,005
Unamortized discounts		(45,967)
Balance		$49,038

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible Notes Payable - continued

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
January 28, 2013	January 28, 2014	25,000	6.00%	0.0050
January 28, 2013	January 28, 2014	25,000	6.00%	0.0050
February 11, 2013	August 11, 2013	9,000	6.00%	0.0040
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0080
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
		301,300
Unamortized discount		-
Balance		$301,300

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	15,000	6.00%	0.0040
February 7, 2013	August 7, 2013	10,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 17, 2013	January 17, 2014	30,000	6.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0040
		131,000
Unamortized discount		-
Balance		$131,000

Convertible notes payable - related party
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
April 22, 2014	October 22, 2014	5,005	6.00%	0.0070
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
		43,505
Unamortized discount		(11,539)
Balance		$31,966

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Between January 1, 2014 and June 30, 2014, the Company issued three (5) convertible notes payable totaling $88,510. Each note includes interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The note and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

The Company has evaluated the terms and conditions of the convertible notes under the guidance of ASC 815 and other applicable guidance. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The note is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. The calculation of the effective conversion amount did result in a beneficial conversion feature.

The following tables reflect the aggregate allocation on the financing date(s):

Face value of convertible notes payable	$88,510

Beneficial conversion feature	(88,067)

Carrying value	$443

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the three months ended June 30, 2014, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $53,670. The aggregate carrying value of these convertible notes at June 30, 2014 was approximately $81,004.

Notes Payable

The following table reflects the notes payable as of June 30, 2014 and December 31, 2013:

Issue Date	Maturity Date	June 30, 2014	December 31, 2013	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$37,500	37,500

At June 30, 2014 and December 31, 2013, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $68,459 and $59,267, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

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

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. As such when these notes are converted into shares of the Company’s common stock there is typically a highly dilutive effect on current shareholders and very possible that such dilution may significantly negatively affect the trading price of the Company’s common stock.

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

At June 30, 2014, the $50,000 face value convertible note payable was recorded at its fair value of $131,749.

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

At June 30, 2014, the $40,000 face value convertible note payable was recorded at its fair value of $85,416.

Convertible Note Payable Dated April 24, 2014 at Fair Value

 On April 24, 2014, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $107,000, bears interest at 12.0% per annum and is due on April 24, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 60% multiplied by the average of the lowest bid price  two trading prices for the Company’s common stock during the fifteen (15) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $118,253 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At June 30, 2014, the $107,000 face value convertible note payable was recorded at its fair value of $234,418.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible notes payable, at fair value for the three months ended June 30, 2014:

Face value of the convertible notes payable	$197,000
Interest expense to record the convertible notes at
fair value on the date of issuance	201,005
Interest expense to mark to market the convertible notes
on June 30, 2014	53,578
June 30, 2014 fair value	$451,583

NOTE 9 – MATERIAL AGREEMENT

Agreement to Explore a Shipwreck Site Located off of Brevard County, Florida

On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward the permitting have been taken for such site and the Company and partnership are awaiting the review of such permit request by the State of Florida.  As of June 30, 2014, the partnership has had no operations.

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

Florida Division of Historical Resources Agreements/Permits

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

On July 28, 2014 the Company’s partnership with Marine Archeological Partners, LLC, Seafarer’s Quest, LLC received a 1A-31 Recovery Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance.

Certain Other Agreements

In February of 2014 the Company entered into an agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 2,000,000 restricted shares of its common stock at the execution of the agreement and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for preapproved expenses. The 2,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statements.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

In March of 2014 the Company entered into an agreement with a marine survey company. Under the terms of the agreement the survey company agreed to provide a forty foot survey vessel and captain in order to provide multi-beam data collection and processing on a daily basis for an area to be designated by the Company. Processed data will be provided to the Company in order to evaluate the area that was surveyed.

The Company must pay the surveying company $3,500 per day plus fuel costs. Future surveying services will be provided to the Company at a daily rate of $1,850 plus company stock equal to or greater than $2,000 with a written guarantee as to the minimum value of the stock. During the period ended June 30, 2014 the Company issued 142,900 shares to the principal of the marine survey company for services rendered under the agreement.

In April 2014 the Company entered into a consulting agreement with an individual to provide services and advice to the Company in the areas of business development, mergers and acquisitions, business strategy and the specific analysis of the treasure industry. The consultant also agreed to assist the Company in developing, studying, and evaluating acquisition proposals, and preparing reports and studies. Additionally the consultant agreed to provide meeting space for the Company to meet with shareholders. The consultant will not negotiate on behalf of the Company. The consultant will provide the services under the direction of the Company’s CEO. The Company agreed to pay the consultant 600,000 shares of its common stock within forty five days of the execution of the agreement. As of June 30, 2014 the Company had not issued the consultant the 600,000 shares.

In April of 2014 the Company issued 160,000 shares of its restricted common stock to a consultant involved in its dive operations. The shares were issued to the consultants for performing services that were not previously compensated and as a bonus for the consultant’s loyalty and willingness to perform services below market rates of compensation.

In April of 2014 the Company entered into agreements with fourteen consultants for providing services related to diving operations and administrative consulting for operations. Under the terms of the agreements the consultants agreed to provide various services related to the Company’s diving operations and administrative consulting.  Under the various agreements with the consultants the Company agreed to issue a total of 3,425,000 share of common stock for the services. The shares owed to the consultants are subject to a six month lock up agreement and may not be sold, contracted to sell or disposed of prior to six months from the effective date of the agreements. If any of the consultants quits or their services are no longer required during the six month period from the effective dates of the agreements, then all of the shares shall be forfeited to the Company. None of the shares were issued during the period ended June 30, 2014.

In April of 2014 the Company issued 50,000 shares of its restricted common stock to a consultant involved in its dive operations. The shares were issued to the consultant for performing services that were not previously compensated, for obtaining licensing to operate the Company’s equipment including its salvage vessel and as a bonus for the consultant’s loyalty and willingness to perform services below market rates of compensation.

In April of 2014 the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 300,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 25,000 per month during the term of the agreement.   If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre-approved expenses. The Company issued 3000,000 shares of its restricted common stock to the advisor during the period ended June 30, 2014.

In May of 2014 the Company issued 2,000,000 shares of its restricted common stock to a consultant for various business advisory, financial and strategic consulting services. The Company believes that the consultant has provided services at below market rates of compensation and the shares were paid both for services rendered and to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended June 30, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2014, the Company owed the related party limited liability company $284 for transfer agency services rendered. During the period ended June 30, 2014 the Company paid the related party limited liability company $7,597 in fees for transfer agent services, including fees owed from past periods that had previously been accrued by the Company. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March of 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement. All fees paid to the related party consultant during the period ended June 30, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for providing ongoing business advisory and strategic planning and consulting services, assistance with financial reporting. IT management, and administrative services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the three month period ended June 30, 2014 are included as an expense in consulting and contractor fees in the accompanying income statements.

The Company has an ongoing agreement to pay a limited liability company a monthly fee for archeological and the review of historic shipwreck research consulting services. During the period ended June 30, 2014, the Company paid the consultant 1,103,448 shares of its restricted common stock. All fees paid to the consultant during the period ended June 30, 2014 are included as an expense in consulting and contractor fees in the accompanying statements of operations.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – LEGAL PROCEEDINGS - continued

In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer. Such shares were cancelled subsequently. Seafarer believes this pattern activity.

In the ongoing litigation in the above case against Micah Eldred and associated persons to protect the interests of the shareholders, the Corporation followed up on its counter-claims against Eldred by the filing of a notice of appeal of the dismissal of such claims, to the Second District Court of Appeal for Florida on May 17, 2014.  On May 29, 2014, the Company was served a secondary lawsuit in Hillsborough County. The lawsuit challenges the creation of the Preferred B Series of Shares and the increase in authorized shares. The lawsuit in the opinion of the Corporation and multiple counsel has no merit since the corporation’s articles of incorporation and Florida statutes allow for the creation of the preferred shares, and thus the increase in authorized shares. The Corporation is defending such lawsuit and seeking dismissal by motion.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 2014:

In April of 2014 the Company entered into a convertible promissory agreement in the amount of $5,005 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before October 22, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.007 per share.

In May of 2014 the Company entered into a convertible promissory note agreement in the amount of $7,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before November 27, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.007 per share.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS - continued

In June of 2014 an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 900,000 shares of the Company’s restricted common stock at a price of $0.007 per share and the Company received proceeds of $6,300.

On various dates a related party investor converted the principal balance plus accrued interest of three convertible promissory notes and the accrued interest of three separate promissory notes into 4,492,150 shares of the Company’s common stock.

Additional information:

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

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended June 30, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2014, the Company owed the related party limited liability company $284 for transfer agency services rendered. During the period ended June 30, 2014 the Company paid the related party limited liability company $7,597 in fees for transfer agent services, including fees owed from past periods that had previously been accrued by the Company. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March of 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement. All fees paid to the related party consultant during the period ended June 30, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

At June 30, 2014 the following promissory notes and shareholder loans were outstanding to related parties:

A convertible note payable dated January 9, 2009 due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 10% per annum with interest payments to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured.  This convertible note payable is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 25, 2010 in the principal amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2011. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share. This loan is currently in default due to non-payment of principal and interest.

A note payable dated February 24, 2010 in the principal amount of $7,500 with a corporation. The Company’s CEO is a director of the corporation and a former Director of the Company is an officer of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before February 24, 2011. This loan is currently in default due to non-payment of principal and interest.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS - continued

A convertible note payable dated January 18, 2012 in the amount of $50,000 with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principle and accrued interest were due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 19, 2013 due to a person related to the Company’s CEO with a face amount of $15,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.004 per share.  The convertible note payable is due on or before July 30, 2013 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated February 7, 2013 due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.005 per share.  The convertible note payable is due on or before August 7, 2013 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 17, 2013 due to a person related to the Company’s CEO with a face amount of $30,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable is due on or before January 17, 2014 and is not secured.

A convertible note payable dated July 26, 2013 due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable is due on or before January 26, 2014 and is not secured.

A convertible note payable dated January 17, 2014 due to a person related to the Company’s CEO with a face amount of $31,500. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.006 per share.  The convertible note payable is due on or before July 17, 2014 and is not secured.

A convertible note payable dated April 22, 2014 due to a person related to the Company’s CEO with a face amount of $5,005. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.007 per share.  The convertible note payable is due on or before October 22, 2014 and is not secured.

A convertible note payable dated May 27, 2014 due to a person related to the Company’s CEO with a face amount of $7,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.007 per share.  The convertible note payable is due on or before November 27, 2014 and is not secured.

NOTE 13 – SUBSEQUENT EVENTS

On July 28, 2014 the Company’s partnership with Marine Archeology Partners, LLC, Seafarer’s Quest, LLC, received a 1A-31 Recovery Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes, may cause a significant drop in the market price of the Company’s securities.

Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

Plan of Operation

During the periods ended June 30, 2014 and 2013, the Company has taken the following steps to implement its business plan:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On July 28, 2014 Seafarer’s Quest, LLC received a 1A-31 Recovery Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance.

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

At June 30, 2014, the Company had a working capital deficit of $1,031,142. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2014.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating expenses from inception through June 30, 2014 are $7,368,760. Since inception, we have incurred $4,769,617 in expenses for various consulting services including executive, management, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $539,404 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $860,273 in professional fees related to legal, auditing and accounting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Summary of Six Months Ended June 30, 2014 Results of Operations

Net losses for the six month period ended June 30, 2014 were $1,043,253 versus $1,161,625 for the six month period ended June 30, 2013, a decrease of 10%. The decrease in net losses in 2014 is largely due to a decrease in consulting and contractor expenses, professional fees and vessel repair and maintenance expenses. During the six month period ended June 30, 2014, consulting and contractor fees were $368,863 compared to $652,815 during the six month period ended June 30, 2013. The 44% decrease in consulting and contractor fees in 2014 was largely a result of significantly less payments of stock based compensation paid to consultants. The Company paid 10,000,000 shares of its restricted common stock in the six month period ended June 30, 2013 pursuant to an agreement to acquire the rights to a historic shipwreck site.  There was no such payment made in 2014. The Company also paid a lower amount of stock based compensation for other services for the six month period in 2014. During the six month period ended June 30, 2014 the Company incurred professional fees related expenses of $75,347 versus $184,744 during the six month period ended June 30, 2013, a decrease of 59%. The 59% decrease in professional fees in 2014 was mostly due to a reduction in stock based compensation paid for legal services and for other consulting services. During the six month period ended June 30, 2014 the Company incurred vessel related expenses of $41,769 versus $82,679 during the six month period ended June 30, 2013. The approximate 50% decrease in vessel expenses in 2014 was due to fewer major repairs made to the Company’s primary salvage vessel. Travel and entertainment expenses increased 27%, from $52,184 for the six month period ended June 30, 2013 to $66,456 for the six month period ended June 30, 2014. The increase in travel and entertainment expenses was generally due to the Company paying for hotel lodging and travel expenses on a regular basis for several of its independent contract divers and operations personnel while they traveled to perform services for the Company as well as increased efforts by management to meet with shareholders and advisors and travel by management and certain consultants to explore opportunities to pursue various projects in the treasure salvage industry. Interest expense for the six month period ended June 30, 2014 was $443,606 versus $157,306 for the six month period ended June 30, 2013. The 285% increase in interest expense in 2014 was due to the fair value measurement of certain convertible notes.

Summary of Three Months Ended June 30, 2014 Results of Operations

The Company’s net loss for the three month period ended June 30, 2014 was $507,512 as compared to a net loss of $743,048 during the three month period ended June 30, 2013. The approximate 32% decrease in the net loss for the three month period ended June 30, 2014 was primarily attributable to a quarter-over-quarter decrease in consulting and contractor expenses, professional fees, and vessel expenses. During the three month period ended June 30, 2014 consulting and contractor fees were $164,936 as compared to $364,579 during the three month period ended June 30, 2013 which represents a decrease of nearly 55%. The decrease in consulting and contractor fees in 2014 was largely a result of a decrease in overall stock based compensation paid for consulting services.  During the three month period ended June 30, 2014, the Company incurred professional fee related expenses of $45,415 versus $149,702 during the three month period ended June 30, 2013, a decrease of 70%. The 70% decrease in professional fees in 2014 was mostly due to no stock based compensation being paid for legal services during the three month period in 2014. Travel and entertainment expenses decreased nearly 13% from $36,646 for the three month period ended June 30, 2013 to $32,023 for the three month period ended June 30, 2014. Travel and entertainment expenses decreased slightly during the three month period in 2014 as the Company attempted to hold costs down for travel, particularly for travel related to its dive operations. During the three month period ended June 30, 2014 the Company incurred vessel related expenses of $22,229 versus $44,308 during the three month period ended June 30, 2013. The approximate 50% decrease in vessel expenses in 2014 was due to there not being as great of a need for extensive repairs and maintenance work done on the Company’s primary salvage vessel in 2014 because there was extensive repair work done on the vessel 2013, however as the vessel is an older ship it continues to require constant maintenance and upkeep that is very expensive.   Interest expense for the three month period ended June 30, 2014 was $220,667 versus $123,596 for the three month period ended June 30, 2013. The approximate 79% increase in interest expense in 2014 was due to the fair value measurement of certain convertible notes.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $599,647 for the six months ended June 30, 2014 and $1,046,481 for the six months ended June 30, 2013. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations - continued

Liquidity and Capital Resources

At June 30, 2014, we had cash in the bank of $76,400.  During the six month period ended June 30, 2014, and the period from inception to June 30, 2014, we incurred net losses of $1,043,253 and $9,066,513, respectively. At June 30, 2014, we had $110,689 in current assets and $1,141,831 in current liabilities, leaving us a working capital deficit of $1,031,142.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three and six month periods ended June 30, 2014. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet all of its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $286,845 for the three month period ended June 30, 2014. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Convertible Notes Payable and Notes Payable, in Default

At June 30, 2014, the Company had convertible notes payable and notes payable with a face value of $805,310 of which $469,800 were in default.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended June 30, 2014 and 2013, and for the period from inception to June 30, 2014, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2014.    Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 4T. Controls and Procedures - continued

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2014.

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

Item 1. Legal Proceedings - continued

In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer. Such shares were cancelled subsequently. Seafarer believes this pattern activity.

In the ongoing litigation in the above case against Micah Eldred and associated persons to protect the interests of the shareholders, the Corporation followed up on its counter-claims against Eldred by the filing of a notice of appeal of the dismissal of such claims, to the Second District Court of Appeal for Florida on May 17, 2014.  On May 29, 2014, the Company was served a secondary lawsuit in Hillsborough County. The lawsuit challenges the creation of the Preferred B Series of Shares and the increase in authorized shares. The lawsuit in the opinion of the Corporation and multiple counsel has no merit since the corporation’s articles of incorporation and Florida statutes allow for the creation of the preferred shares, and thus the increase in authorized shares. The Corporation is defending such lawsuit and seeking dismissal by motion.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2014, the Company issued 3,756,348 restricted common shares of its common stock to various consultants for consulting services including advisory, archeological, operations, and other services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended June 30, 2014, the Company entered into subscription agreements to sell 18,315,000 shares of its restricted common stock to seven investors and receive proceeds of $128,015. The proceeds were used for general corporate purposes, working capital and the repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended June 30, 2014 the holders of four convertible promissory notes with an aggregate face value of $73,500 elected to convert the principal balance of their notes plus accrued interest into 8,119,650 shares of the Company’s common stock and a holder of three separate convertible promissory notes elected to convert accrued interest into 492,500 shares of the Company’s common stock. These amounts include 4,492,150 shares issued to a related party investor for the conversion or partial conversion of the principal and accrued interest of various promissory notes. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

SEAFARER EXPLORATION CORP.

Date: August 14, 2014	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2014	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 14, 2014	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director