Form 10-Q
period 2014-09-30
SEAFARER EXPLORATION CORP
filed 2014-11-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes   ☐ No  ☑

As of November 13, 2014, there were 945,685,887 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2014

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Balance Sheets: September 30, 2014 and December 31, 2013	5

Condensed Statements of Operations: For the three and nine months ended September 30, 2014 and 2013 and the period from inception (February 15, 2007 to September 30, 2013)	6

Condensed Statements of Cash Flows: Nine months ended September 30, 2014 and 2013 and the period from inception (February 15, 2007) to September 30, 2014	7

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T. Controls and Procedures	34

PART II: OTHER INFORMATION	36

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	40

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

Item 1. Financial Statements

   SEAFARER EXPLORATION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
Assets

Current assets:
Cash	$41,350	$578
Prepaid expenses	13,377	26,824
Advances to shareholder	-	3,267
Deposits and other receivables	1,183	1,183
Total current assets	55,910	31,852

Property and equipment, net	104,751	130,239

Investment in common stock	-	1,100
Total assets	$160,661	$163,191

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$176,367	$142,583
Convertible notes payable, net of discounts of $0 and $120,533	90,000	139,457
Convertible notes payable, related parties, net of discounts of $10,791 and $26,889	18,214	24,111
Convertible notes payable, in default	256,305	191,300
Convertible notes payable, in default - related parties	122,500	113,500
Convertible notes payable at fair value	544,820	-
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500
Total current liabilities	1,245,706	648,451

Commitments and contingencies

Stockholders' deficit:
Perferred stock, $0.0001 par valus - 50,000,000 shares authorized; 7 shares issued
and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value - 950,000,000 shares authorized; 927,130,599 and
844,216,349 shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	92,713	84,422
Additional paid-in capital	8,418,479	7,453,578
Accumulated deficit	(9,596,237)	(8,023,260)
Total stockholders' deficit	(1,085,045)	(485,260)
Total liabilities and stockholders' deficit	$160,661	$163,191

See notes to condensed financial statements.

  SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

					February 15,
					2007
					(Inception) to
	Three month ended September 30,		Nine month ended September 30,		September 30,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	199,480	413,802	568,343	1,066,617	4,969,097
Professional fees	43,517	47,398	118,864	232,142	903,790
General and administrative expense	13,134	27,144	34,214	57,147	428,126
Depreciation expense	8,496	8,496	25,488	25,488	227,670
Rent expense	6,418	3,325	15,558	30,389	169,659
Vessel expense	30,428	28,067	72,197	110,746	569,832
Travel and entertainment expense	46,332	29,270	112,788	81,454	435,204
Other operating expenses	-	-	-	-	13,185
Total operating expenses	347,805	557,502	947,452	1,603,983	7,716,563

Income from operations	(347,805)	(557,502)	(947,452)	(1,603,983)	(7,716,563)

Other income (expense):
Interest expense	(180,819)	(67,157)	(624,425)	(224,463)	(1,660,136)
Interest income	-	19,092	-	99,701	243,922
Loss on impairment	(1,100)	-	(1,100)	-	(43,900)
Loss on extinguishment of debt	-	-	-	(38,447)	(419,560)
Total other income (expense)	(181,919)	(48,065)	(625,525)	(163,209)	(1,879,674)

Net loss	$(529,724)	$(605,567)	$(1,572,977)	$(1,767,192)	$(9,596,237)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	919,710,681	811,905,248	890,886,099	779,676,653

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			February 15,
			2007
			(Inception) to
	September 30,	September 30,	September 30,
	2014	2013	2014
Operating activites
Net loss	$(1,572,977)	$(1,767,192)	$(9,596,241)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	25,488	25,488	227,670
Change in allowance for uncollectible note receivable			38,867
Amortization of deferred financing costs	-	-	59,605
Interest (income) expense on fair value adjustment	354,451	(23,556)	992,739
Loss on extinguishment of debt	-	-	381,113
Write-off of uncollectible deposits	-	-	20,000
Accrued interest on note receivable	-	-	(11,705)
Loss on impairment	1,100	-	43,900
Amortization of beneficial confersion feature
of the notes payable	270,640	106,358	270,638
Common stock issued for services	185,799	1,024,491	3,167,196
Common stock issued for legal services		56,928	122,423
Common stock issued for financing fees	-	-	5,000
Decrease (increase) in:
Prepaid expenses	13,447	13,559	(25,623)
Advances from shareholder	-	(2,500)	(1,015)
Deposits and other receivables	-	-	(23,346)
Decrease in advance to shareholder	3,267	-	3,267
Increase (decrease) in:
Accounts payable and accrued expenses	33,782	86,162	268,296
Net cash provided (used) by operating activities	(685,003)	(480,262)	(4,057,214)

Cash flows from investng activities:
Principal payments from notes receivable	-	-	(25,000)
Purchase of common stock	-	-	(34,100)
Propery and equipment purchases	-	-	(325,000)
Net cash provided (used) by investing activities	-	-	(384,100)

Cash flows from financing activities:

Proceeds form the issuance of common stock	329,496	241,343	2,655,383
Proceeds from the issuance convertible notes payable	335,505	169,500	1,401,305
Proceeds from the issuance convertible notes payable, related			-
parties	60,505	55,500	260,507
Proceeds from issuance of notes payable	-	-	286,500
Proceeds from issuance of notes payable, related parties	-	-	8,500
Payment on convertible notes payable	-	(30,000)	(76,000)
Payments on notes payable	-	-	(57,500)
Payments on notes payable, related parties	-	7,500	(1,000)
Proceeds from loans from stockholders	-	-	49,675
Payments on loans from stockholders	-	(7,500)	(44,975)
Net cash provided by financing activities	725,506	436,343	4,482,664

Net increase (decrease) in cash	40,772	(43,919)	41,350

Cash - beginning	578	43,919	-
Cash - ending	$41,350	$-	$41,350

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-	$3,660
Cash paid for income taxes	$-	$-	$-

Due to Organetix, Inc. reclassified to additional paid-in capital	$-	$-	$91,500
Common stock issued in connection with a joint venture	$-	$-	$9,800
Common stock issued to satisfy debt	$7,683	$-	$140,870
Common stock issued to satisfy minimium value guaranteed
stock	$-	$-	$87,667
Convertible debt and accrued interest converted to common stock	$364,932	$143,936	$1,874,532
Common stock issued in exchange for property and equipment	$-	$-	$7,420

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2013, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $9,596,237 since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2014. Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2014 and 2013, and for the period from inception to September 30, 2014, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2014 and 2013.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value in the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Fair value of derivative liability	$-	$-	$544,820	$544,820

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013.    These financial instruments include cash, notes receivable, accounts payable and accrued expenses. The fair value of the Company’s debt instruments is estimated based on current rates that would be available for debt of similar terms, which is not significantly different from its stated value, except for the convertible note payable, at fair value, which has been revalued based on current market rates using Level 3 inputs.

Fixed Assets and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Currently the Company’s only assets are a diving vessel, which was purchased for $325,000 during 2008 and is being depreciated over a 10 year useful life and a generator, which was purchase for $7,450 during 2013 and is being depreciated over a 5 year useful life.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended September 30, 2014 and 2013.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2014, the Company has not implemented an employee stock based compensation plan.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended September 30, 2014 and 2013 are as follows:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013
Net loss attributable to common stockholders	$(529,724)	$(605,567)

Weighted average shares outstanding:
Basic and diluted	919,710,681	811,905,248

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the nine months ended September 30, 2014 and 2013 are as follows:

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Net loss attributable to common stockholders	$(1,572,977)	$(1,767,192)

Weighted average shares outstanding:
Basic and diluted	890,886,099	779,676,653

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK

As of September 30, 2014 the Company was authorized to issue 950,000,000 shares of $0.0001 par value common stock.

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

The Company previously issued seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of September 30, 2014, no shares of preferred stock had been converted into shares of the Company’s common stock.

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

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2014 and December 31, 2013, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $9,596,237 and $8,023,260 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2014 and December 31, 2013. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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

Convertible Notes Payable

The following table reflects the convertible notes payable, other than five notes that have been remeasured to fair value which are discussed later in Note 8, as of September 30, 2014:

Issue	Maturity	September 30,	Interest	Conversion
Date	Date	2014	Rate	Rate
Convertible notes Payable:
October 30, 2013	October 30, 2014	$50,000	6.00%	0.0125

May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
		90,000
Unamortized discounts		-
Balance		$90,000

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible Notes Payable - continued

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
March 11, 2014	September 11, 2014	5,005	6.00%	0.0070
Unamortized discount		-
Balance		$256,305

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
Unamortized discount		-
Balance		$122,500

Convertible notes payable - related party
April 22, 2014	October 22, 2014	$5,005	6.00%	0.0070
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
		29,005
Unamortized discount		(10,791)
Balance		$18,214

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Between January 1, 2014 and September 30, 2014, the Company issued six (6) convertible notes payable totaling $290,500. The notes includes interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The notes and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

The Company has evaluated the terms and conditions of the convertible notes under the guidance of ASC 815 and other applicable guidance. The conversion feature of four of the notes met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The note is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. The calculation of the effective conversion amount did result in a beneficial conversion feature.

The following tables reflect the aggregate allocation on the financing date(s):

Face value of convertible notes payable	$105,510

Beneficial conversion feature	(105,067)

Carrying value	$443

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the three months ended September 30, 2014, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $25,231. The Company recognized interest expense totaling $97,844 during the nine months ended September 30, 2014.

Notes Payable

The following table reflects the notes payable as of September 30, 2014 and December 31, 2013:

Issue Date	Maturity Date	September 30, 2014	December 31, 2013	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$37,500	$37,500

At September 30, 2014 and December 31, 2013, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $79,880 and $59,267, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

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

Convertible Notes at Fair Value

Convertible Note Payable Dated January 16, 2014 at Fair Value

On January 16, 2014, the Company entered into a convertible note payable with a corporation.   The convertible note payable, with a face value of $50,000, bears interest at 6.0% per annum and was due on July 16, 2014. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 50% multiplied by the lowest closing price during the last twenty (20) trading days prior to closing, but not less than $0.002 per share.

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

In connection with the issuance of the convertible note payable, the Company recognized a day-one derivative loss totaling $51,431 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss of $51,431 on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

During the quarter ended September 30, 2014, the note was converted into 8,666,666 shares of common stock.

Convertible Note Payable Dated March 17, 2014 at Fair Value

On March 17, 2014, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $40,000, bears interest at 8.0% per annum and is due on March 17, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 57% multiplied by the lowest closing bid price for the Company’s common stock during the fifteen (15) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible Notes at Fair Value - continued

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $31,321 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $31,321 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Additionally, the holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee,  judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of default the interest rate is increased to 24% per annum.

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

At September 30, 2014, the $40,000 face value convertible note payable was recorded at its fair value of $96,798

Convertible Note Payable Dated April 24, 2014 at Fair Value

On April 24, 2014, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $107,000, bears interest at 12.0% per annum and is due on April 24, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 60% multiplied by the lowest closing bid price for the Company’s common stock during the twenty (20) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $166,771 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $166,771 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

Convertible Notes at Fair Value - continued

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

At September 30, 2014, the $107,000 face value convertible note payable was recorded at its fair value of $243,551.

Convertible Note Payable Dated August 21, 2014 at Fair Value

On August 21, 2014, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $40,000, bears interest at 8.0% per annum and is due on August 21, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 57% multiplied by the lowest closing bid price   for the Company’s common stock during the fifteen (15) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $33,372 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $33,372 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At September 30, 2014, the $40,000 face value convertible note payable was recorded at its fair value of $122,330.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible Notes at Fair Value - continued

Convertible Note Payable Dated September 08, 2014 at Fair Value

On September 08, 2014, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $53,500, bears interest at 12.0% per annum and is due on September 08, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 60% multiplied by the lowest closing bid price  two trading prices for the Company’s common stock during the twenty (20) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $42,080 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $42,080 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At September 30, 2014, the $53,500 face value convertible note payable was recorded at its fair value of $82,141.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible notes payable, at fair value for the three months ended September 30, 2014:

Face value of the convertible notes payable	$240,500
Interest expense to record the convertible notes at
fair value on the date of issuance	242,223
Interest expense to mark to market the convertible notes
on September 30, 2014	62,097
September 30, 2014 fair value	$544,820

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

Florida Division of Historical Resources Agreements/Permits

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site.

On November 2, 2012, the Company received a three year 1A-31 Exploration Permit from the Division of Historical Resources for an area identified off of Lantana Beach, Florida. Under the permit the Company began remote sensing at the site with a cesium vapor magnotemoter and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2 testing was done which confirmed a mid to late 18th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects, the Company is not pursuing Phase 3 at the Lantana site at this time, but review the site at a later date that has not yet been determined.

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

Certain Other Agreements

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

Certain Other Agreements - continued

In April of 2014, the Company entered into agreements with fourteen consultants for providing services related to diving operations and administrative consulting for operations. Under the terms of the agreements the consultants agreed to provide various services related to the Company’s diving operations and administrative consulting.  Under the various agreements with the consultants the Company agreed to issue a total of 3,425,000 share of common stock for the services. The shares owed to the consultants are subject to a six month lock up agreement and may not be sold, contracted to sell or disposed of prior to six months from the effective date of the agreements. If any of the consultants quits or their services are no longer required during the six month period from the effective dates of the agreements, then all of the shares shall be forfeited to the Company.

In July of 2014, the Company entered into a consulting agreement with a corporation under which the consultant agreed to provide various advisory services and corporate communications consulting services as an independent contractor.  The consultant is not providing any legal advice nor acting as an investment advisor is not exclusive. The term of the agreement is for one year and the Company agreed to pay the consultant $4,000 per month while the agreement is in effect and issue the consultant 1,500,000 shares of its restricted common stock. The 1,500,000 shares were issued to the consultant and are included as an expense in consulting and contractor fees in the accompanying income statements.

In July of 2014, the Company entered into a consulting agreement with an individual under which the consultant agreed to provide various corporate communications consulting services as an independent contractor.  The term of the agreement is for one year and the Company agreed to pay the consultant 50,000 shares of its restricted common stock per month. The Company has issued 100,000 shares to the individual for services rendered and the shares are included as an expense in consulting and contractor fees in the accompanying income statements.

In July of 2014, the Company agreed to lease a slip in Cape Canaveral for one of its vessels. The lease is month to month and the Company agreed to pay $354 per month including taxes for use of the slip.

In August of 2014, the Company agreed to lease a slip in Port Canaveral for one of its vessels. The lease is month to month and the Company agreed to pay $922 per month including taxes for use of the slip.

In August of 2014, the Company agreed to rent a vessel from a third party for $150 per day that the vessel is actually used by the Company. A day of usage is defined as any day the boat is put in the water and started, the boat may be used by the Company for up to twelve hours per day. The Company must pay an additional fee of $200 for every two hundred hours that it utilizes the boat. The agreement may be cancelled at any time by either party.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended September 30, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2014, the Company owed the related party limited liability company $9,099 for transfer agency services rendered and for the reimbursement of legal fees. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March of 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for providing ongoing business advisory and strategic planning and consulting services, assistance with financial reporting. IT management, and administrative services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the consultant during the three month period ended September 30, 2014 are included as an expense in consulting and contractor fees in the accompanying income statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

Certain Other Agreements - continued

The Company has an ongoing agreement to pay a limited liability company a monthly fee for archeological and the review of historic shipwreck research consulting services. During the period ended September 30, 2014, the Company paid the consultant 500,000 shares of its restricted common stock. All fees paid to the consultant during the period ended September 30, 2014 are included as an expense in consulting and contractor fees in the accompanying statements of operations.

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

On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorney’s fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.”   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer collected such attorney’s fees through counsel. Such case was remanded to the Circuit Court in Hillsborough County, where Seafarer had the motion to file the Counterclaims and Third Party Claims heard and an Order Granting the filing and service of such claims was made by Circuit Judge Paul Huey on December 13, 2013. Seafarer filed such complaint and served such Counterclaim Defendants and Third Party Defendants during the months of December 2013 and January 2014. Such complaint included claims by Seafarer for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders. Such litigation continues and the Company will continue to fight the release of such shares for sale. It is the position of Seafarer that due to the actions involved with such shares, they are tainted and should be ordered to be cancelled. Seafarer intends to continuously pursue this defense and will assist any shareholders with any claims they may have against the Plaintiffs who hold such shares as to their actions which may have harmed any shareholders who were shareholders at the time of the Plaintiff’s action.

In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer. Such shares were cancelled subsequently. Seafarer believes this pattern activity. Seafarer is currently conducting extensive discovery including depositions in the case. As well, Seafarer has filed a motion for sanctions and dismissal based upon spoliation (destruction) of evidence by the Eldred parties, as well as a motion for sanctions and dismissal based upon fraud on the court which alleges that the Eldred parties attempted to bribe outside parties to make claims against the Company. Such matters are currently ongoing and pending such motions for hearing as made by Seafarer.

In the ongoing litigation in the above case against Micah Eldred and associated persons to protect the interests of the shareholders, the Corporation followed up on its counter-claims against Eldred by the filing of a notice of appeal of the dismissal of such claims, to the Second District Court of Appeal for Florida on May 17, 2014.  On May 29, 2014, the Company was served a secondary lawsuit in Hillsborough County. The lawsuit by challenges the creation of the Preferred B Series of Shares and the increase in authorized shares. The lawsuit in the opinion of the Corporation and multiple counsel has no merit since the corporation’s articles of incorporation and Florida statutes allow for the creation of the preferred shares, and thus the increase in authorized shares. The Corporation is defending such lawsuit and seeking dismissal by motion.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – LEGAL PROCEEDINGS - continued

On September 3, 2014, the Company filed a multi-count complaint against an internet poster, being an individual named Darrell Volentine of California. The complaint also called for an immediate and permanent injunction against Volentine for his internet postings on www.investorshub.com and other locations. After a hearing on such immediate injunction on October 1, 2014, Volentine consented and signed to a consent judgment against him, also agreeing to a permanent injunction. In such consent judgment agreement Volentine agreed that the actual damages due to Seafarer Exploration Corp. were stipulated and agreed to be ten million three hundred sixty thousand dollars ($10,360,000.00) under such stipulated final judgment which was to be entered in this matter. Volentine further agreed that such damage award of $10,360,000.00 shall remain enforceable for a period of seven and one half years which would be 90 months from the entry of such final judgment. In exchange for such judgment, Seafarer agreed that no collection of such judgment would proceed unless the personal assets of Volentine exceeded two million four hundred thousand dollars ($2,400,000.00) during any six month period during such 90 months after entry of such final judgment. When such proposed and completely executed judgment was set before the Court (Judge Martha Cook), Judge Cook found that Mr. Volentine was too unsophisticated to accept such a judgment, and further that she did not find enough evidence to support such a damage award. Seafarer, in response to the rejection of such judgment by the Court, has filed a motion for punitive damages, as well as a motion for sanctions and civil contempt against Mr. Volentine for his posting which did not cease as per the injunction entered. Seafarer, with the Judge interceding against the stipulation for an agreed to judgement now intends to fully pursue Mr. Volentine for actual and punitive damages, including collection of damages from Mr. Volentine if successful at trial.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has won a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is continuing to work with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. Seafarer expects to be the sole holder of such permit and rights under the outcome of the case, with complete removal of all other parties from such rights. Seafarer expects the final award of such rights by the end of 2014.

In the legal action of Seafarer Exploration versus Blue Water Ventures, Inc. and Keith Webb, Sixth Circuit Civil Case No 11-05539-Cl-19 a comprehensive settlement agreement, without any admissions of fault was negotiated and executed in October 2014 by all parties, as to all claims and defenses raised in such action, which Agreement has been accepted by the Court with attendant Order entered otherwise ordering and directing defendants to strictly and timely comply with the same, which agreement by its terms be fully performed by all Defendants on or before April 10, 2015. The Company’s legal counsel for this action has received the first settlement payment in the amount of $7,500 from the Defendants.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 2014:

In July of 2014, the Company entered into a convertible promissory note agreement in the amount of $17,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2015. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share.

On various dates a related party investor converted the principal balances totaling $40,000 plus the accrued interest of two convertible promissory notes into 5,125,000 shares of the Company’s common stock.

In August of 2014, a related party investor converted the accrued interest of $10,000 of a convertible promissory note into 2,500,000 shares of the Company’s common stock.

In September of 2014, the Company’s CEO provided an interest free loan to the Company in the amount of $1,500. The entire loan balance was repaid prior to September 30, 2014 and no interest or fees of any kind were paid to the CEO for providing the loan.

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

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended September 30, 2014 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2014, the Company owed the related party limited liability company $9,099 for transfer agency services rendered and for the reimbursement of legal fees. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March of 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement.

At September 30, 2014 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated July 21, 2014 due to a person related to the Company’s CEO with a face amount of $17,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.008 per share.  The convertible note payable is due on or before January 26, 2014 and is not secured.  The note is currently in default due to non-payment of principal and interest.

NOTE 13 – SUBSEQUENT EVENTS

In October 2014 the Company leased a house in Merritt Island, Florida for use by certain of its independent contract divers and other operations personnel and members of management as a place to stay while working on the Company’s site in Brevard County, Florida and as a location to store some of the Company’s gear and equipment. The total annual rent for the house is $26,400 to be paid in monthly payments of $2,200 each payable on the first calendar day of each month.

On October 27, 2014 the Board of Directors, pursuant to Section 607.0704, Florida Statutes, the Board of Directors, acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 950,000,000 common shares to 1,200,000,000 common shares. Such filing became official with the State of Florida and effective such date.

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

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is difficult and the probability that the Company will locate valuable artifacts or treasure is remote. If the Company is not able to locate artifacts or treasure with significant value then there is a high probability that the Company will fail and all capital invested in or borrowed by the Company will be lost.

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

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value, a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site, there is a risk of theft of such items at sea both before or after the recovery or while the artifacts are in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues, the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

There are a number of additional significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a very speculative and risky business venture with a very high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk with a high probability that all capital invested in and/or borrowed by the Company may be lost.

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

Plan of Operation

During the periods ended September 30, 2014 and 2013, the Company has taken the following steps to implement its business plan:

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

The Juno Beach Shipwreck site is a speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also the possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, strong Gulf Stream currents, deep amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc.

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

Under the permit, the Company began remote sensing at the site with a cesium vapor magnetemoter and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2, testing was done which confirmed a mid to late 18th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects, the Company is not pursuing Phase 3 at the Lantana site at this time, but will review the site at a later date that has not yet been determined.

There is a purported historic shipwreck site in the waters off of Brevard County, Florida that the Company desires to explore. In February 2013, the Company signed an agreement with a third party, who has previously explored this site, for the right to explore the site. On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Recovery Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance.

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

If the Company is not able to perform any exploration or recovery operations, then it may have to suspend or cease its operations. If the Company ceases its previously stated efforts, there are currently no plans to pursue other business opportunities.

Limited Operating History

The Company has not currently generated any revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

At September 30, 2014, the Company had a working capital deficit of $1,189,794. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2014.

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

Results of Operations

Since February 15, 2007, our inception, we have generated no revenues.  Our operating expenses from inception through September 30, 2014 were $7,716,565. Since inception, we have incurred $4,969,097 in expenses for various consulting services including, but not limited to, advisory, executive, management, strategic planning, business consulting, financial, accounting, operations, archeological, administrative, corporate communications, diving, etc. Since inception, we have incurred $569,832 in vessel expenses related to repair, maintenance and operation of its main salvage vessel and other vessels used in its operations.  Since inception, we have also incurred $903,790 in professional fees.

Summary of Nine Months Ended September 30, 2014 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2014 was $1,572,977 as compared to a net loss of $1,767,192 during the nine month period ended September 30, 2013. The 11% decrease in the net loss for the nine month period ended September 30, 2014 was primarily attributable to a decrease in consulting and independent contractor expenses, a decrease in professional fees paid, and a decrease in vessel related expenses. During the nine month period ended September 30, 2014, the Company incurred consulting related expenses of $568,343 versus $1,066,617 during the nine month period ended September 30, 2013, a decrease of 47%. The 47% decrease in consulting related expenses was due to a decrease in stock based compensation paid to consultants and independent contractors for services as well as during the nine month period ended September 30, 2013 the Company had made a one-time stock issuance of 10,0000,000 shares to a company for the rights to explore a potential shipwreck site. During the nine month period ended September 30, 2014, the Company incurred professional fees of $118,864 as compared to $232,142 during the nine month period ended September 30, 2013, a decrease of 49%. The primary reason for the decrease in professional fees during the first nine months of 2014 is that the Company paid less stock based compensation in relation to an ongoing lawsuit and for other general legal matters and the payment of stock based compensation for accounting services in 2013. During the nine month period ended September 30, 2014, the Company incurred vessel related expenses of $72,197 versus $110,746 during the nine month period ended September 30, 2013, a decrease of 35%. The 35% decrease in vessel expenses was due to the Company having done extensive repair and maintenance work done on its main salvage vessel in prior years and having less maintenance issues so far in 2014. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel the Company anticipates that it will continue to require repairs and in some cases major unforeseen repairs During the nine month period ended September 30, 2014 the Company incurred travel and entertainment expenses of $112,788 versus $81,454 during the nine month period ended September 30, 2013, an increase of 38%. Travel and entertainment expense increased due to international travel by management and an archeological consultant for research purposes and the payments and reimbursement of travel and lodging expenses for certain independent contractors involved in the Company’s operations while they were working on site.  During the nine month period ended September 30, 2014, the Company general and administrative expenses were $34,214 as compared to $57,147 during the nine month period ended September 30, 2013, an increase of 40%.  Interest expense for the nine month period ended September 30, 2014 was $624,425 versus $224,463 during the nine month period ended September 30, 2013, an increase of 178%. The increase in interest expense in 2014 was due to the impact of fair value measurement adjustments on several convertible promissory notes.

Summary of Three Months Ended September 30, 2014 Results of Operations

The Company’s net loss for the three month period ended September 30, 2014 was $529,724 as compared to a net loss of $605,567 during the three month period ended September 30, 2013. The 13% decrease in the net loss for the three month period ended September 30, 2014, as compared to the three month period ended September 30, 2013, was primarily due to a decrease in stock based compensation paid to consultants and independent contractors, a decrease in general and administrative expenses, and a decrease in professional fees paid during the period.  During the three month period ended September 30, 2014, the Company incurred consulting and independent contractor related expenses of $199,480 versus $413,802 during the three month period ended September 30, 2013, a decrease of 52%. The 52% decrease in consulting and independent contractor related expenses was due to a decrease in stock based compensation paid to consultants and independent contractors. During the three month period ended September 30, 2014, the Company incurred professional fees of $43,517 as compared to $47,398 during the three month period ended September 30, 2013, a decrease of 8%. During the three month period ended September 30, 2014, the Company incurred travel and entertainment expenses of $46,322 versus $29,270 during the three month period ended September 12, 2013, an increase of 58%. Travel and entertainment expense increased primarily due to the payment of travel and lodging expenses for independent contractors involved in the Company’s operations while they were working on site and increased travel, including international travel by management and a consulting archeologist to conduct research and meetings regarding various historic shipwrecks and related issues.  During the three month period ended September 30, 2014, the Company’s general and administrative expenses were $13,134 as compared to $27,144 during the three month period ended September 30, 2013, a decrease of 52%. During the three month period ended September 30, 2014, the Company incurred vessel related expenses of $30,428 versus $28,067 during the three month period ended September 30, 2013, anm increase of 8%. The 8% increase in vessel expenses was mostly due to seasonal isues as the Company uses its main salvage vessel extensively in the summer months as opposed to the rest of the year and also due to the Company renting two other vessels to work on its site off of Brevard County, Florida. Interest expense for the three month period ended September 30, 2014 was $180,819 versus $67,157 during the three month period ended September 30, 2013, an increase of 169%. The increase in interest expense in 2014 was due to the impact of fair value measurement adjustments on several convertible promissory notes.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $947,452 for the nine months ended September 30, 2014 and $1,603,983 for the nine months ended September 30, 2013. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Liquidity and Capital Resources

At September 30, 2014, we had cash in the bank of $41,350.  During the nine month period ended September 30, 2014, and the period from inception to September 30, 2014, we incurred net losses of $1,572,977 and $9,596,239, respectively. At September 30, 2014, we had $55,910 in current assets and $1,245,704 in current liabilities, leaving us a working capital deficit of $1,189,794.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three and nine month periods ended September 30, 2014. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet all of its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Convertible Notes Payable and Notes Payable, in Default

At September 30, 2014, the Company had convertible notes payable and notes payable with a face value of $775,810 of which $411,300 were in default.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended September 30, 2014 and 2013, and for the period from inception to September 30, 2014, contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2014.    Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 4T. Controls and Procedures - continued

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of September 30, 2014 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2014.

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

On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorney’s fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.”   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer collected such attorney’s fees through counsel. Such case was remanded to the Circuit Court in Hillsborough County, where Seafarer had the motion to file the Counterclaims and Third Party Claims heard and an Order Granting the filing and service of such claims was made by Circuit Judge Paul Huey on December 13, 2013. Seafarer filed such complaint and served such Counterclaim Defendants and Third Party Defendants during the months of December 2013 and January 2014. Such complaint included claims by Seafarer for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders. Such litigation continues and the Company will continue to fight the release of such shares for sale. It is the position of Seafarer that due to the actions involved with such shares, they are tainted and should be ordered to be cancelled. Seafarer intends to continuously pursue this defense and will assist any shareholders with any claims they may have against the Plaintiffs who hold such shares as to their actions which may have harmed any shareholders who were shareholders at the time of the Plaintiff’s action.

In early October 2013, counsel for Seafarer was contacted by counsel representing the listed Plaintiff, CADEF: The Childhood Autism Foundation (CADEF), as to their being named in the lawsuit as Plaintiffs in the State Court action and the litigation being done in their name. Pursuant to those discussions, on November 5, 2013, Seafarer, Kyle Kennedy (individually), Cleartrust LLC and CADEF entered into a Settlement Agreement and Release from Litigation. CADEF agreed to surrender all rights to the 1,000,000 shares in its name, as well as causing dismissal of any such claims against the Seafarer, Kennedy and Cleartrust that had been brought in their name in the lawsuit. Specifically, CADEF agreed: “CADEF agrees that the following matters of fact exist based upon the knowledge of its Board of Directors and Principals: A) The Board of Directors of CADEF had no knowledge of the share certificate ever being issued for its benefit or the existence of such share certificate until recently in the month of October 2013 when such shares were sent to them. B) The Board of Directors of CADEF never authorized the filing of the lawsuit cited above or to be a party to such. C) Because of the above in B) CADEF’s Board of Directors was never advised of any settlement offer being made by the Defendants nor of the mediation held on September 11, 2013. On approximately October 30, 2013 CADEF delivered such 1,000,000 shares to counsel for Seafarer. Such shares were cancelled subsequently. Seafarer believes this pattern activity. Seafarer is currently conducting extensive discovery including depositions in the case. As well, Seafarer has filed a motion for sanctions and dismissal based upon spoliation (destruction) of evidence by the Eldred parties, as well as a motion for sanctions and dismissal based upon fraud on the court which alleges that the Eldred parties attempted to bribe outside parties to make claims against the Company. Such matters are currently ongoing and pending such motions for hearing as made by Seafarer.

Item 1. Legal Proceedings - continued

In the ongoing litigation in the above case against Micah Eldred and associated persons to protect the interests of the shareholders, the Corporation followed up on its counter-claims against Eldred by the filing of a notice of appeal of the dismissal of such claims, to the Second District Court of Appeal for Florida on May 17, 2014.  On May 29, 2014, the Company was served a secondary lawsuit in Hillsborough County. The lawsuit by challenges the creation of the Preferred B Series of Shares and the increase in authorized shares. The lawsuit in the opinion of the Corporation and multiple counsel has no merit since the corporation’s articles of incorporation and Florida statutes allow for the creation of the preferred shares, and thus the increase in authorized shares. The Corporation is defending such lawsuit and seeking dismissal by motion.

On September 3, 2014, the Company filed a multi-count complaint against an internet poster, being an individual named Darrell Volentine of California. The complaint also called for an immediate and permanent injunction against Volentine for his internet postings on www.investorshub.com and other locations. After a hearing on such immediate injunction on October 1, 2014, Volentine consented and signed to a consent judgment against him, also agreeing to a permanent injunction. In such consent judgment agreement Volentine agreed that the actual damages due to Seafarer Exploration Corp. were stipulated and agreed to be ten million three hundred sixty thousand dollars ($10,360,000.00) under such stipulated final judgment which was to be entered in this matter. Volentine further agreed that such damage award of $10,360,000.00 shall remain enforceable for a period of seven and one half years which would be 90 months from the entry of such final judgment. In exchange for such judgment, Seafarer agreed that no collection of such judgment would proceed unless the personal assets of Volentine exceeded two million four hundred thousand dollars ($2,400,000.00) during any six month period during such 90 months after entry of such final judgment. When such proposed and completely executed judgment was set before the Court (Judge Martha Cook), Judge Cook found that Mr. Volentine was too unsophisticated to accept such a judgment, and further that she did not find enough evidence to support such a damage award. Seafarer, in response to the rejection of such judgment by the Court, has filed a motion for punitive damages, as well as a motion for sanctions and civil contempt against Mr. Volentine for his posting which did not cease as per the injunction entered. Seafarer, with the Judge interceding against the stipulation for an agreed to judgement now intends to fully pursue Mr. Volentine for actual and punitive damages, including collection of damages from Mr. Volentine if successful at trial.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has won a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is continuing to work with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. Seafarer expects to be the sole holder of such permit and rights under the outcome of the case, with complete removal of all other parties from such rights. Seafarer expects the final award of such rights by the end of 2014.

In the legal action of Seafarer Exploration versus Blue Water Ventures, Inc. and Keith Webb, Sixth Circuit Civil Case No 11-05539-Cl-19 a comprehensive settlement agreement, without any admissions of fault was negotiated and executed in October 2014 by all parties, as to all claims and defenses raised in such action, which Agreement has been accepted by the Court with attendant Order entered otherwise ordering and directing defendants to strictly and timely comply with the same, which agreement by its terms be fully performed by all Defendants on or before April 10, 2015. The Company’s legal counsel for this action has received the first settlement payment in the amount of $7,500 from the Defendants.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2014, the Company issued 2,100,000 restricted common shares of its common stock to various consultants for consulting services including advisory, archeological, public relations, and other services. From time to time in the regular course of its business the Company issues shares of its restricted common stock to consultants and other parties for a variety of services rendered including, but not limited to, legal, financial, accounting, administrative, archeological, executive, corporate communications, operations, diving, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2014, the Company entered into subscription agreements to sell 12,877,500 shares of its restricted common stock to seven investors and receive proceeds of $96,500. The proceeds were used for general corporate purposes, working capital and the payment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended September 30, 2014 the holders of five convertible promissory notes with an aggregate face value of $140,000 elected to convert the principal balance of their notes plus accrued interest into 22,966,666 shares of the Company’s common stock and a holder of a separate convertible promissory note elected to convert accrued interest of $10,000 into 2,500,000 shares of the Company’s common stock. These amounts include 7,625,000 shares issued to a related party investor for the conversion or partial conversion of the principal and accrued interest of various promissory notes. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: November 14, 2014	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2014	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 14, 2014	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director