Form 10-K
period 2014-12-31
SEAFARER EXPLORATION CORP
filed 2015-03-31
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2014

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $17,460,659 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2015 the Registrant had 1,041,796,090 outstanding shares of its common stock, $0.0001 par value.

SEAFARER EXPLORATION CORP.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements".  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seafarer Exploration Corp., a company organized under the laws of Florida, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to continue as a going concern; general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

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

Change of Control

In June of 2008, Organetix entered into a Share Exchange Agreement with Seafarer Exploration, Inc. (“Seafarer Inc.”), a private company formed under the laws of Florida, and the shareholders of Seafarer, Inc. pursuant to which Organetix agreed to acquire all of the outstanding shares of common stock of Seafarer, Inc. from its shareholders. As consideration for the acquisition of the 18,905,083 shares of Seafarer, Inc., Organetix agreed to issue an aggregate of 131,243,235 shares of Common stock, $0.0001 par value to the Seafarer, Inc. shareholders. Following this transaction, the shareholders of Seafarer, Inc. controlled the majority of the Organetix common stock and Seafarer, Inc.’s management assumed operational and management control of Organetix. As a result, this reverse merger transaction was treated retroactively as a recapitalization with Seafarer, Inc. being treated as the acquirer for accounting purposes.

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

Item 1. Business, continued

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2015. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks and to actively search for, explore, and recover historic shipwrecks. This type of business venture is extremely speculative in nature and there is a tremendous amount of risk that any capital invested in and/or borrowed by the Company could be lost.

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

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult and the probability that the Company will locate valuable artifacts or treasure is extremely remote. If the Company is not able to locate artifacts or treasure with significant value then there is high probability that the Company will face adverse consequences.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur, and already have occurred, that adversely affect the Company’s operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

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

Even if the Company is able to obtain permits for shipwreck projects there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. The Company does research on its’ targeted sites, but that research may not prove out. In the event that valuable artifacts are located and recovered it is possible that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site there is a risk of theft of such items at sea both before or after the recovery or while the artifacts are in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a  speculative and risky business venture with a  high degree of risk that the Company may fail.  There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company.

As such, an investment in Seafarer is extremely speculative and of exceptionally high risk with a very high probability that all capital invested in and/or borrowed by the Company may be lost.

Item 1. Business, continued

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

 Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have any steady cash flow to rely on to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in the Company or borrowed by the Company could be lost.

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $1,164,744 for the year ended December 31, 2014 and $1,879,438 for the year ended December 31, 2013. The Company believes that it will continue to generate losses from its operations for the foreseeable future and it may not be able to generate a profit in the long-term, or ever.

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

Item 1. Business, continued

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

Historic Shipwreck Exploration and Recovery in Florida

The full time diving season for historic shipwreck exploration and recovery in Florida waters is generally considered to be the summer months, from approximately the middle of May through Labor Day, although good weather conditions may allow operations to extend into the fall and winter months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions may hamper year round historical shipwreck exploration and recovery efforts in Florida waters.

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

Juno Beach Shipwreck Site

The Company has previously performed exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes that it is possible that the Juno Beach shipwreck site may potentially contain remnants of a sunken Spanish ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood  and scattered pieces of a sunken ship have been located to date, no main shipwreck body has been located.

It is also possible that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are no artifacts of significant value located on the Juno Beach shipwreck site.  The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is remote. Currently the permit with the Florida Bureau of Archaeological Research (“FBAR”) is being renewed in the name of Seafarer Exploration Corp under a judge’s order.

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

Additionally, there is a very large amount of sand covering portions of the Juno Beach Shipwreck site and in the highly unlikely scenario that there are valuable artifacts located on the site it may be extremely challenging  to recover them due to the degree of difficulty in being able to dig deep enough under the sand to access them. There is a possibility that the Company will never recover any artifacts or cargo of any significant value from the Juno Beach Shipwreck site.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed against Tulco for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 through April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Although there are no guarantees that a new, updated permit will be issued, Seafarer is now working with the State of Florida for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to the Company, erasing all rights of Tulco Resources.

Item 1. Business, continued

The Company has performed limited, minimal exploration and salvage activities at the Juno Beach site in 2014. It is possible that in the future, the Company will only be able to periodically explore and salvage the Juno Beach site due to vessel repairs and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

The Juno Beach Shipwreck site is an extremely speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc. The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is very unlikely, however the possibility exists.

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship have been located to date; no main shipwreck body has been located. It is also possible that a ship began to break up on the site but the main body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are no artifacts of significant value located on the Juno Beach shipwreck site.

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

Item 1. Business, continued

In 2014 the Company performed various exploration and recovery operations at this site, including leasing two vessels to work with alongside its main salvage vessel. The Company was hampered from performing extensive operations on the site by poor weather conditions during the fall/winter months in 2014 and so far in 2015. The Company plans to begin extensive operations on the site as soon as the weather permits in 2015.

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

Certain Agreements

On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward the permitting have been taken for such site and the Company and partnership are awaiting the review of such permit request by the State of Florida.  As of December 31, 2014, the partnership has had no operations.

Florida Division of Historical Resources Agreements/Permits

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently the permit with the FBAR is being renewed in the name of Seafarer Exploration Corp. under a judge’s order. The permit had not been issued as of the filing of this report.

On November 2, 2012, the Company received a three year 1A-31 Exploration Permit from the Division of Historical Resources for an area identified off of Lantana Beach, Florida. Under the permit the Company began remote sensing at the site with a cesium vapor magnotemoter and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2 testing was done which confirmed a mid to late 18 th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects the Company is not pursuing Phase 3 at the Lantana site at this time but review the site at a later date that has not yet been determined.

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

Item 2. Properties.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on July 1, 2013 for its current location. Under the terms of the amended lease agreement, the lease term has been extended to June 30, 2015, with a base monthly rent of $1,235 from July 1, 2014 through June 30, 2015. There may be additional monthly charges for pro-rated maintenance, late fees, etc. As of December 31, 2014, future minimum rental payments required under this non-cancelable operating lease was $7,407, all of which is due during 2015.

The Company has an operating lease for a house located in Merritt Island, Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers and other personnel involved in its exploration and recovery operations. The term of the lease agreement commenced on October 1, 2014 and expires on September 30, 2015.   As of December 31, 2014, future minimum rental payments required under this non-cancelable lease was $19,800, all of which is due during 2015.

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

Item 3. Legal Proceedings, continued

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

During the fall of 2014, the Company through counsel, conducted a number of depositions in the matter, including Micah Eldred and other parties. As well the Company filed three motions against the Defendants. Included in these motions were a motion to dismiss for fraudulent conduct in the naming of a party as a plaintiff which had no knowledge of the lawsuit, and failure to related settlement offers to the Plaintiffs. The second motion was for sanctions for intentional destruction of documentary evidence related to such shares. As to the second motion, the Court entered an order granting the motion for sanctions, finding that the Defendants had intentionally destroyed evidence, but the Court abated determining the sanctions until a later date. The third motion was to dismiss for fraudulent conduct, wherein the Plaintiffs allege that the Defendant, Eldred had made illicit offers to elicit false testimony. Both of the motions for sanctions are currently pending before the Court. As well in the first week of January 2015, the Defendants filed two simultaneous motions for summary judgment for dismissal of all counts in the case. That motion for summary judgment is currently pending before the Court.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources.

The Company currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming Keith Webb Individually and Blue Water Ventures of Key West Inc. as party Defendants. There is a signed Settlement Stipulation in place however and an Order of Court entered acknowledging the same, otherwise ordering and directing the party Defendants to timely comply with the same and at this time the agreement is current and otherwise in compliance. There are currently no counterclaims or adverse liabilities of record in the above case.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the Pink Sheets under the symbol “SFRX”, as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market and the sale of restricted securities by management or others may significantly depress the market price of the Company’s shares.

There is currently a limited trading market for our securities on the Pink Sheets. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

During the year ended December 31, 2014 the Company’s share price traded below $0.01 for more than 30 days and as a result is now quoted on the Pink Sheets. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0040 and $0.0245 for the year ended December 31, 2014, and $0.0047 and $0.0440 for the year ended December 31, 2013. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue.

The range of high and low bid prices for our common stock during each quarter for 2013 and 2014 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2013	0.0400	0.0047
June 30, 2013	0.0440	0.0151
September 30, 2013	0.0400	0.0146
December 31, 2013	0.0245	0.0138
March 31, 2014	0.0190	0.0111
June 30, 2014	0.0200	0.0126
September 30, 2014	0.0245	0.0105
December 31, 2014	0.0155	0.0040

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

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at March 23, 2015 was 1,758 shareholders holding 343,730,919 restricted shares in certificated securities and 698,065,171 non restricted shares.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 201 Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2014 and 2013.   It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

Recent Sales of Unregistered Securities

During the three month period ended December 31, 2014, the Company issued 336,000 of its restricted shares of its common stock to various consultants. These shares were issued for legal, executive, operations, financial and administrative consulting services. During the year ended December 31, 2014, the Company issued 12,998,141 of its restricted shares of its common stock to various consultants. These shares were issued for archeological, business advisory, legal, executive, operations, corporate and financial, corporate communications, administrative consulting services. During the year ended December 31, 2014 a related party vendor agreed to convert a portion of its debt, $7,683 into 768,293 shares of the Company’s common stock   The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and such securities were issued for services rendered to sophisticated and/or accredited investors.

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014. On various dates during the three month period ended December 31, 2014, the Company entered into subscription agreements to sell 20,725,000 shares of its restricted common stock to five investors and receive proceeds of $69,120. The proceeds were used for general corporate purposes, working capital and the payment of debt. During the year ended December 31, 2014 the Company entered into subscription agreements to sell 67,420,357 shares of its restricted common stock  and received proceeds of $398,616. The proceeds were used for general corporate purposes, working capital and the payment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended December 31, 2014 the holders of two convertible promissory notes with an aggregate face value of $47,092 elected to convert the principal balance of their notes plus accrued interest into 11,917,754 shares of the Company’s common stock and the holder of a convertible note with an original face value of $107,000 elected to convert $35,000 of the principal balance of the note into 9,956,709 shares of the Company’s common stock. These amounts include 736,450 shares issued to a related party investor. During the year ended December 31, 2014 the holders of various convertible promissory notes with an aggregate face value of $249,773 elected to convert the principal balance of their notes plus accrued interest of into 61,721,283 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

 Repurchase of Securities

During the years ended December 31, 2014 and 2013, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Even if the Company is able to obtain permits for shipwreck projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

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

Accordingly, an investment in our securities is highly speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making an investment in securities.

Plan of Operation

During the years ended December 31, 2014 and 2013, the Company has taken the following steps to implement its business plan:

•
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of exploring, salvaging and recovering historic shipwrecks. The Company has also performed some exploration and recovery activities.

•	Spent considerable time researching potential shipwrecks, including obtaining information from foreign archives.

•	Although the Company has not generated revenues to date our development activities continue to evolve.

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

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit authorized Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco for breach of contract, equitable relief and injunctive relief. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Although there are no guarantees that a new, updated permit will be issued, Seafarer is now working with the State of Florida for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to the Company, erasing all rights of Tulco Resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Recovery Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. The Company has been primarily focusing its operations on this site when the weather permts. In addition to the Company’s main salvage vessel, the Company is utilizing two additional rented vessels in order to perform search and recovery operations at this site.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

At December 31, 2014, the Company had a working capital deficit of $1,437,634. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2015.

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

Results of Operations

The Company’s net loss for the year ended December 31, 2014 was $2,151,361 as compared to a net loss of $2,174,354 for the year ended December 31, 2013, a decrease of roughly 1.06% on a year-over-year basis. The decrease in the net loss for the year ended December 31, 2014 was primarily attributable to a decrease in consulting and independent contractor expenses, a decrease in professional fees, and a decrease in vessel related expenses while there was also a significant increase in interest expenses due to the impact of fair value measurement adjustments on several convertible promissory notes. The Company incurred consulting and contractor expenses of $661,899 during the year ended December 31, 2014 versus $1,219,602 for the year ended December 31, 2013. The 46% decrease in consulting related expenses was due to a decrease in stock based compensation paid to consultants and independent contractors for services as well as during the year ended December 31, 2013 the Company made a one-time stock issuance of 10,0000,000 shares to a company for the rights to explore a potential shipwreck site. No such payment was made in 2014. For the year ended December 31, 2014, the Company incurred professional fees of $128,344 as compared to $296,668 for the year ended December 31, 2013. The primary reason for the approximate 57% decrease in professional fees during the year ended December 31, 2014 is that the Company paid less stock based compensation in relation to an ongoing lawsuit and for other general legal matters and the payment of significantly higher levels of stock based compensation for accounting services in 2013. The Company incurred vessel related expenses of $89,631 during the year ended December 31, 2014 versus $126,472 during the year ended December 31, 2013, a decrease of approximately 29%. The 29% decrease in vessel expense was due to the Company having completed extensive repair and maintenance work on its main salvage vessel in prior years and having fewer serious maintenance issues during 2014. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel, the Company anticipates that it will continue to require repairs and in some cases major unforeseen repairs. The Company incurred travel and entertainment expenses of $142,792 during the year ended December 31, 2014 as compared to $105,040 during the year ended December 31, 2013, an increase of approximately 36% in 2014. Travel and entertainment expense increased due to international travel by management and an archeological consultant for research purposes and the payments and reimbursement of travel and lodging expenses for certain independent contractors involved in the Company’s operations while they were working on site.  General and administrative expenses increased from $64,258 in the year ended December 31, 2013 to $78,345 in the year ended December 31, 2014, an increase of approximately 22%. The approximate 235% increase in total other expenses was largely due to a significant increase in interest expenses from the impact of the fair value measurement adjustments on several convertible promissory notes, as well as a legal settlement  during the year ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2014, we had $12,424 cash in the bank.   During the year ended December 31, 2014 and the year ended December 31, 2013, we incurred net losses of $2,151,361 and $2,174,354, respectively. At December 31, 2014, we had $61,598 in current assets and $1,499,232 in current liabilities, leaving us a working capital deficit of $1,437,634.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2014. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

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

If we are unable to secure additional financing, our business may fail and our stock price will likely be materially adversely affected.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2014 and 2013 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended December 31, 2014 and 2013, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2014, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $1,164,744 for the year ended December 31, 2014 and $1,879,438 for the year ended December 31, 2013. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Convertible Notes Payable and Notes Payable, in Default

At December 31, 2014, the Company had convertible notes payable, and notes payable with a face value of $812,800 of which $508,300 were in default.

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

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. As such when these notes are converted into equity there is typically a highly dilutive effect on current shareholders and very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock. Furthermore, management intends to have discussions or has already had discussions with several of the promissory note holders who do not currently have convertible notes regarding converting their notes into equity. Any such amended agreements to convert promissory notes into equity would more than likely have a highly dilutive effect on current shareholders and there is a very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock. Some of these note holders have already amended their notes and converted the notes into equity. Based on conversations with other note holders, the Company believes that additional note holders will amend their notes to contain a convertibility clause and eventually convert the notes into equity.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s financial statements for the years ended December 31, 2014 and 2013 contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is.  Management does not believe that the Company has made any such changes in accounting estimates.

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements.

SEAFARER EXPLORATION CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Seafarer Exploration Corporation

We have audited the accompanying balance sheets of Seafarer Exploration Corporation as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Seafarer Exploration Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and negative cash flows since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion on the financial statements is not modified with respect to this matter.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida March 31, 2015

SEAFARER EXPLORATION CORP.
BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
Assets

Current assets:
Cash	$12,424	$578
Prepaid expenses	29,991	26,824
Settlement receivable	18,000	-
Advances to shareholder	-	3,267
Deposits and other receivables	1,183	1,183
Total current assets	61,598	31,852

Property and equipment, net	96,255	130,239

Investment in common stock	-	1,100
Total assets	$157,853	$163,191

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$191,967	$142,583
Convertible notes payable, net of discounts of $14,148 and $120,533	10,852	139,457
Convertible notes payable, related parties, net of discounts of $15,064 and $26,889	22,936	24,111
Convertible notes payable, in default	341,300	191,300
Convertible notes payable, in default - related parties	129,500	113,500
Convertible notes payable, at fair value	761,677	-
Shareholder loan	3,500	-
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500
Total current liabilities	1,499,232	648,451

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2014 and 2013	-	-
Series B - 60 shares issued and outstanding at December 31, 2014 and -0- issued
and outstanding at December 31, 2013	-	-
Common stock, $0.0001 par value - 1,200,000,000 shares authorized; 986,356,130 and
844,216,349 shares issued and outstanding at December 31, 2014 and 2013	98,636	84,422
Additional paid-in capital	8,734,606	7,453,578
Accumulated deficit	(10,174,621)	(8,023,260)
Total stockholders' deficit	(1,341,379)	(485,260)
Total liabilities and stockholders' deficit	$157,853	$163,191

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	661,899	1,219,602
Professional fees	128,344	296,668
General and administrative expense	78,345	64,258
Depreciation expense	33,984	33,984
Rent expense	29,749	33,414
Vessel expense	89,631	126,472
Travel and entertainment expense	142,792	105,040
Total operating expenses	1,164,744	1,879,438

Income (loss) from operations	(1,164,744)	(1,879,438)

Other income (expense):
Interest expense	(1,015,517)	(356,170)
Legal Settlement	30,000	-
Interest income	-	99,701
Impairment loss	(1,100)	-
Loss on extinguishment of debt	-	(38,447)
Total other income (expense)	(986,617)	(294,916)

Net loss	$(2,151,361)	$(2,174,354)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	904,898,653	806,432,658

See accompanying notes to the financial statements.

SEAFARER EXPLPLORATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock value	Capital	Deficit	Total
Balance, December 31, 2012	739,313,459	$73,931	$5,356,866	$(5,848,906)	$(418,109)

Common stock issued for services	47,714,330	4,772	1,142,767	-	1,147,539

Common stock issued on conversion of notes payable and
stockholder loans	30,893,929	3,090	268,262	-	271,352

Common stock issued for subscription agreements	26,580,335	2,658	275,685	-	278,343

Common stock issued to extinguish outstanding invoices	1,964,296	196	56,733	-	56,929

Beneficial conversion feature arising from convertible note
financing	-	-	353,040	-	353,040

Cancellation of common shares	(2,250,000)	(225)	225	-	-

Net loss	-	-	-	(2,174,354)	(2,174,354)
Balance, December 31, 2013	844,216,349	84,422	7,453,578	(8,023,260)	(485,260)

Common stock issued for services	12,998,141	1,300	193,935	-	195,235

Common stock issued on conversion of notes payable and
stockholder loans	61,721,283	6,172	544,152	-	550,324

Common stock issued for subscription agreements	67,420,357	6,742	391,874	-	398,616

Beneficial conversion feature arising from convertible note
financing	-	-	151,067	-	151,067

Net loss	-	-	-	(2,151,361)	(2,151,361)
Balance, December 31, 2014	986,356,130	$98,636	$8,734,606	$(10,174,621)	$(1,341,379)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Operating activities
Net loss	$(2,151,361)	$(2,174,354)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities
Depreciation	33,984	33,984
Amortization of debt discount and interest expense on
beneficial conversion feature of convertible notes	269,277	185,715
Interest (income) expense on fair value adjustment	717,006	-
Common stock issued for services	195,235	1,204,468
Impairment of assets	1,100	-
Decrease (increase) in:
Settlement receivable	(18,000)	-
Prepaid expenses	(3,167)	9,190
Advances from shareholder	3,267	-
Increase (decrease) in:
Accounts payable and accrued expenses	49,384	2,313
Net cash provided (used) by operating activities	(903,275)	(738,684)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	398,616	278,343
Proceeds from the issuance convertible notes payable	456,505	303,000
Proceeds from the issuance convertible notes payable, related
parties	81,505	144,000
Payment on convertible notes payable	(25,005)	(30,000)
Proceeds from loans from stockholders	5,500	8,750
Payments on loans from stockholders	(2,000)	(8,750)
Net cash provided by financing activities	915,121	695,343

Net increase (decrease) in cash	11,846	(43,341)

Cash - beginning of year	578	43,919
Cash - ending of year	$12,424	$578

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$5,000	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy outstanding invoices	$-	$56,929
Convertible debt converted and accrued interest to common
stock	$550,324	$271,352

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2015. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2014 and 2013.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there because outstanding common stock equivalents would have been anti-dilutive, as of December 31, 2014 and 2013.

Components of loss per share for the respective years are as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Net loss attributable to common shareholders	$(2,151,361)	$(2,174,354)

Weighted average shares outstanding:
Basic and diluted	904,898,653	806,432,658

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

●	Level 1 – Valuation based on unadjusted quoted market prices in active markets for identical assets or liabilities.

●
Level 2 – Valuation based on, observable inputs (other than level one prices), quoted market prices for similar assets such as at the measurement date; quoted prices in the market that are not active; or other inputs that are observable, either directly or indirectly.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables,  accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at December 31:

	2014	2013
Diving vessel	$325,000	$325,000
Generator	7,420	7,420
Less accumulated depreciation	(236,165)	(202,181)
	$96,255	$130,239

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $33,984.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company has determined there has been no impairment in the carrying value of its long-lived assets at December 31, 2014 and 2013, respectively.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended December 31, 2014 and 2013, the Company did not report any revenues.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2014 and 2013, all of the Company’s convertible notes payable were classified as conventional instruments.

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

NOTE 4 – CAPITAL STOCK

As of December 31, 2014 the Company was authorized to issue 1,200,000,000 shares of $0.0001 par value common stock.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At December 31, 2014 the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of December 31, 2014 and 2013, no shares of preferred stock had been converted into shares of the Company’s common stock.

Series B Preferred Stock

On February 10, 2014, the Board of Directors of the Company under the authority granted under Article V of the Articles of Incorporation, defined and created a new preferred series of shares from the 50,000,000 authorized preferred shares. Pursuant to Article V, the Board of Directors has the power to designate such shares and all powers and matters concerning such shares. Such share class shall be designated Preferred Class B. The preferred class was created for 60 Preferred Class B shares. Such shares each have a voting power equal to one percent of the outstanding shares issued (totaling 60%) at the time of any vote action as necessary for share votes under Florida law, with or without a shareholder meeting.  Such shares are non-convertible to common stock of the Company and are not considered as convertible under any accounting measure. Such shares shall only be held by the Board of Directors as a Corporate body, and shall not be placed into any individual name. Such shares were considered issued at the time of this resolution’s adoption, and do not require a stock certificate to exist, unless selected to do so by the Board for representational purposes only.  Such shares are considered for voting as a whole amount, and shall be voted for any matter by a majority vote of the Board of Directors. Such shares shall not be divisible among the Board members, and shall be voted as a whole either for or against such a vote upon the vote of the majority of the Board of Directors. In the event that there is any vote taken which results in a tie of a vote of the Board of Directors, the vote of the Chairman of the Board shall control the voting of such shares. Such shares are not transferable except in the case of a change of control of the Corporation when such shares shall continue to be held by the Board of Directors. Such shares have the authority to vote for all matters that require a share vote under Florida law and the Articles of Incorporation.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 4 – CAPITAL STOCK, continued

Warrants and Options

As of December 31, 2014, a convertible note holder had a warrant to purchase 4,000,000 shares of its common stock with an exercise price of $0.005 per share for a period of ten years beginning on November 20, 2012.

NOTE 5 - INCOME TAXES

At December 31, 2014 and 2013, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income. The amounts available were approximately $10,175,000 and $8,023,000 for Federal purposes. The Federal carry forward begin to expire in 2033. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2014 and 2013, the Company did not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2014 and 2013, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Income tax at federal statutory rate	(34.00%)	(34.00%)
State tax, net of federal effect	(3.96%)	(3.96%)
	37.96%	37.96%
Valuation allowance	(37.96%)	(37.96%)
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2014 and 2013, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of $10,175,000 and $8,023,000, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2014 and 2013.

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

As of December 31, 2014, future minimum rental payments required under this non-cancelable operating lease total $7,407 for the year ending December 31, 2015.

 Operations House

The Company has an operating lease for a house located in Merritt Island, Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers and other personnel involved in its exploration and recovery operations. The term of the lease agreement commenced on October 1, 2014 and expires on September 30, 2015.

As of December 31, 2014, future minimum rental payments required under this non-cancelable lease total $19,800 for the year ending December 31, 2015.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the notes that have been remeasured to fair value which are discussed later in Note 7, as of December 31, 2014:

Issue	Maturity	December 31,	December 31,	Interest	Conversion
Date	Date	2014	2013	Rate	Rate
Convertible notes Payable:
October 13, 2014	April 13, 2015	$25,000	$-	6.00%	0.0050
January 28,2013	January 28, 2014	-	25,000	6.00%	0.0050
January 28,2013	January 28, 2014	--	25,000	6.00%	0.0050
August 8, 2013	February 11, 2014	-	40,000	6.00%	0.0100
September 18, 2013	March 18, 2013	-	20,000	6.00%	0.0125
September 25, 2013	March 25, 2014	-	10,000	6.00%	0.0125
October 21, 2013	April 21, 2014	-	40,000	6.00%	0.0100
October 4, 2013	May 12, 2013	-	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	-	49,990	6.00%	0.0125
		25,000	259,990
Unamortized discounts		(14,148)	(120,553)
Balance		$10,852	$139,457

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	$8,000	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	5,000	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	-	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	-	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	-	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	-	6.00%	0.0070
		341,300	191,300
Unamortized discount		-	-
Balance		$341,300	$191,300

Convertible notes payable - related party, in default
January 7, 2013	June 30, 3013	$-	$7,500	6.00%	0.0040
January 19, 2013	July 30, 2013	15,000	15,000	6.00%	0.0040
February 7, 2013	August 7, 2013	-	10,000	6.00%	0.0050
July 9, 2013	December 19, 2013	-	15,000	6.00%	0.0150

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

January 9, 2009	January 9, 2010	10,000	10,000	6.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	-	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	-	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	-	6.00%	0.0070
		129,500	113,500
Unamortized discount		-	-
Balance		$129,500	$113,500

Convertible notes payable - related party
July 21, 2014	January 25, 2015	$17,000	$-	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	-	6.00%	0.0045
July 17, 2013	January 17, 2014	-	30,000	6.00%	0.0010
July 26, 2013	January 26, 2014	-	10,000	6.00%	0.0010
November 12, 2013	May 12, 2014	-	11,000	6.00%	0.0125
		38,000	51,000
Unamortized discount		(15,064)	(26,889)
Balance		$22,936	$24,111

 Notes Payable

The following table reflects the notes payable as of December 31, 2014 and 2013:

Issue Date	Maturity Date	2014	2013	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$37,500	$37,500

Convertible Notes Payable

Between January 1, 2014 and December 31, 2014, the Company issued eight (8) convertible notes payable totaling $151,500. The notes include interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The notes and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the above page.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

The following tables reflect the aggregate allocation as of December 31:

	2014	2013
Face value of convertible notes payable	$151,500	$310,990

Beneficial conversion feature	(29,212)	(147,422)

Carrying value	$122,288	$163,568

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the twelve months ended December 31, 2014, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $232,657.

At December 31, 2014 and 2013, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $91,754 and $59,267, respectively, and included in accounts payable and accrued expenses on the accompanying balance sheets.

Shareholder Loan

At December 31, 2014 the Company had a loan outstanding to a shareholder in the amount of $3,500 at 0% interest. Subsequent to December 31, 2014 the Company repaid the $3,500 loan to the shareholder.

Convertible Notes Payable and Notes Payable, in Default

The Company does not have additional sources of debt financing to refinance its convertible notes payable and notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company. The fact that the Company is in default of several promissory notes held by various lenders makes investing in the Company or providing any loans to the Company extremely risky, with a very high potential for a total loss of capital.

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. As such when these notes are converted into shares of the Company’s common stock there is typically a highly dilutive effect on current shareholders and, it is very possible that such dilution may significantly negatively affect the trading price of the Company’s common stock.

Convertible Notes at Fair Value

Convertible Note Payable Dated January 16, 2014 at Fair Value

On January 16, 2014, the Company entered into a convertible note payable with a corporation.   The convertible note payable, with a face value of $50,000, bears interest at 6.0% per annum and was due on July 16, 2014. The note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 50% multiplied by the lowest closing price during the last twenty (20) trading days prior to closing, but not less than $0.002 per share.

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

During the year ended December 31, 2014, the note was converted into 6,866,666 shares of common stock.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

Convertible Note Payable Dated March 17, 2014 at Fair Value

On March 17, 2014, the Company entered into a convertible note payable with a corporation. The convertible note payable, with a face value of $40,000, bears interest at 8.0% per annum and is due on March 17, 2015. The note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 57% multiplied by the lowest closing bid price for the Company’s common stock during the fifteen (15) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

During the year ended December 31, 2014, the note was converted into 11,181,304 shares of common stock.

Convertible Note Payable Dated April 24, 2014 at Fair Value

On April 24, 2014, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $107,000, including $7,000 of original issue discount, bears interest at 12.0% per annum and is due on April 24, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 60% multiplied by the lowest closing bid price for the Company’s common stock during the twenty (20) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

During the year ended December 31, 2014, the Company repaid $20,000 of the principle and converted $35,000 of the note into 9,956,709 shares of common stock.  The Balance of the note at December 31, 2014 was $52,000 with an approximate fair value of $167,000 .

Convertible Note Payable Dated August 21, 2014 at Fair Value

On August 21, 2014, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $40,000, bears interest at 8.0% per annum and is due on August 21, 2015. The note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 57% multiplied by the lowest closing bid price   for the Company’s common stock during the fifteen (15) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $34,971 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $34,971 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

At December 31, 2014, the $40,000 face value convertible note payable was recorded at its fair value of $137,614.

Convertible Note Payable Dated September 08, 2014 at Fair Value

On September 08, 2014, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $53,500, including $3,500 of original issue discount,, bears interest at 12.0% per annum and is due on September 8, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 60% multiplied by the lowest closing bid price  two trading prices for the Company’s common stock during the twenty (20) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued
At December 31, 2014, the $53,500 face value convertible note payable was recorded at its fair value of $174,726.

Convertible Note Payable Dated November 5, 2014 at Fair Value

On November 5, 2014, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $53,000, bears interest at 8.0% per annum and is due on July 31, 2015.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 65% multiplied by the average of the lowest two trading prices for the Company’s common stock during the twenty five trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable on November 5, 2014 the Company encountered the unusual circumstance of a day-one derivative loss of $22,057 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a $22,057 loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

At December 31, 2014 the convertible note payable, at fair value, was recorded at $155,344.

Convertible Note Payable Dated December 17, 2014 at Fair Value

On December 17, 2014, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $43,000, bears interest at 8.0% per annum and is due on September 19, 2015.  The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price.  The Variable Conversion Price is defined as 65% multiplied by the average of the lowest two trading prices for the Company’s common stock during the twenty five trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company.  The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

In connection with the issuance of the convertible note payable on December 17, 2014 the Company encountered the unusual circumstance of a day-one derivative loss of $40,980 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a $40,980 loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

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

At December 31, 2014 the convertible note payable, at fair value, was recorded at $126,503

Convertible Note Payable Dated October 22, 2012

On October 22, 2012, the Company entered into a convertible note payable with a corporation.   The note payable, with a face value of $42,500, bears interest at 8.0% per annum and is due on July 24, 2013. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 60% multiplied by the average of the lowest two trading prices for the Company’s common stock during the twenty five trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price. The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

Convertible Note Payable Dated December 18, 2012

On December 18, 2012, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $42,500, bears interest at 8.0% per annum and is due on September 20, 2013. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 60% multiplied by the average of the lowest two trading prices for the Company’s common stock during the twenty five trading day period ending one trading day prior to the date the convertible note payable is sent by the holder to the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price. The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible notes payable, at December 31, 2014 and 2013:

	$2014	$2013
Face value of the convertible notes payable	241,000	-
Interest expense to record the convertible notes at
fair value on the date of issuance	389,611	-
Interest expense to mark to market the convertible notes
	131,066	-
Fair value, end of year	$761,677	$-

NOTE 8 – MATERIAL AGREEMENTS

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

Exploration Permit with the Florida Division of Historical Resources for an Area off of Juno Beach, Florida

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently the permit with the FBAR is being renewed in the name of Seafarer Exploration Corp. under a judge’s order. The permit had not been issued as of the filing of this report.

Exploration Permit with the Florida Division of Historical Resources for an Area off of Lantana, Florida

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

Exploration Permit with the Florida Division of Historical Resources for an Area off of Cape Canaveral, Florida

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

NOTE 8 – MATERIAL AGREEMENTS, continued

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

The Company agreed to pay the surveying company $3,500 per day plus fuel costs. Future surveying services will be provided to the Company at a daily rate of $1,850 plus company stock equal to or greater than $2,000 with a written guarantee as to the minimum value of the stock. The Company issued 142,900 shares to the principal of the marine survey company for services rendered under the agreement.

In April of 2014 the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreements the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor an aggregate total of 300,000 restricted shares of its common stock. According to the agreement the shares vest at a rate of 25,000 per month during the term of the agreement.   If the advisory council agreements are terminated prior to the expiration of the one year terms, then each of the advisors has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre-approved expenses. The Company issued 300,000 shares of its restricted common stock to the advisor during the year ended December 31, 2014.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – MATERIAL AGREEMENTS, continued

In July of 2014, the Company entered into a consulting agreement with a corporation under which the consultant agreed to provide various advisory services and corporate communications consulting services as an independent contractor.  The consultant is not providing any legal advice nor acting as an investment advisor is not exclusive. The term of the agreement is for one year and the Company agreed to pay the consultant $4,000 per month while the agreement is in effect and issue the consultant 1,500,000 shares of its restricted common stock. The 1,500,000 shares were issued to the consultant and are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

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

In October of 2014, the Company entered into an agreement to lease a house in Merritt Island Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers and other personnel involved in its exploration and recovery operations. The term of the lease agreement commenced on October 1, 2014 and expires on September 30, 2015.   As of December 31, 2014, future minimum rental payments required under this non-cancelable lease was $19,800, all of which is due during 2015.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended December 31, 2014 and 2013 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At December 31, 2014, the Company owed the related party limited liability company $29,850 for transfer agency services rendered and for the reimbursement of legal fees. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March of 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement. All fees paid to the related party consultant during the period ended December 31, 2014 and 2013 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for providing ongoing business advisory and strategic planning and consulting services, assistance with financial reporting. IT management, and administrative services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the related party consultant during the period ended December 31, 2014 and 2013 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement to pay a limited liability company a monthly fee for archeological services and the review of historic shipwreck research consulting services.
All fees paid to the related party consultant during the period ended December 31, 2014 and 2013 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DIVISON OF ARTIFACTS AND TREASURE

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

NOTE 10 – LEGAL PROCEEDINGS

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

NOTE 10 – LEGAL PROCEEDINGS, continued

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

During the fall of 2014, the Company through counsel, conducted a number of depositions in the matter, including Micah Eldred and other parties. As well the Company filed three motions against the Defendants. Included in these motions were a motion to dismiss for fraudulent conduct in the naming of a party as a plaintiff which had no knowledge of the lawsuit, and failure to related settlement offers to the Plaintiffs. The second motion was for sanctions for intentional destruction of documentary evidence related to such shares. As to the second motion, the Court entered an order granting the motion for sanctions, finding that the Defendants had intentionally destroyed evidence, but the Court abated determining the sanctions until a later date. The third motion was to dismiss for fraudulent conduct, wherein the Plaintiffs allege that the Defendant, Eldred had made illicit offers to elicit false testimony. Both of the motions for sanctions are currently pending before the Court. As well in the first week of January 2015, the Defendants filed two simultaneous motions for summary judgment for dismissal of all counts in the case. That motion for summary judgment is currently pending before the Court.

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

NOTE 10 – LEGAL PROCEEDINGS, continued

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources.

The Company currently has litigation pending in Pinellas County, the Sixth Judicial Circuit, Civil Case No. 11-05539-Cl-19 naming Keith Webb Individually and Blue Water Ventures of Key West Inc. as party Defendants. There is a signed Settlement Stipulation in place however and an Order of Court entered acknowledging the same, otherwise ordering and directing the party Defendants to timely comply with the same and at this time the agreement is current and otherwise in compliance. There are currently no counterclaims or adverse liabilities of record in the above case.

NOTE 11 – RELATED PARTY TRANSACTIONS

In January of 2014, a related party shareholder provided the Company with a short term loan in the amount of  $2,000. The Company repaid the related party shareholder the entire $2,000 balance during the year ended December 31, 2014. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In January of 2014, the Company entered into a convertible loan agreement in the amount of $31,500 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before July 17, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.006 per share.

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

In April of 2014 the Company entered into a convertible promissory agreement in the amount of $5,005 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before October 22, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.007 per share.

In May of 2014 the Company entered into a convertible promissory note agreement in the amount of $7,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before November 27, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.007 per share.

In June of 2014 an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 900,000 shares of the Company’s restricted common stock at a price of $0.007 per share and the Company received proceeds of $6,300.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS, continued

On various dates in April, May and June of 2014 a related party investor converted the principal balance plus accrued interest of three convertible promissory notes and the accrued interest of three separate promissory notes into 4,492,150 shares of the Company’s common stock.

On various dates in August and September of 2014 a related party investor converted the principal balances totaling $40,000 plus the accrued interest of two convertible promissory notes into 5,125,000 shares of the Company’s common stock.

In July of 2014 the Company entered into a convertible promissory note agreement in the amount of $17,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2015. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share.

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

In October of 2014, a related party investor converted the principal balance and accrued interest of $5,160 of a convertible promissory note into 736,450 shares of the Company’s common stock.

In October of 2014 the Company entered into a convertible promissory note agreement in the amount of $21,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before April 16, 2015. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.045 per share.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended December 31, 2014 and 2013 are included as an expense in consulting and contractor expenses in the accompanying statmenets of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At December 31, 2014, the Company owed the related party limited liability company $29,850 for transfer agency services rendered and for the reimbursement of legal fees. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March of 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement. All fees paid to the related party consultant during the period ended December 31, 2014 and 2013 are included as an expense in consulting and contractor expenses in the accompanying statmenets of operations.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS, continued

The Company agreed to rent a cesium vapor magnetometer from a related party. As of December 31, 2014 the Company and the related party had not entered into a written rental agreement and were still negotiating the amount to be paid in order for the Company to lease the magnetometer and had not entered. No payments or funds were owed to the related party as of December 31, 2014.

At December 31, 2014 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated January 25, 2010 in the principal amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before January 25, 2011. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share. This loan is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated January 19, 2013 due to a person related to the Company’s CEO with a face amount of $15,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.004 per share.  The convertible note payable was due on or before July 30, 2013 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 26, 2013 due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable was due on or before January 26, 2014 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 17, 2014 due to a person related to the Company’s CEO with a face amount of $31,500. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.006 per share.  The convertible note payable is due on or before July 17, 2015 and is not secured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 27, 2014 due to a person related to the Company’s CEO with a face amount of $7,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.007 per share.  The convertible note payable was due on or before November 27, 2014 and is not secured.

A convertible note payable dated July 21, 2014 due to a person related to the Company’s CEO with a face amount of $17,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.008 per share. The convertible note payable was due on or before January 26, 2014 and is not secured. The note is currently in default due to non-payment of principal and interest.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS, continued

A convertible note payable dated October 16, 2014 due to a person related to the Company’s CEO with a face amount of $21,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0045 per share.  The convertible note payable is due on or before April 16, 2015 and is not secured.

NOTE 12 - SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2014.    Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised).  Based on our evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 9A. Controls and Procedures, continued

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of December 31, 2014 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2014.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	54	President, Chief Executive Officer, Chairman of the Board
Charles Branscumb	44	Director
Robert L. Kennedy	63	Director

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

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/14	--	--	--	--	--	--	$417	$417
	12/31/13	--	--	--	--	--	--	--	--
	12/31/12	--	--	--	--	--	--	--	--

(1)
The Company does not pay a salary, bonus or stock compensation to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2014, December 31, 2013 and December 31, 2012. The Company’s Board of Directors agreed that it would provide compensation to Mr. Kennedy beginning in 2015, however the amount of compensation had has not yet been determined. The Company also agreed to provide Mr. Kennedy with health insurance starting in November of 2014. During the year ended December 31, 2014 the Company paid $417 in health insurance premiums for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s dive operations are on the east coast of Florida and the Company’s headquarters are located on the west coast of Florida. The Company decided that it would be less expensive for Mr. Kennedy to use his personal vehicle than to lease him a car. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company business. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his personal vehicle for Company business and reimburses him for various other Company business related expenses. The Company also paid $5,713 in 2014, $3,890 in 2013, $5,490 and in 2012 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

All compensation paid to executives who were officers of the Company for the years ending December 31, 2014, 2013 and 2012, is reflected in the Officers Summary Compensation Table.

Directors Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/14	--	--	--	--	--	--	--	--
	12/31/13	--	--	--	--	--	--	--	--
	12/31/12	--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/14	--	--	--	--	--	--	--	--
	12/31/13	--	--	$26,250	--	--	--	--	$26,250
	12/31/12	--	--	$18,900	--	--	--	--	$18,900

Dr. Robert Kennedy (3)	12/31/14	--	--	$29,000	--	--	--	--	$29,000
	12/31/13	--	--	$26,000	--	--	--	--	$26,000
	12/31/12	--	--	--	--	--	--	--	--

Item 11. Executive Compensation, continued

(1)	During the years ended December 31, 2014, 2013 and 2012, the Company did not pay any Director’s fees to Mr. Kennedy.
(2)
During the year ended December 31, 2014, the Company did not pay any fees to Mr. Branscum for his participation as a member of the Board of Directors. During the year ended December 31, 2013, the Company paid a fee of 1,500,000 restricted shares of its common stock to Mr. Branscum, valued at $26,250, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2012 the Company paid a fee of 3,000,000 restricted shares of its common stock to Mr. Branscum, valued at $18,900, in exchange for his participation as a member of the Board of Directors

(3)
During the year ended December 31, 2014, the Company paid a fee of 2,000,000 restricted shares of its common stock to Dr. Robert Kennedy, valued at $29,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2013, the Company paid a fee of 4,000,000 restricted shares of its common stock to Dr. Robert Kennedy, valued at $26,000, in exchange for his participation as a member of the Board of Directors.

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors who were directors of the Company during the years ended December 31, 2014, 2013 and 2012 is reflected in the Directors Summary Compensation Table.

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

Our total authorized capital stock consists of 1,200,000,000 shares of common stock, $0.0001 par value per share. As of March 23, 2015, there were 1,041,796,090 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of March 23, 2015.

		Percentage
		Of Common
		Shares
	Shares of Common Stock	Beneficially
Name and Address of Beneficial Owner (1)	Beneficially Owned	Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	35,500,000 (3)	3.41%
Charles Branscum – Director	15,000,000	1.44%
All directors and officers as a group (2 persons)	66,340,267	6.37%
Credo Argentarius, LLC	35,500,000 (3)	3.41%
Robert L. Kennedy	15,840,267	1.52%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.
(2)	Percentages are based on 1,041,796,090 shares of common stock issued and outstanding at March 23, 2015.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January of 2014, a related party shareholder provided the Company with a short term loan in the amount of  $2,000. The Company repaid the related party shareholder the entire $2,000 balance during the year ended December 31, 2014. The Company did not pay any interest or fees to the related party shareholder for providing the short term loan.

In January of 2014, the Company entered into a convertible loan agreement in the amount of $31,500 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before July 17, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.006 per share.

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

In April of 2014 the Company entered into a convertible promissory agreement in the amount of $5,005 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before October 22, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.007 per share.

In May of 2014 the Company entered into a convertible promissory note agreement in the amount of $7,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before November 27, 2014. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.007 per share.

In June of 2014 an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 900,000 shares of the Company’s restricted common stock at a price of $0.007 per share and the Company received proceeds of $6,300.

On various dates in April, May and June of 2014 a related party investor converted the principal balance plus accrued interest of three convertible promissory notes and the accrued interest of three separate promissory notes into 4,492,150 shares of the Company’s common stock.

On various dates in August and September of 2014 a related party investor converted the principal balances totaling $40,000 plus the accrued interest of two convertible promissory notes into 5,125,000 shares of the Company’s common stock.

In July of 2014 the Company entered into a convertible promissory note agreement in the amount of $17,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 25, 2015. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share.

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

In October of 2014, a related party investor converted the principal balance and accrued interest of $5,160 of a convertible promissory note into 736,450 shares of the Company’s common stock.

In October of 2014 the Company entered into a convertible promissory note agreement in the amount of $21,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before April 16, 2015. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.045 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence, continued

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended December 31, 2014 and 2013 are included as an expense in consulting and contractor expenses in the accompanying statmenets of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At December 31, 2014, the Company owed the related party limited liability company $29,850 for transfer agency services rendered and for the reimbursement of legal fees. In January 2014 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $7,683 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 768,293 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $7,683 from the sale of the stock, then the consultant is entitled to receive up to an additional 700,000 shares of common stock or a cash payment until the balance is paid in full. In March of 2014 the related party limited liability company also agreed to provide various corporate consulting, strategic planning and training under a separate consulting agreement and the Company agreed to pay 500,000 shares of its restricted common stock under the consulting agreement. All fees paid to the related party consultant during the period ended December 31, 2014 and 2013 are included as an expense in consulting and contractor expenses in the accompanying statmenets of operations.

The Company agreed to rent a cesium vapor magnetometer from a related party. As of December 31, 2014 the Company and the related party had not entered into a written rental agreement and were still negotiating the amount to be paid in order for the Company to lease the magnetometer and had not entered. No payments or funds were owed to the related party as of December 31, 2014.

At December 31, 2014 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated January 25, 2010 in the principal amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before January 25, 2011. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share. This loan is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated January 19, 2013 due to a person related to the Company’s CEO with a face amount of $15,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.004 per share.  The convertible note payable was due on or before July 30, 2013 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 26, 2013 due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable was due on or before January 26, 2014 and is not secured.  The note is currently in default due to non-payment of principal and interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence, continued

A convertible note payable dated January 17, 2014 due to a person related to the Company’s CEO with a face amount of $31,500. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.006 per share.  The convertible note payable is due on or before July 17, 2015 and is not secured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 27, 2014 due to a person related to the Company’s CEO with a face amount of $7,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.007 per share.  The convertible note payable was due on or before November 27, 2014 and is not secured.

A convertible note payable dated July 21, 2014 due to a person related to the Company’s CEO with a face amount of $17,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.008 per share.  The convertible note payable was due on or before January 26, 2014 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated October 16, 2014 due to a person related to the Company’s CEO with a face amount of $21,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0045 per share.  The convertible note payable is due on or before April 16, 2015 and is not secured.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2014 and 2013, the Company paid $29,000 and $28,000 respectively, in fees for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2014 and 2013, the Company paid $0 in fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2014 and 2013.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.3	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated January 28, 2014.

10.4	Board of Directors Letter Agreement by and between Dr. Robert Kennedy and Seafarer Exploration Corp. dated February 28, 2014.

10.5	Seafarers Quest, LLC Operating Agreement March 03, 2014.

10.6	Surveying Agreement by between Land and Sea, Inc. and Seafarer Exploration Corp. dated March 24, 2014.

10.7	Consulting Agreement by and between Worldwide Financial Marketing, Inc. and Seafarer Exploration Corp. dated July 1, 204.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

101.INS	XBRL Instance Document. Filed with this Form 10-K.

101.SCH	XBRL Taxonomy Extension Schema. Filed with this Form 10-K.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed with this Form 10-K.

101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed with this Form 10-K.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed with this Form 10-K.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: March 31 , 2015	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: March 31, 2015	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: March 31, 2015	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director