Form 10-K/A
period 2014-12-31
SEAFARER EXPLORATION CORP
filed 2015-04-07
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Seafarer Exploration Corp's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.3	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated January 28, 2014 , incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

10.4
Board of Directors Letter Agreement by and between Dr. Robert Kennedy and Seafarer Exploration Corp. dated February 28, 2014 , incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

10.5	Seafarers Quest, LLC Operating Agreement March 03, 2014 , incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

10.6	Surveying Agreement by between Land and Sea, Inc. and Seafarer Exploration Corp. dated March 24, 2014 , incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

10.7
Consulting Agreement by and between Worldwide Financial Marketing, Inc. and Seafarer Exploration Corp. dated July 1, 2014 , incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

31.1
Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 , incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 , incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

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

Seafarer Exploration Corp.

Date: April 7, 2015	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 7, 2015	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 7, 2015	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director