Form 10-Q
period 2015-03-31
SEAFARER EXPLORATION CORP
filed 2015-05-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes  ☐ No ☑

As of May 13, 2015, there were 1,079,181,841 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2015

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Current assets:
Cash	$-	$12,424
Prepaid expenses	76,731	29,991
Settlement receivable	3,000	18,000
Deposits and other receivables	1,183	1,183
Total current assets	80,914	61,598

Property and equipment, net	87,759	96,255

Total assets	$168,673	$157,853

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$218,613	$191,967
Convertible notes payable, net of discounts of $4,167 and $14,148	20,833	10,852
Convertible notes payable, related parties, net of discounts of $3,500 and $15,064	17,500	22,936
Convertible notes payable, in default	341,300	341,300
Convertible notes payable, in default - related parties	146,500	129,500
Convertible notes payable, at fair value	270,121	761,677
Shareholder loan	2,900	3,500
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500
Total current liabilities	1,055,267	1,499,232

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Series B - 60 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value - 1,200,000,000 shares authorized; 1,102,675,105 and
986,356,130 shares issued and outstanding at March 15, 2015 and December 31, 2014	110,268	98,636
Additional paid-in capital	9,239,989	8,734,606
Accumulated deficit	(10,236,851)	(10,174,621)
Total stockholders' deficit	(886,594)	(1,341,379)
Total liabilities and stockholders' deficit	$168,673	$157,853

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31,2014
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	179,706	201,928
Professional fees	30,210	29,932
General and administrative expense	65,632	20,319
Depreciation expense	8,496	8,496
Rent expense	13,938	5,876
Vessel expense	10,515	11,820
Travel and entertainment expense	13,252	34,433
Total operating expenses	321,749	312,804

Income (loss) from operations	(321,749)	(312,804)

Other income (expense):
Interest expense	-	(222,939)
Interest income	259,519	-
Total other income (expense)	259,519	(222,939)

Net loss	$(62,230)	$(535,743)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	1,047,757,152	865,882,776

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Operating activities
Net loss	$(62,230)	$(535,743)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities
Depreciation	8,496	8,496
Amortization of debt discount and interest expense on
beneficial conversion feature of convertible notes	21,545	138,453
Interest (income) expense on fair value adjustment	(296,285)	82,940
Common stock issued for services	176,767	91,428
Decrease (increase) in:
Settlement receivable	15,000	-
Prepaid expenses	(46,740)	11,362
Advances from shareholder	-	(1,542)
Increase (decrease) in:
Accounts payable and accrued expenses	61,955	(140)
Net cash provided (used) by operating activities	(121,492)	(204,746)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	109,668	105,250
Proceeds from the issuance convertible notes payable	-	126,505
Proceeds from shareholder loan	2,900	-
Payments on loans from stockholders	(3,500)	-
Net cash provided by financing activities	109,068	231,755

Net increase (decrease) in cash	(12,424)	27,009

Cash - beginning of year	12,424	578
Cash - ending of year	-	$27,587

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy outstanding invoices	$26,571	$-
Convertible debt and accrued interest converted into common
stock	$195,271	$61,800

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2014, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015 or for any future period.

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”), formerly Organetix, Inc. (“Organetix”), was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is to engage in the archaeologically-sensitive exploration, documentation, and recovery of historic shipwrecks with the objective of exploring and discovering Colonial-era shipwrecks for future generations to be able to appreciate and understand.  Seafarer currently has two different wreck sites under permit with the State of Florida, one wreck site in the permit renewal process and one wreck site under contract with a private party and is working closely with the Florida Department of Historical Resources and the Florida Bureau of Archeological Research to research and document these, and additional, wreck sites.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2015. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2015 and 2014, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2015 and 2014.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value in the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Fair value of derivative liability	$270,121	$-	$	$270,121

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Diving vessel	$325,000	$325,000
Generator	7,420	7,420
Less accumulated depreciation	(244,661)	(236,165)
	$87,759	$96,255

Depreciation expense for the three month periods ended March 31, 2015 and 2014 amounted to $8,496.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended March 31, 2015 and 2014.

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

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which was superseded by ASC 505-50.  The Company issues compensatory shares for services including, but not limited to, executive, board of directors, business consulting, corporate advisory, accounting, research, archeological, operations, strategic planning, corporate communications, financial, legal and administrative consulting services.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
Net loss attributable to common stockholders	$	(62,230)	$(535,743)

Weighted average shares outstanding:
Basic and diluted		1,047,757,152	865,882,776

Loss per share:
Basic and diluted		$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK

As of March 31, 2015 the Company was authorized to issue 1,200,000,000 shares of $0.0001 par value common stock.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At March 31, 2015, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of March 31, 2015 and 2014, no shares of preferred stock had been converted into shares of the Company’s common stock.

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

 Warrants and Options

As of March 31, 2015, a convertible note holder had a warrant to purchase 4,000,000 shares of its common stock with an exercise price of $0.005 per share for a period of ten years beginning on November 20, 2012.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2015 and December 31, 2014, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $10,237,000 and $10,175,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2015 and December 31, 2014. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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

Convertible Notes Payable

The following table reflects the convertible notes payable, other than three notes that have been remeasured to fair value which are discussed later in Note 8, as of March 31, 2015:

Issue	Maturity	March 31,	Interest	Conversion
Date	Date	2014	Rate	Rate
Convertible notes Payable:
October 13, 2014	April 13, 2015	$25,000	6.00%	0.0050
Unamortized discounts		(4,167)
Balance		$20,833

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
Unamortized discount		-
Balance		$341,300

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	6.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
Unamortized discount		-
Balance		$146,500

Convertible notes payable - related party

October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
Unamortized discount		(3,500)
Balance		$17,500

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable as of March 31, 2015:

Issue Date	Maturity Date	March 31, 2015	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	6.00%
		30,000

		$37,500

At March 31, 2015 and December 31, 2014, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $94,882 and $91,167, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

 Between January 1, 2015 and March 31, 2015, the Company did not issue any new convertible notes payable.

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

Shareholder Loan

At March 31, 2015 the Company had a loan outstanding to a related party shareholder in the amount of $2,900 at 0% interest and is due on demand.

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

During the three month period ended March 31, 2015, the note was converted the remaining $52,000 into 22,531,030 shares of common stock.

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

During the three month period ended March 31, 2015, the note was converted into 18,601,734 shares of common stock.

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

 At March 31, 2015, the $53,500 face value convertible note payable was recorded at its fair value of $104,735.

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

At March 31, 2015 the $53,000 face value convertible note payable was recorded at its fair value of $91,047.

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

At March 31, 2015 the $43,000 face value convertible note payable was recorded at its fair value of $74,339.

The conversion of the various notes that are measured at fair value into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holders elect to sell the shares that it has acquired as a result of converting the notes into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Additionally, the holders of these convertible notes at fair value have substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee,  judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of default the interest rates for each of the notes at fair value may increase to rates of 24% per annum or greater.

Furthermore, there are additional events that could cause the lenders to be owed additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lenders receives additional shares of the Company’s common stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible notes payable, at fair value for the three months ended March 31, 2015:

Face value of the convertible notes payable	$149,500
Interest expense to record the convertible notes at
fair value on the date of issuance	105,117
Interest income to mark to market the convertible notes
Interest expense to mark to market the convertible notes on March 15, 2015	15,504
March 31, 2015 fair value	$270,121

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

Exploration Permit with the Florida Division of Historical Resources for an Area off of Juno Beach, Florida

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently the Management believes that the permit with the FBAR is being renewed in the name of Seafarer Exploration Corp. under a judge’s order. The permit had not been issued as of the filing date of this report.

Exploration Permit with the Florida Division of Historical Resources for an Area off of Lantana, Florida

On November 2, 2012, the Company received a three year 1A-31 Exploration Permit from the Division of Historical Resources for an area identified off of Lantana Beach, Florida. Under the permit the Company began remote sensing at the site with a cesium vapor magnotemoter and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2 testing was done which confirmed a mid to late 18th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects, the Company is not pursuing Phase 3 at the Lantana site at this time and is in the process of terminating its permit with the Florida Division of Historical Resources for this site

Exploration Permit with the Florida Division of Historical Resources for an Area off of Cape Canaveral, Florida

On July 28, 2014, the Company’s partnership with Marine Archeological Partners, LLC, Seafarer’s Quest, LLC received a 1A-31 Recovery Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. The Company must obtain various concurrent environmental permits in order to perform exploration and recovery operations at the site.

Certain Other Agreements

In January of 2015, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 8,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses. A portion of the 8,000,000 shares are included as an expense in consulting and contractor fees in the accompanying statement of operations and the remainder of the shares are going to be expensed over a twelve month period, these shares are included in the accompanying balance sheet as a prepaid expense.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

In January of 2015, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 6,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses. A portion of the 6,000,000 shares are included as an expense in consulting and contractor fees in the accompanying statement of operations and the remainder of the shares are going to be expensed over a twelve month period, these shares are included in the accompanying balance sheet as a prepaid expense.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2015, the Company owed the related party limited liability company $13,492 for transfer agency services rendered. The amount owed as of March 31, 2015 is included in the accompanying balance sheet under accrued payable and accrued expenses. In January 2015 the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The related party limited liability company has also provided various corporate consulting, strategic planning and training under a separate consulting agreement that was originally entered into in March of 2014. All fees paid to the related party consultant during the period ended March 31, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended March 31, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At March 31, 2015 the Company owed the related party consultant fees of $5,000 for services provided, this amount is included in the accompanying balance sheet under accrued payable and accrued expenses.

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

The Company has an ongoing agreement to pay a limited liability company a monthly fee of $3,500 in cash or $5,000 per month in restrictged stock for archeological services and the review of historic shipwreck research consulting services. The Company issued the archeological/research consultant 12,000,000 shares of its restricted common stock for archeological and historical research services.

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

NOTE 10 – LEGAL PROCEEDINGS - continued

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

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2015:

In January of 2015, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 350,000 shares of the Company’s restricted common stock at a price of $0.0032 per share and the Company received proceeds of $1,120.

In January of 2015, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 8,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses. A portion of the 8,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement and the remainder of the shares are going to be expensed over a twelve month period, these shares are included in the accompanying balance sheet as a prepaid expense.

In January of 2015, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 6,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses. A portion of the 6,000,000 shares are included as an expense in consulting and contractor fees in the accompanying income statement and the remainder of the shares are going to be expensed over a twelve month period, these shares are included in the accompanying balance sheet as a prepaid expense.

In February and March of 2015, a related party shareholder provided an interest free loan to the Company in the amount of $2,900. As of March 31, 2015, the loan balance outstanding to the related party shareholder was $2,900.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2015, the Company owed the related party limited liability company $13,492 for transfer agency services rendered. The amount owed as of March 31, 2015 is included in the accompanying balance sheet under accrued payable and accrued expenses. In January 2015, the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The related party limited liability company has also provided various corporate consulting, strategic planning and training under a separate consulting agreement that was entered into in March of 2014. All fees paid to the related party consultant during the period ended March 31, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended March 31, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period. At March 31, 2015 the Company owed the related party consultant fees of $5,000 for services rendered, this amount is included in the accompanying balance sheet under accrued payable and accrued expenses.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS - continued

At March 31, 2015 the following promissory notes and shareholder loans were outstanding to related parties:

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

 A convertible note payable dated October 16, 2014 due to a person related to the Company’s CEO with a face amount of $21,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0045 per share.  The convertible note payable was due on or before April 16, 2015 and is not secured.  Subsequent to March 31, 2015 the note went into default due to the non-payment of principal and interest.

A loan in the amount of $2,900 to a related party shareholder. This loan does not bear interest and has no specific repayment terms.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market price of the Company’s securities.

Accordingly, an investment in our securities is highly speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making an investment in securities.

Plan of Operation

During the periods ended March 31, 2015 and 2014, the Company has taken the following steps to implement its business plan:

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

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently Management believes that the permit with the Florida Division of Historical Resources is being renewed solely in the name of Seafarer Exploration Corp. under a judge’s order. The renewal permit had not been issued as of the filing of this report.

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

Under the permit, the Company began remote sensing at the site with a cesium vapor magnotemoter and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2, testing was done which confirmed a mid to late 18th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects the Company is not pursuing Phase 3 at the Lantana site at this time and is in the process of terminating its permit with the Florida Division of Historical Resources for this site.

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

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Recovery Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. The Company has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company is utilizing additional rented vessels in order to perform search and recovery operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date.

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

At March 31, 2015, the Company had a working capital deficit of $974,353. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2015.

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

Results of Operations

The Company’s net loss for the three month period ended March 31, 2015 was $62,230 as compared to a net loss of $535,743 during the three month period ended March 31, 2014, a decrease of approximately 88%. The decrease in the net loss for the three month period ended March 31, 2015 was primarily due to a 216% quarter-over-quarter decrease in interest expense that resulted in a positive balance for interest expense. There were additional decreases in consulting and contractor expenses, vessel expenses and travel and entertainment expenses that also partially account for the decrease in the net loss in 2015. For the three month period ended March 31, 2015, the Company’s interest income was $259,519 as compared to interest expense of $222,939 for the period ended March 31, 2014. The 216 % change in interest was primarily due to the fair value measurement of various convertible notes. During the three month period ended March 31, 2015 consulting and contractor fees were $179,206 as compared to $201,928 during the three month period ended March 31, 2014. The 11% decrease in consulting and contractor fees in 2015 was largely a result of a decrease in stock based compensation paid for various consulting services. During the three month period ended March 31, 2015, the Company incurred vessel related expenses of $10,515 versus $11,820 during the three month period ended March 31, 2014. The decrease in vessel expenses in 2015 was due to there not being as great of a need for extensive repairs and maintenance work done on the Company’s primary salvage vessel in the first part of 2015.  The Company incurred travel and entertainment expenses of $13,252 during the three month period ended March 31, 2015 as compared to $34,433 during the three month period ended March 31, 2014. The 62% decrease in travel and entertainment expenses during the three month period ended March 31, 2015 was generally due to the Company’s management and consultants not engaging in international travel as they had in previous periods for research on historic shipwrecks and meetings with foreign governments and private companies regarding the potential to work on various historic shipwreck sites. The Company also reduced expenses related to paying for hotel lodging and travel expenses on a regular basis for several of its independent contract divers when they travelled to perform services for the Company because the Company leased an operations house to in part provide temporary lodging for divers and other persons engaged in the Company’s operations.  The general and administrative expenses for the period ended March 31, 2015 was $65,632 compared to $20,319 for the period ended March 31, 2014, a quarter-over-quarter increase of 223%. During the three month period ended March 31, 2015, professional fees were $30,210 as compared to $29,932 during the three month period ended March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At March 31, 2015, we had cash in the bank of $0.   During the period ended March 31, 2015 we incurred a net loss of $ 62,230. At March 31, 2015, we had $80,914 in current assets and $1,055,267 in current liabilities, leaving us a working capital deficit of $974,353.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended March 31, 2015. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

Due to the fact that the Company does not generate any revenues and does not expect to generate revenues for the foreseeable future the Company must rely on outside equity and debt funding. The combination of the ongoing operational, even during times when there is little to no exploration or recovery activities taking place, and corporate expenses as well as the need for outside financing creates a very risky situation for the Company and its shareholders. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $321,747 for the three month period ended March 31, 2015. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

Convertible Notes Payable and Notes Payable, in Default

At March 31, 2015, the Company had convertible notes payable and notes payable with a face value of $720,800 of which $525,300 were in default.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended March 31, 2015 and 2014.)  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2015.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of March 31, 2015 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2015.

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

Item 1. Legal Proceedings - continued

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2015, the Company issued 26,000,000 shares of its restricted common stock to consultants for various consulting services including executive, board of directors, archeological, and business consulting. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2015, the Company entered into subscription agreements to sell 33,452,143 shares of its restricted common stock in exchange for proceeds of $109,669. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended March 31, 2015, holders of two promissory notes with a combined principal value of $92,000 elected to convert the balances of their notes plus accrued interest into 41,132,764 shares of the Company’s common stock. A related party vendor agreed to convert a portion of its debt, $62,936 into 15,734,068 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: May 15, 2015	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2015	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director

Date: May 15, 2015	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director