Form 10-Q
period 2015-06-30
SEAFARER EXPLORATION CORP
filed 2015-08-19
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes  ☐ No ☑

As of August 14, 2015, there were 1,158,149,780 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2015

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets

Current assets:
Cash	$7,125	$12,424
Prepaid expenses	46,027	29,991
Settlement receivable	500	18,000
Deposits and other receivables	1,183	1,183
Total current assets	54,835	61,598

Property and equipment, net	79,263	96,255

Total assets	$134,098	$157,853

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$220,021	$191,967
Convertible notes payable, net of discounts of $62,333 and $14,148	12,667	10,852
Convertible notes payable, related parties, net of discounts of $-0- and $15,064	-	22,936
Convertible notes payable, in default	366,300	341,300
Convertible notes payable, in default - related parties	167,500	129,500
Convertible notes payable at fair value	44,889	761,677
Shareholder loan	3,920	3,500
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500
Total current liabilities	852,797	1,499,232

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Series B - 60 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value - 1,200,000,000 shares authorized; 1,155,305,950 and
986,356,130 shares issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	115,531	98,636
Common stock to be issued	183,700	-
Additional paid-in capital	9,567,403	8,734,606

Accumulated deficit	(10,585,333)	(10,174,621)
Total stockholders' deficit	(718,699)	(1,341,379)
Total liabilities and stockholders' deficit	$134,098	$157,853

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	174,341	164,936	354,047	368,863
Professional fees	20,169	45,415	50,379	75,347
General and administrative expense	40,171	10,481	105,803	21,080
Depreciation expense	8,496	8,496	16,992	16,992
Rent expense	14,164	3,265	28,102	9,140
Vessel expense	16,277	22,229	26,792	41,769
Travel and entertainment expense	23,081	32,023	36,333	66,456
Total operating expenses	296,699	286,845	618,448	599,647

Loss from operations	(296,699)	(286,845)	(618,448)	(599,647)

Other income (expense):
Interest income (expense), net	(51,693)	(220,667)	207,826	(443,606)
Total other income (expense)	(51,693)	(220,667)	207,826	(443,606)
Net loss	$(348,392)	$(507,512)	$(410,622)	$(1,043,253)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	1,144,988,532	985,783,228	1,090,353,176	876,021,813

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2015	2014
Operating activities
Net loss	$(410,712)	$(1,043,253)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	16,992	16,992
Change in allowance for uncollectible note receivable
Interest (income) expense on fair value adjustment	(309,490)	259,542
Amortization of beneficial conversion feature
of the notes payable	61,879	187,477
Common stock issued for services	189,615	149,442
Decrease (increase) in:
Settlement receivable	17,500	-
Prepaid expenses	(16,036)	4,527
Increase (decrease) in:
Accounts payable and accrued expenses	63,364	(3,139)
Net cash provided (used) by operating activities	(386,888)	(428,412)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	306,169	233,266
Proceeds from the issuance convertible notes payable	75,000	235,005
Proceeds from the issuance convertible notes payable, related
party	-	43,505
Advances from shareholder	9,420	-
Payments to shareholders	(9,000)	(7,542)
Net cash provided by financing activities	381,589	504,234

Net increase (decrease) in cash	(5,299)	75,822

Cash - beginning	12,424	578
Cash - ending	$7,125	$76,400

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$6,000	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy debt	$26,571	$7,683
Convertible debt converted and accrued interest to common
stock	$416,035	$61,400

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2014, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015 or for any future period.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from, August 14, 2015. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2015 and 2014, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2015 and 2014.

Fair Value of Financial Instruments

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value in the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as June 30, 2015:

	Level 1	Level 2	Level 3	Total
Fair value of derivative liability	$44,889	$-	$-	$44,889

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Diving vessel	$325,000	$325,000
Generator	7,420	7,420
Less accumulated depreciation	(253,157)	(236,165)
	$79,263	$96,255

Depreciation expense for the six month periods ended June 30, 2015 and 2014 amounted to $16,992.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended June 30, 2015 and 2014.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2015 the Company has not implemented an employee stock based compensation plan.

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three and six months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Net loss attributable to common stockholders	$(339,721)	$(507,512)

Weighted average shares outstanding:
Basic and diluted	1,144,988,532	985,783,228

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the six months ended June 30, 2014 and 2013 are as follows:

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Net loss attributable to common stockholders	$(401,951)	$(1,043,253)

Weighted average shares outstanding:
Basic and diluted	1,090,353,176	876,021,813

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

As of June 30, 2015 the Company was authorized to issue 1,200,000,000 shares of $0.0001 par value common stock.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK - continued

Series A Preferred Stock

As of June 30, 2015, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of June 30, 2015 and 2014, no shares of preferred stock had been converted into shares of the Company’s common stock.

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

Warrants and Options

During the three month period ended June 30, 2015 the Company issued warrants to purchase a total of 36,895,834 shares of its restricted common stock to four investors who subscribed to purchase common stock and two lenders who entered into convertible note agreements with the Company:

Term	Amount	Exercise Price
April 20, 2015 to November 20, 2015	10,000,000	$0.0050
May 08, 2015 to May 8, 2016	1,562,500	$0.0050
May 11, 2015 to November11, 2016	5,000,000	$0.0050
June 8, 2015 to December 8, 2016	10,000,000	$0.0032
June 16, 2015 to December 16, 2016	2,000,000	$0.0050
June 29, 2015 to December 29, 2015	8,333,334	$0.0050
	36,895,834

The Company previously issued a warrant to purchase 4,000,000 shares of its common stock with an exercise price of $0.005 per share for a period of ten years to a convertible note holder.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES - continued

As of June 30, 2015 and December 31, 2014, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $10,576,000 and $10,175,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2015 and December 31, 2014. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 7 - LEASE OBLIGATION

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement on July 1, 2013 for its current location. Subsequent to June 30, 2015 the Company entered into an amended lease agreement commencing on July 1, 2015 through June 30, 2017. Under the amended lease agreement the base monthly rent is $1,215 from through June 30, 2016 and $1,251 from July 1, 2016 to June 30, 2017.  There may be additional monthly charges for pro-rated maintenance, late fees, etc.

Operations House

The Company has an operating lease for a house located in Merritt Island, Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The term of the lease agreement commenced on October 1, 2014 and expires on September 30, 2015.  The Company pays $2,200 per month to lease the operations house.

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible Notes Payable

The following table reflects the convertible notes payable, other than three notes that have been remeasured to fair value which are discussed later in Note 8, as of June 30, 2015:

Issue	Maturity	June 30,	Interest	Conversion
Date	Date	2015	Rate	Rate
Convertible notes Payable:
April 20, 2015	April 20, 2016	$50,000	6.00%	0.00320
June 29, 2015	December 29, 2015	$25,000	6.00%	0.00300
Unamortized discounts		62,333
Balance		$12,667

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
Balance		$366,300

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	6.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
Balance		$167,500

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable as of June 30, 2015:

Issue Date	Maturity Date	June 30, 2015	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	6.00%
		30,000

		$37,500

At June 30, 2015 and December 31, 2014, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $99,730 and $91,167, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

Between January 1, 2015 and June 30, 2015, the Company issued two new convertible notes payable with an aggregate face value of $75,000. Both of these notes are convertible into shares of the Company common stock at a fixed price per share.

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

Shareholder Loan

At June 30, 2015 the Company had a loan outstanding to a related party shareholder in the amount of $3,920 at 0% interest and is due on demand.

Convertible Notes Payable at Fair Value

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

During the six month period ended June 30, 2015, the remaining principal balance of $52,000 plus accrued interest was converted into 22,531,030 shares of common stock.

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

During the six month period ended June 30, 2015, the note was converted into 18,601,734 shares of common stock.

Convertible Note Payable Dated September 08, 2014 at Fair Value

On September 08, 2014, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $53,500, including $3,500 of original issue discount, bears interest at 12.0% per annum and is due on September 8, 2015. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 60% multiplied by the lowest closing bid price for the Company’s common stock during the twenty (20) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

During the six month period ended June 30, 2015, the note was converted into 23,900,625 shares of common stock.

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

In connection with the issuance of the convertible note payable on November 5, 2014 the Company encountered the unusual circumstance of a day-one derivative loss of $22,057 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a $22,057 loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques.  These future changes will be recognized in interest expense or interest income on the Company’s statement of operations.

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

During the six month period ended June 30, 2015, the Company repaid $12,000 of principal of the note and the remaining balance of the note was converted into 15,980,220 shares of common stock.

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

In connection with the issuance of the convertible note payable on December 17, 2014 the Company encountered the unusual circumstance of a day-one derivative loss of $40,980 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement.  Therefore, the Company was required to record a $40,980 loss on the derivative financial instrument.  In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in interest expense or interest income on the Company’s statement of operations.

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

During the six month period ended June 30, 2015, $15,000 principal balance of the note was converted into 6,000,000 shares of common stock.

At June 30, 2015 the remaining $28,000 face value convertible note payable was recorded at its fair value of $44,889.

The conversion of the various notes that are measured at fair value into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holders elect to sell the shares that it has acquired as a result of converting the notes into shares of common stock, then the sales of any such shares may result in a significant decrease in the market price of the Company’s common stock.

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

The following tables summarize the effects on earnings associated with changes in the fair values of the convertible notes payable, at fair value for the three months ended June 30, 2015:

Face value of the convertible notes payable	$28,000
Interest expense to record the convertible notes at
fair value on the date of issuance	26,685
Interest income to mark to market the convertible notes on June 30, 2015	9,796
June 30, 2015 fair value	$44,889

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 9 – MATERIAL AGREEMENTS - continued

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

On July 28, 2014, the Company’s partnership with Marine Archeological Partners, LLC, Seafarer’s Quest, LLC received a 1A-31 Dig and Identify Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. The Company must obtain various concurrent environmental permits in order to perform exploration and recovery operations at the site.

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

In April of 2015, the Company entered into agreements with ten separate individuals to either join or rejoin the Company’s advisory council. Under the advisory council agreements all of the the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the nine of the advisors 1,000,000 shares a piece and one advisor 2,000,000 shares, an aggregate total of 11,000,000 restricted shares of its common stock. According to the agreements each of the Advisor’s shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If any of the advisors or the Company terminates the advisory council agreements prior to the expiration of the one year terms, then each of the advisors whose agreement has been terminated has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 9 – MATERIAL AGREEMENTS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2015, the Company owed the related party limited liability company $22,756 for transfer agency services rendered. The amount owed as of June 30, 2015 is included in the accompanying balance sheet under accrued payable and accrued expenses. In January 2015, the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The related party limited liability company has also provided various corporate consulting, strategic planning and training under a separate consulting agreement that was entered into in March of 2014. All fees paid to the related party consultant during the period ended June 30, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended June 30, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

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

The Company has an ongoing agreement to pay an individual a monthly fee of $3,500 per month for archeological consulting services.

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 10 – LEGAL PROCEEDINGS - continued

On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorney’s fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.”   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer collected such attorney’s fees through counsel. Such case was remanded to the Circuit Court in Hillsborough County, where Seafarer had the motion to file the Counterclaims and Third Party Claims heard and an Order Granting the filing and service of such claims was made by Circuit Judge Paul Huey on December 13, 2013. Seafarer filed such complaint and served such Counterclaim Defendants and Third Party Defendants during the months of December 2013 and January 2014. Such complaint included claims by Seafarer for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders. Such litigation continues and the Company will continue to fight the release of such shares for sale. It is the position of Seafarer that due to the actions involved with such shares, they are tainted and should be ordered to be cancelled. Seafarer intends to continuously pursue this defense.

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

In the ongoing litigation in the above case against Micah Eldred and associated persons to protect the interests of the shareholders, the Corporation followed up on its counter-claims against Eldred by the filing of a notice of appeal of the dismissal of such claims, to the Second District Court of Appeal for Florida on May 17, 2014.  On May 29, 2014, the Company was served a secondary lawsuit in Hillsborough County. The lawsuit challenges the creation of the Preferred B Series of Shares and the increase in authorized shares. The lawsuit in the opinion of the Corporation and multiple counsel has no merit since the corporation’s articles of incorporation and Florida statutes allow for the creation of the preferred shares, and thus the increase in authorized shares. The Corporation is defending such lawsuit and seeking dismissal by motion and judgment through the motion for summary judgment.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company is Currently filing an Admiralty Claim over such sight as well in the United States District Court.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 10 – LEGAL PROCEEDINGS - continued

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida.  Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2014, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion by the Company for continued internet postings and communications that violate his injunction imposed upon him, and the Company will be seeking further damages and an order of contempt against Mr. Volentine for a number of sanctions available.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2015:

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

In February, March and April of 2015, a related party shareholder provided an interest free loan to the Company in the amount of $2,920. As of June 30, 2015, the loan balance outstanding to the related party shareholder was $3,920.

In May of 2015, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 5,000,000 shares of the Company’s restricted common stock at a price of $0.0032 per share and the Company received proceeds of $16,000. The related party also received a warrant to purchase 5,000,000 at a price of $0.005 for eighteen months from the execution date of the subscription agreement.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2015, the Company owed the related party limited liability company $22,756 for transfer agency services rendered. The amount owed as of June 30, 2015 is included in the accompanying balance sheet under accrued payable and accrued expenses. In January 2015, the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The related party limited liability company has also provided various corporate consulting, strategic planning and training under a separate consulting agreement that was entered into in March of 2014. All fees paid to the related party consultant during the period ended June 30, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended June 30, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS - continued

At June 30, 2015 the following promissory notes and shareholder loans were outstanding to related parties:

A convertible note payable dated January 9, 2009 due to a person related to the Company’s CEO with a face amount of $10,000. This note bears interest at a rate of 10% per annum with interest payments to be paid monthly and is convertible at the note holder’s option into the Company’s common stock at $0.015 per share.  The convertible note payable was due on or before January 9, 2010 and is secured.  This note is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 25, 2010 in the principal amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before January 25, 2011. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share. This note is currently in default due to non-payment of principal and interest.

A note payable dated February 24, 2010 in the principal amount of $7,500 with a corporation. The Company’s CEO is a director of the corporation and a former Director of the Company is an officer of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before February 24, 2011. This note is currently in default due to non-payment of principal and interest.

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

A loan in the amount of $3,920 to a related party shareholder. This loan does not bear interest and has no specific repayment terms.

NOTE 12 – SUBSEQUENT EVENTS

On August 13, 2015 the Board of Directors, pursuant to Section 607.0704, Florida Statutes, the Board of Directors, acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 1,200,000,000 common shares to 1,500,000,000 common shares. Such filing became official with the State of Florida and effective such date.

The Company issued 57,294,623shares of common stock that was recorded as common stock to be issued in the accompanying balance sheet.

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

In addition to natural hazards, there are constant repair and maintenance issues with salvage vessels, which tend to be older vessels that were originally used in other industries which have been converted for use in shipwreck exploration and recovery. The repairs, maintenance and upkeep of this type of vessel, and in particular the Company’s main salvage vessel, is very time consuming and expensive and there may be significant periods of vessel down time that result from lack of financing to make repairs to the vessel. In addition, the Company has leased additional vessels, which increase repair and maintenance expenses.

Furthermore, there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in Florida or in other States in order to explore and salvage historic shipwrecks. There is a very substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Even if the Company is able to obtain permits for shipwreck projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time that they sank. It is the Company’s intent to find shipwrecks which research suggest were not salvaged, but there can be no absolute guarantee of previous salvage.  In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will be greater than the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

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

Plan of Operation

During the periods ended June 30, 2015 and 2014, the Company has taken the following steps to implement its business plan:

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

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently Management believes that the permit with the Florida Division of Historical Resources is being renewed solely in the name of Seafarer Exploration Corp. under a judge’s order. The renewal permit, while in process, has not been issued as of the filing of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Juno Beach Shipwreck site is a speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also the possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc. Additionally, Management believes the previous partner, Tulco Resources, deleted a significant portion of the 2003 magnetometer survey which may contain portions of the wreck itself. The Company is currently in the process of performing a cesium vapor magnetometer survey of the deleted area.

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date; no main shipwreck body has been located. It is also possible, although there is no proof suggesting this, that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are no artifacts of significant value located on the Juno Beach shipwreck site.

There is a historic shipwreck site located off of Lantana Beach Florida in which the Company has received a three stage permit from the Florida Division of Historical Resources. The permit is for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year, although this will not happen because the Company has determined the wreck is an 1870’s composite ship and has cancelled the permit with the State. Phase 1 of the permit has been completed. The Company's plan was to salvage the site in an archeologically sensitive manner once Phase 2 has been completed. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work.

Under the permit, the Company began remote sensing at the site with a cesium vapor magnetometer and did underwater exploration. Once the remote sensing was completed and the data analyzed, the Exploration permit moved to Phase 2, dig and identify. During Phase 2, testing was done which confirmed a mid to late 18th century shipwreck. Upon further testing, management believes a 1600s era shipwreck potentially exists, but not within the currently permitted area. Due to other developments and projects the Company is not pursuing Phase 3 at the Lantana site at this time and has terminated its permit with the Florida Division of Historical Resources for this site.

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to explore the site. On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward expanding the permitted area have been taken for such site and the Company and partnership are awaiting the issuance of such permits by the State of Florida. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Dig and Identify Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. The Company has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company is utilizing additional owned and rented vessels in order to perform search and recovery operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites and currently has another permit in another State in the review process; however the Company does not have any specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites for possible exploration and recovery. Should the Company decide that it will pursue exploration and salvage activities at other potential shipwreck sites it may be necessary to obtain salvage permits as well as environmental permits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

At June 30, 2015, the Company had a working capital deficit of $815,764. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2015.

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

Summary of Six Months Ended June 30, 2015 Results of Operations

Net losses for the six month period ended June 30, 2015 were $410,6221 versus $1,043,253 for the six month period ended June 30, 2014, a decrease of 61%. The decrease in net losses in 2015 is largely due to a significant decrease in interest expense  and decreases in consulting and contractor expenses, professional fees, vessel repair and maintenance expenses and travel expenses. Interest expense for the six month period ended June 30, 2015 was income of $207,826 versus an expense of $443,606 for the six month period ended June 30, 2014. The decrease in interest expense, net in 2015 was due to the fair value measurement of several convertible notes. During the six month period ended June 30, 2015, consulting and contractor fees were $354,047 compared to $368,863 during the six month period ended June 30, 2014. The 4% decrease in consulting and contractor fees in 2014 was largely a result of lower amounts of stock based compensation paid to consultants. During the six month period ended June 30, 2015 the Company incurred professional fees related expenses of $50,379 versus $75,347 during the six month period ended June 30, 2014, a decrease of 33%. The 33% decrease in professional fees in 2015 was mostly due to a reduction in stock based compensation paid for legal services and for other professional consulting services. During the six month period ended June 30, 2015 the Company incurred vessel related expenses of $26,792 versus $41,769 during the six month period ended June 30, 2014. The approximate 36% decrease in vessel expenses in 2015 was due to fewer overall maintenance issues with the Company’s primary salvage vessel. Travel and entertainment expenses decreased approximately 45%, from $66,456 for the six month period ended June 30, 2014 to $36,333 for the six month period ended June 30, 2015. The decrease in travel and entertainment expenses was generally due to the Company not having to pay for hotel lodging expenses on a regular basis for several of its independent contract divers and operations personnel as a result of renting an operations house where personnel are able to stay while performing services for the Company. The general and administrative expenses for the period ended June 30, 2015 was $105,803 compared to $21,080 for the period ended June 30, 2014, a quarter-over-quarter increase of 402%. Rent expense was $28,102 in 2015 versus $9,140 in 2014, an increase of 207.5%. Rent expense increased in 2015 largely due to the Company leasing an operations house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and contractors involved in its exploration and recovery operations.

Summary of Three Months Ended June 30, 2015 Results of Operations

The Company’s net loss for the three month period ended June 30, 2015 was $348,392 as compared to a net loss of $507,512 during the three month period ended June 30, 2014. The approximate 31% decrease in the net loss for the three month period ended June 30, 2015 was primarily attributable to a significant decrease in interest expense and a decrease in professional fees, vessel expenses, and travel and entertainment expenses. Interest expense for the three month period ended June 30, 2015 was $51,693 versus $220,667 for the three month period ended June 30, 2014. The approximate 77% decrease in income (expense), net in 2015 was due to the fair value measurement of certain convertible notes. During the three month period ended June 30, 2015, the Company incurred professional fee related expenses of $20,169 versus $45,415 during the three month period ended June 30, 2014, a decrease of 55.6%. The decrease in professional fees in 2015 was mostly due lower fees being paid for legal services during the three month period in 2015. During the three month period ended June 30, 2015 the Company incurred vessel related expenses of $16,277 versus $22,229 during the three month period ended June 30, 2014. The approximate 27% decrease in vessel expenses in 2015 was due to fewer overall maintenance issues with the Company’s primary salvage vessel in 2015, however as the vessel is an older ship it continues to require constant maintenance and upkeep that is very expensive. Travel and entertainment expenses decreased nearly 28% from $32,023 for the three month period ended June 30, 2014 to $23,081 for the three month period ended June 30, 2015. The decrease in travel and entertainment expenses was generally due to the Company not having to pay for hotel lodging expenses on a regular basis for several of its independent contract divers and operations personnel as a result of renting an operations house where personnel are able to stay while performing services for the Company. During the three month period ended June 30, 2015 consulting and contractor fees were $174,341 as compared to $164,936 during the three month period ended June 30, 2014 which represents a decrease of 5.7%. The decrease in consulting and contractor fees in 2015 was largely a result of a decrease in overall stock based compensation paid for consulting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At June 30, 2015, we had cash in the bank of $7,125.   During the six month period ended June 30, 2015 we incurred a net loss of $401,951. At June 30, 2015, we had $54,835 in current assets and $870,599 in current liabilities, leaving us a working capital deficit of $815,764.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended June 30, 2015. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $618,448 for the six month period ended June 30, 2015. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Convertible Notes Payable and Notes Payable, in Default

At June 30, 2015, the Company had convertible notes payable and notes payable with a face value of $674,300 of which $571,300 were in default.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended June 30, 2015 and 2014.)  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Item 4T. Controls and Procedures - continued

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2015.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of June 30, 2015 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2015.

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

On October 18, 2013, the Plaintiffs filed a Notice of Removal to Federal Court in the Tampa Division of the United States District Court, citing the allegation that such lawsuit should be moved to Federal Court based upon the Defendants proposed counterclaims of Federal law. The pleading for removal contained the allegation by the Plaintiffs that they had the consent of all the listed Plaintiffs to remove the matter to Federal Court. On November 4, 2013, Seafarer filed a Motion to Remand back to State Court in the Federal Court, citing legal argument and the undisputed facts that removal to Federal Court was improper as having no basis in law, and asking for attorney’s fees from the Plaintiffs for such removal. On November 7, 2013, Judge James Moody of the United States District Court entered an Order granting the Remand Motion of Seafarer, finding that “Plaintiffs removed the case based on their assumption that the counterclaim would establish federal jurisdiction. Plaintiffs’ removal is patently without merit.” Judge Moody further held “Plaintiffs’ removal had no basis under the law or facts. Simply put, the removal was not objectively reasonable.”   Accordingly, the Court Ordered the case sent back to State Court and that the Federal Court would award Defendants [Seafarer] a reasonable amount of attorney’s fees and costs.” Seafarer collected such attorney’s fees through counsel. Such case was remanded to the Circuit Court in Hillsborough County, where Seafarer had the motion to file the Counterclaims and Third Party Claims heard and an Order Granting the filing and service of such claims was made by Circuit Judge Paul Huey on December 13, 2013. Seafarer filed such complaint and served such Counterclaim Defendants and Third Party Defendants during the months of December 2013 and January 2014. Such complaint included claims by Seafarer for damages including punitive damages against the Plaintiffs for their actions, which is alleged to have materially damaged the Corporation and its shareholders. Such litigation continues and the Company will continue to fight the release of such shares for sale. It is the position of Seafarer that due to the actions involved with such shares, they are tainted and should be ordered to be cancelled. Seafarer intends to continuously pursue this defense.

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

In the ongoing litigation in the above case against Micah Eldred and associated persons to protect the interests of the shareholders, the Corporation followed up on its counter-claims against Eldred by the filing of a notice of appeal of the dismissal of such claims, to the Second District Court of Appeal for Florida on May 17, 2014.  On May 29, 2014, the Company was served a secondary lawsuit in Hillsborough County. The lawsuit by challenges the creation of the Preferred B Series of Shares and the increase in authorized shares. The lawsuit in the opinion of the Corporation and multiple counsel has no merit since the corporation’s articles of incorporation and Florida statutes allow for the creation of the preferred shares, and thus the increase in authorized shares. The Corporation is defending such lawsuit and seeking dismissal by motion and judgment through the motion for summary judgment.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company is Currently filing an Admiralty Claim over such sight as well in the United States District Court.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida.  Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2014, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion by the Company for continued internet postings and communications that violate his injunction imposed upon him, and the Company will be seeking further damages and an order of contempt against Mr. Volentine for a number of sanctions available.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2015, the Company issued 2,750,000 shares of its restricted common stock to consultants for various consulting services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended June 30, 2015, the Company entered into subscription agreements to sell 61,294,643 shares of its restricted common stock in exchange for proceeds of $196,500. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended June 30, 2015, holders of three promissory notes with a combined principal value of $109,500 elected to convert the balances of their notes plus accrued interest into 45,880,845 shares of the Company’s common stock. he Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

* 99.1	Temporary Hardship Exemption.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAFARER EXPLORATION CORP.

Date: August 18, 2015	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 18, 2015	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 18, 2015	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director