Form 10-Q
period 2015-09-30
SEAFARER EXPLORATION CORP
filed 2015-11-23
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes   ☐ No  ☑

As of November 18, 2015, there were 1,263,937,280 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2015

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

Item 1. Financial Statements

    SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
Assets

Current assets:
Cash	$3,601	$12,424
Prepaid expenses	63,122	29,991
Settlement receivable	-	18,000
Deposits and other receivables	1,183	1,183
Total current assets	67,906	61,598

Property and equipment, net	70,767	96,255

Total assets	$138,673	$157,853

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$204,167	$191,967
Convertible notes payable, net of discounts of $62,083 and $14,148	37,917	10,852
Convertible notes payable, related parties, net of discounts of $-0- and $15,064	9,000	22,936
Convertible notes payable, in default	366,300	341,300
Convertible notes payable, in default - related parties	167,500	129,500
Convertible notes payable at fair value	203,766	761,677
Shareholder loan	2,920	3,500
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	7,500	7,500
Total current liabilities	1,029,070	1,499,232

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Series B - 60 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value - 1,500,000,000 shares authorized; 1,253,702,348 and
986,356,130 shares issued and outstanding at September 30, 2015 and
December 31, 2014, respectively	125,370	98,636
Additional paid-in capital	9,895,592	8,734,606

Accumulated deficit	(10,911,359)	(10,174,621)
Total stockholders' deficit	(890,397)	(1,341,379)
Total liabilities and stockholders' deficit	$138,673	$157,853

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	125,787	199,480	479,834	568,343
Professional fees	12,375	43,517	62,754	118,864
General and administrative expense	3,290	13,134	109,093	34,214
Depreciation expense	8,496	8,496	25,488	25,488
Rent expense	12,799	6,418	40,901	15,558
Vessel expense	14,431	30,428	41,223	72,197
Travel and entertainment expense	13,711	46,332	50,044	112,788
Total operating expenses	190,889	347,805	809,337	947,452

Loss from operations	(190,889)	(347,805)	(809,337)	(947,452)

Other income (expense):
Interest income (expense), net	(135,227)	(180,819)	72,559	(624,425)
Loss on impairment		(1,100)	-	(1,100)
Total other income (expense)	(135,227)	(181,919)	72,559	(625,525)
Net loss	$(326,116)	$(529,724)	$(736,778)	$(1,572,977)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	1,193,601,601	919,710,681	1,120,925,906	890,886,099

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2015	2014
Operating activities
Net loss	$(736,738)	$(1,572,977)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	25,488	25,488
Change in allowance for uncollectible note receivable
Interest (income) expense on fair value adjustment	(170,844)	354,451
Amortization of beneficial conversion feature
of the notes payable	67,129	270,640
Loss on impairment	-	1,100
Common stock issued for services	243,976	185,799
Decrease (increase) in:
Settlement receivable	18,000	-
Prepaid expenses	(33,131)	13,447
Decrease in shareholder advance		3,267
Increase (decrease) in:
Accounts payable and accrued expenses	47,509	34,051
Net cash provided (used) by operating activities	(538,611)	(684,734)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	331,368	329,496
Proceeds from the issuance convertible notes payable	202,000	335,505
Proceeds from the issuance convertible notes payable, related
party	9,000	60,505

Payment of Convertible note payable	(12,000)
Advances from shareholder	9,420	-
Payments to shareholders	(10,000)	-
Net cash provided by financing activities	529,788	725,506

Net increase (decrease) in cash	(8,823)	40,772

Cash - beginning	12,424	578
Cash - ending	$3,601	$41,350

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$6,000	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy debt	$26,571	$7,683
Convertible debt converted and accrued interest to common
stock	$465,803	$364,932

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2014, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015 or for any future period.

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

In July of 2008, the Company changed its name from Organetix, Inc. to Seafarer Exploration Corp.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from, November 20, 2015. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2015 and 2014, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2015 and 2014.

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value in the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as September 30, 2015:

	Level 1	Level 2	Level 3	Total
Fair value of derivative liability	$203,766	$-	$-	$203,766

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Diving vessel	$325,000	$325,000
Generator	7,420	7,420
Less accumulated depreciation	(261,653)	(236,165)
	$70,767	$96,255

Depreciation expense for the nine month period ended September 30, 2015 and 2014 amounted to $25,488.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended September 30, 2015 and 2014.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2015 the Company has not implemented an employee stock based compensation plan.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended September 30, 2015 and 2014 are as follows:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
Net loss attributable to common stockholders	$(326,116)	$(529,724)

Weighted average shares outstanding:
Basic and diluted	1,193,601,601	919,710,681

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the nine months ended September 30, 2015 and 2014 are as follows:

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Net loss attributable to common stockholders	$(736,738)	$(1,572,977)

Weighted average shares outstanding:
Basic and diluted	1,120,925,906	890,886,099

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK

As of September 30, 2015 the Company was authorized to issue 1,500,000,000 shares of $0.0001 par value common stock.

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

The Company previously issued seven shares of its preferred stock. The Company and the preferred shareholders have agreed to amend the preferred shareholder agreements so that each share of preferred stock has the right to convert into 214,286 shares of the Company’s common stock and receive a 1% share of any artifacts found at the Church Hollow Site. As of September 30, 2015, no shares of preferred stock had been converted into shares of the Company’s common stock.

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

Warrants and Options

During the nine month period ended September 30, 2015 the Company issued warrants to purchase a total of 47,345,834 shares of its restricted common stock:

April 20, 2015 to November 20, 2015	10,000,000	$0.0050
May 08, 2015 to May 8, 2016	1,562,500	$0.0050
May 11, 2015 to November11, 2016	5,000,000	$0.0050
June 8, 2015 to December 8, 2016	10,000,000	$0.0032
June 16, 2015 to December 16, 2016	2,000,000	$0.0050
June 29, 2015 to December 29, 2015	8,333,334	$0.0050
July 8, 2015 to January 8, 2017	700,000	$0.0050
July 14, 2015 to January 14, 2017	3,000,000	$0.0050
August 1, 2015 to August 1, 2016	2,000,000	$0.0050
August 19, 2015 to February 19, 2017	750,000	$0.0100
September 18, 2015 to September 18, 2020	4,000,000	$0.0030
	47,345,834

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CAPITAL STOCK - continued

The Company previously issued a warrant on November 20, 2012 a convertible note holder to purchase 4,000,000 shares of its common stock with an exercise price of $0.005 per share for a period of ten years.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2015 and December 31, 2014, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $10,911,000 and $10,175,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2015 and December 31, 2014. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 7 - LEASE OBLIGATION

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2015 through June 30, 2017. Under the amended lease agreement the base monthly rent is $1,215 from July 1, 2015 through June 30, 2016 and $1,251 from July 1, 2016 to June 30, 2017.  There may be additional monthly charges for pro-rated maintenance, late fees, etc.

Operations House

The Company has an operating lease for a house located in Palm Bay, Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The term of the lease agreement commenced on October 1, 2015 and expires on October 31, 2016.  The Company pays $1,300 per month to lease the operations house.

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible Notes Payable

The following table reflects the convertible notes payable, other than three notes that have been remeasured to fair value which are discussed later in Note 8, as of September 30, 2015:

Issue	Maturity	September 30,	Interest	Conversion
Date	Date	2015	Rate	Rate
Convertible notes payable:
April 20, 2015	April 20, 2016	$50,000	6.00%	0.00320
June 29, 2015	December 29, 2015	25,000	6.00%	0.00300
September 18, 2015	March 18, 2016	25,000	6.00%	0.00200
Unamortized discounts		62,083
Balance		$37,917

Convertible notes payable – related party
July 14, 2015	January 14, 2016	$9,000	6.00%	0.00300

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
Balance		$366,300

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	6.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
Balance		$167,500

Between January 1, 2015 and September 30, 2015, the Company issued four (4) convertible notes payable totaling $109,000. The notes include interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The notes and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

The following tables reflect the aggregate allocation on the financing date(s):

Face value of convertible notes payable	$109,000

Beneficial conversion feature and warrants	(62,083)

Carrying value	$37,917

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the three months ended September 30, 2015, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $37,917. The Company recognized interest expense totaling $97,844 during the nine months ended September 30, 2015.

Notes Payable

The following table reflects the notes payable as of September 30, 2015:

Issue Date	Maturity Date	September 30, 2015	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	6.00%

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	6.00%
		30,000

		$37,500

At September 30, 2015 and December 31, 2014, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $111,168 and $91,167, respectively, and included in accounts payable and accrued liabilities on the accompanying balance sheets.

 Between January 1, 2015 and September 30, 2015, the Company issued two new convertible notes payable with an aggregate face value of $75,000. Both of these notes are convertible into shares of the Company common stock at a fixed price per share.

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

Shareholder Loan

At September 30, 2015 the Company had a loan outstanding to a related party shareholder in the amount of $2,920 at 0% interest and is due on demand.

SEAFARER EXPLORATION CORP.
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

During the nine month period ended September 30, 2015, the remaining principal balance of $52,000 plus accrued interest was converted into 22,531,030 shares of common stock.

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

During the nine month period ended September 30, 2015, the note was converted into 18,601,734 shares of common stock.

SEAFARER EXPLORATION CORP.
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

During the nine month period ended September 30, 2015, the note was converted into 23,900,625 shares of common stock.

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

During the nine month period ended September 30, 2015, the Company repaid $12,000 of principal and accrued interest of the note and the remaining balance of the note was converted into 15,980,220 shares of common stock.

SEAFARER EXPLORATION CORP.
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

During the nine month period ended September 30, 2015, the note was converted into 18,650,000 shares of common stock.

Convertible Note Payable Dated August 28, 2015 at Fair Value

On August 28, 2015 the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $44,000, including a $4,000 of original issue discount, bears interest at 12.0% per annum and is due on August 28, 2016. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 62% multiplied by the lowest closing bid price for the Company’s common stock during the twenty (20) trading day period including the day the notice of conversion is received by the Company. If the Company’s market capitalization is less than $1,000,000 on the day immediately prior to the date of the notice of conversion, then the conversion price shall be 25% multiplied by the lowest closing price as of the date notice of conversion is given and if the closing price of the Company’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.00075 then the conversion price shall be 25% multiplied by the lowest closing price as of the date a notice of conversion is given. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $32,210 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $32,210 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

At September 30, 2015, the $44,000 face value convertible note payable was recorded at its fair value of $82,516.

Convertible Note Payable Dated September 3, 2015 at Fair Value

On September 3, 2015 the Company entered into a convertible note payable with a corporation.  The note payable  in the amount of $38,500, including a $3,500 original issue discount, and bears interest at 12.0% per annum and is due on September 3, 2017. According to the terms of the note, the Company was eligible to utilize up to $200,000 of credit under the note, with potential proceeds received of $180,000, however the Company elected to borrow only the $38,500.  Any additional amount borrowed under this note would require approval of both the Company and the lender. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 65% multiplied by the lowest trade price for the Company’s common stock in the twenty-five (25) trading day period previous to the conversion. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $29,789 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $29,789 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

At September 30, 2015, the $38,500 face value convertible note payable was recorded at its fair value of $73,726.

Convertible Note Payable Dated September 8, 2015 at Fair Value

On September 8, 2015, the Company entered into a convertible note payable with a corporation.  The convertible note payable, with a face value of $27,000, bears interest at 8.0% per annum and is due on September 8, 2016. The note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 65% multiplied by the lowest closing bid price   for the Company’s common stock during the fifteen (15) trading day period including the day the notice of conversion is received by the Company. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $16,690 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $16,690 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

At September 30, 2015, the $27,000 face value convertible note payable was recorded at its fair value of $47,524.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

The conversion of the various promissory notes that are measured at fair value into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holders elect to sell the shares that it has acquired as a result of converting the notes into shares of common stock, then the sales of any such shares may result in a significant decrease in the market price of the Company’s common stock.

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

The following tables summarize the effects on September 30, 2015:

Face value of the convertible notes payable	$109,500
Interest expense to record the convertible notes at
fair value on the date of issuance	78,689
Interest income to mark to market the convertible notes on September 30, 2015	15,577
September 30, 2015 fair value	$203,766

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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

Exploration Permit with the Florida Division of Historical Resources for an Area off of Cape Canaveral, Florida

On July 28, 2014, the Company’s partnership with Marine Archeological Partners, LLC, Seafarer’s Quest, LLC received a 1A-31 Dig and Identify Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. The Company must obtain various concurrent environmental permits in order to perform exploration and recovery operations at the site. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. These permits have not been issued as of the filing date of this report.

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

In April of 2015, the Company entered into agreements with ten separate individuals to either join or rejoin the Company’s advisory council. Under the advisory council agreements all of the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the nine of the advisors 1,000,000 shares a piece and one advisor 2,000,000 shares, an aggregate total of 11,000,000 restricted shares of its common stock. According to the agreements each of the Advisor’s shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If any of the advisors or the Company terminates the advisory council agreements prior to the expiration of the one year terms, then each of the advisors whose agreement has been terminated has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

In August of 2015 the Company entered into a consulting agreement with a corporation under which the corporation agreed to provide various services including business development, digital arbitrage and developing, studying and evaluating revenue proposals in order to assist the Company in attempting to generate revenue. The term of the agreement will continue until the completion of the services. The Company agreed to pay the consultant a total of 2 million shares of its restricted common stock with 1 million shares being restricted for 6 months from the execution of the agreement and 1 million shares being restricted for 1 year from the execution of the agreement.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – MATERIAL AGREEMENTS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2015, the Company owed the related party limited liability company $23,472 for transfer agency services rendered. The amount owed as of September 30, 2015 is included in the accompanying balance sheet under accrued payable and accrued expenses. In January 2015, the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The related party limited liability company has also provided various corporate consulting, strategic planning and training under a separate consulting agreement that was entered into in March of 2014. All fees paid to the related party consultant during the period ended September 30, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. At September 30, 2015, the Company owed the related party limited liability company $3,000 for services rendered. The amount owed as of September 30, 2015 is included in the accompanying balance sheet under accrued payable and accrued expenses. The consultant provides the services under the direction and supervision of the Company’s and reports directly to the CEO. All fees paid to the related party consultant during the period ended September 30, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for providing ongoing business advisory and strategic planning and consulting services, assistance with financial reporting, IT management, and administrative services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time.

The Company has an ongoing agreement to pay a limited liability company a monthly fee of $3,500 in cash or $5,000 per month in restricted stock for archeological services and the review of historic shipwreck research consulting services.

The Company has an ongoing agreement to pay an individual a monthly fee of $3,500 per month for archeological consulting services.

NOTE 10 – DIVISON OF ARTIFACTS AND TREASURE

Under the previous Exploration Agreement with Tulco that was renewed on June 8, 2010, the Company is required to split any artifacts or treasure that it successfully recovers from the Juno Beach Shipwreck site with the FLDHR and Tulco. Tulco and the Company, assuming that the FLDHR’s portion will be 20%, have agreed to the following division of artifacts and treasure:

20% to the FLDHR
40% to Tulco
40% to the Company

More specifically, the FLDHR has the right to select up to 20% of the total value of recovered artifacts and treasure for the State's museum collection. After the FLDHR has selected those artifacts and treasure that it feels will complement its collection, then the Company and Tulco will split the remaining artifacts and treasure equally.

In addition to the division of artifacts with the FLDHR and Tulco, the Company may pay additional percentages of its net share of any artifacts that it recovers at the Juno Beach Shipwreck site:
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

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – DIVISON OF ARTIFACTS AND TREASURE - continued

The Company is currently in the process of trying to have the Juno Beach site permitted in its name only. To date the Company has not located any artifacts that have any significant monetary value.   The chance that the Company will actually recover artifacts of any significant value from the Juno Beach shipwreck site is very remote and highly unlikely.

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

SEAFARER EXPLORATION CORP.
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

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida.  Such suit is based upon internet postings on www.investorshub.com . On or about October 15, 2014, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion by the Company for continued internet postings and communications that violate his injunction imposed upon him, and the Company will be seeking further damages and an order of contempt against Mr. Volentine for a number of sanctions available.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 2015:

In July of 2015, the Company entered into a convertible promissory note agreement in the amount of $9,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 14, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

In August of 2015, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 2,000,000 shares of the Company’s restricted common stock at a price of $0.002 per share and the Company received proceeds of $4,000. Under the subscription agreement the related party investor received a warrant to purchase 2,000,000 shares of the Company’s common stock at a price of 0.005 for a period of one year from the execution date of the subscription agreement.

In August of 2015, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 750,000 shares of the Company’s restricted common stock at a price of $0.002 per share and the Company received proceeds of $1,500. Under the subscription agreement the related party investor received a warrant to purchase 750,000 shares of the Company’s common stock at a price of 0.01 for a period of eighteen months form the execution date of the subscription agreement.

Additional information:

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

In February, March and April of 2015, a related party shareholder provided an interest free loan to the Company in the amount of $2,920. As of September 30, 2015, the loan balance outstanding to the related party shareholder was $2,920.

In May of 2015, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 5,000,000 shares of the Company’s restricted common stock at a price of $0.0032 per share and the Company received proceeds of $16,000. The related party also received a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.005 for a period of eighteen months from the execution date of the subscription agreement.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2015, the Company owed the related party limited liability company $22,756 for transfer agency services rendered. The amount owed as of September 30, 2015 is included in the accompanying balance sheet under accrued payable and accrued expenses. In January 2015, the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The related party limited liability company has also provided various corporate consulting, strategic planning and training under a separate consulting agreement that was entered into in March of 2014. All fees paid to the related party consultant during the period ended September 30, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended September 30, 2015 are included as an expense in consulting and contractor fees in the accompanying income statement for the period.

At September 30, 2015 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated July 14, 2015 due to a person related to the Company’s CEO with a face amount of $9,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0045 per share.  The convertible note payable was due on or before January 14, 2016 and is not secured.

A loan in the amount of $2,920 to a related party shareholder. This loan does not bear interest and has no specific repayment terms.

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

Plan of Operation

During the periods ended September 30, 2015 and 2014, the Company has taken the following steps to implement its business plan:

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

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently Management believes that the permit with the Florida Division of Historical Resources is in the renewal process and if renewed will be solely in the name of Seafarer Exploration Corp. under a judge’s order. The potential renewal permit, while in process, has not been issued as of the filing of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Juno Beach Shipwreck site is a speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also the possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc. Additionally, Management believes the previous partner, Tulco Resources, deleted a significant portion of the 2003 magnetometer survey which may contain portions of the wreck itself. The Company is currently in the process of performing additional research and a cesium vapor magnetometer survey of the deleted area.

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

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Dig and Identify Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. The Company has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and recovery operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. These permits have not been issued as of the filing date of this report.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however the Company does not have any specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites, including sites located internationally, for possible exploration and recovery. Seafarer is also continuing to build relationships in Cuba with its educational and humanitarian efforts. Seafarer is currently working on an educational video already completely filmed in Cuba in anticipation of the potential end of the embargo. Should the Company decide that it will pursue exploration and salvage activities at other potential shipwreck sites it may be necessary to obtain various salvage permits as well as environmental permits.

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

At September 30, 2015, the Company had a working capital deficit of $961,164. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 20, 2015.

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

Summary of Nine Months Ended September 30, 2015 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2015 was $736,738 as compared to a net loss of $1,572,977 during the nine month period ended September 30, 2014. The 53% decrease in the net loss for the nine month period ended September 30, 2015 was due to a significant decrease in interest and decreases in consulting and contractor expenses, professional fees, vessel repair and maintenance expenses and travel expenses. Interest expense for the nine month period ended September 30, 2015 was income of $72,599 versus an expense of $624,425 for the nine month period ended September 30, 2015. The decrease in interest expense, net in 2015 was due to the fair value measurement of several convertible notes. During the nine month period ended September 30, 2015, the Company incurred consulting related expenses of $479,834 versus $568,343 during the nine month period ended September 30, 2014, a decrease of 15.5%. The decrease in consulting and contractor fees in 2015 was largely a result of overall lower amounts of stock based compensation paid to consultants. During the nine month period ended September 30, 2015, the Company incurred professional fees of $62,754 as compared to $118,864 during the nine month period ended September 30, 2014, a decrease of 47%. The decrease in professional fees in 2015 was mostly due to a reduction in stock based compensation paid for legal services and for other professional consulting services. During the nine month period ended September 30, 2015, the Company incurred vessel related expenses of $41,223 versus $72,197 during the nine month period ended September 30, 2014, a decrease of approximately 43%. The 43% decrease in vessel expenses was due to fewer overall significant maintenance issues with the Company’s primary salvage vessel in 2015. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel the Company anticipates that it will continue to require repairs and in some cases major unforeseen repairs. Travel and entertainment expenses decreased approximately 56%, from $112,788 for the nine month period ended September 30, 2014 to $50,044 for the nine month period ended September 30, 2015. The decrease in travel and entertainment expenses was generally due to the Company not having to pay for hotel lodging expenses on a regular basis for several of its independent contract divers and operations personnel as a result of renting an operations house where personnel are able to stay while performing services for the Company. During the nine month period ended September 30, 2015, the Company general and administrative expenses were $109,093 as compared to $34,214 during the nine month period ended September 30, 2014, an increase of approximately 219%.  Rent expense was $40,901 for the nine month period ended September 30, 2015 versus $15,558 for the same period in 2014, an increase of nearly 163%. Rent expense increased in 2015 largely due to the Company leasing an operations house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and contractors involved in its exploration and recovery operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Summary of Three Months Ended September 30, 2015 Results of Operations

The Company’s net loss for the three month period ended September 30, 2015 was $326,116 as compared to a net loss of $529,724 during the three month period ended September 30, 2014. The 38% decrease in the net loss for the three month period ended September 30, 2015 was primarily attributable to a decrease in interest expense and a decrease in consulting and contractor expenses, professional fees, vessel expenses, and travel and entertainment expenses.  Interest expense for the three month period ended September 30, 2015 was $135,227 versus $180,819 for the three month period ended September 30, 2014. The approximate 25% decrease in income (expense), net in 2015 was due to the fair value measurement of certain convertible notes. During the three month period ended September 30, 2015, the Company incurred consulting and independent contractor related expenses of $125,787 versus $199,480 during the three month period ended September 30, 2014, a decrease of 37%. The 37% decrease in consulting and independent contractor related expenses was due to a decrease in stock based compensation paid to consultants and independent contractors during the three month period in 2015. During the three month period ended September 30, 2015, the Company incurred professional fees of  $12,375 as compared to $43,517 during the three month period ended September 30, 2014, a decrease of 71.5%. During the three month period ended September 30, 2015, the Company incurred travel and entertainment expenses of $13,711 versus $46,322 during the three month period ended September 30, 2014, a decrease of 70%. The decrease in travel and entertainment expenses was generally due to the Company not having to pay for hotel lodging expenses on a regular basis for several of its independent contract divers and operations personnel as a result of renting an operations house where personnel are able to stay while performing services for the Company. During the three month period ended September 30, 2015, the Company’s general and administrative expenses were $3,290 as compared to $13,134 during the three month period ended September 30, 2014, a decrease of 75%. During the three month period ended September 30, 2015, the Company incurred vessel related expenses of $14,431 versus $30,428 during the three month period ended September 30, 2014, a decrease of approximately 53%. The approximate 53% decrease in vessel expenses was due to fewer overall maintenance issues with the Company’s primary salvage vessel in 2015, however as the vessel is an older ship it continues to require constant maintenance and upkeep that is very expensive.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $809,337 for the nine months ended September 30, 2015 and $947,452 for the nine months ended September 30, 2014. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Liquidity and Capital Resources

At September 30, 2015, the Company had cash in the bank of $3,601.  During the nine month period ended September 30, 2015 the Company incurred net losses of $736,738. At September 30, 2015, the Company had $67,906 in current assets and $1,029,070 in current liabilities, leaving the Company with a working capital deficit of $961,164.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three and nine month periods ended September 30, 2015. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet all of its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

Convertible Notes Payable and Notes Payable, in Default

At September 30, 2015, the Company had convertible notes payable and notes payable with a face value of $789,800 of which $571,300 were in default.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended September 30, 2015 and 2014.)  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2015.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 4T. Controls and Procedures - continued

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of September 30, 2015 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2015.

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

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida.  Such suit is based upon internet postings on www.investorshub.com . On or about October 15, 2014, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion by the Company for continued internet postings and communications that violate his injunction imposed upon him, and the Company will be seeking further damages and an order of contempt against Mr. Volentine for a number of sanctions available.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2015, the Company issued 16,500,000 restricted common shares of its common stock to various consultants for consulting services including business advisory, operations, diving and exploration, public relations, consulting, and other services. From time to time in the regular course of its business the Company issues shares of its restricted common stock to consultants and other parties for a variety of services rendered including, but not limited to, legal, financial, accounting, administrative, archeological, executive, corporate communications, operations, diving, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2015, the Company entered into subscription agreements to sell 11,951,755 shares of its restricted common stock to nine investors and receive proceeds of $25,200. The proceeds were used for general corporate purposes, working capital and the payment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended September 30, 2015 the holder of a convertible promissory notes with a remaining principal balance of $28,000 elected to convert the principal balance of their notes plus accrued interest into 12,650,000 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

The Company has several promissory notes that are currently in default to non-payment of principle and interest. See Part I, Item 2, notes payable and convertible notes payable, in default, for discussion of defaults on certain debt obligations of the Company

Item 4. Submission of Matters to a Vote of Security Holders

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

Seafarer Exploration Corp.

Date: November 20, 2015	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 20, 2015	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 20, 2016	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director