Form 10-K
period 2015-12-31
SEAFARER EXPLORATION CORP
filed 2016-04-13
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2015

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,869,259 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2016 the Registrant had 1,370,620,061 outstanding shares of its common stock, $0.0001 par value.

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

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Florida Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks. The business plan also includes in-depth archival research and translation of historical documents from archives and repositories from around the world. In addition to the research is ongoing education of all independent contractors involved in operations with the Company. College level courses in archaeology are being taught by a Ph.D. to all independent contractors in an ongoing program to help educate the independent contractors in context, work methodology, documentation, and conservation.

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

There are a number of other significant challenges and risks regarding this type of business venture that make it extremely risky with potential that the Company could fail. If the Company were to cease its operations, it is likely that there would be complete loss of all capital invested in and/or borrowed by the Company to date.

No Revenue and Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the infrastructure necessary for the exploration and recovery of historic shipwreck sites and for actually exploring historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 13, 2016. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks including archaeological research around the world. The business plan also includes in-depth archival research and translation of historical documents from archives and repositories from different parts of the world. In addition to the research is ongoing education of all independent contractors involved in operations with the Company. College level courses in archaeology are being taught by a Ph.D. to all independent contractors in an ongoing program to help educate the independent contractors in context, work methodology, documentation, and conservation.  This type of business venture is extremely speculative in nature and there is a tremendous amount of risk that any capital invested in and/or borrowed by the Company could be lost.

It has been estimated by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”) that there are over three million undiscovered shipwrecks around the world and a few of these shipwrecks were lost with verifiable cargoes that contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult and the probability that the Company will locate valuable artifacts or treasure is extremely remote. If the Company is not able to locate artifacts or treasure with significant value, then there is high probability that the Company will face adverse consequences.

Item 1. Business - continued

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

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site there is a risk of theft of such items at sea, both before or after the recovery or while the artifacts are in transit to a safe destination, as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a speculative and risky business venture. There is also significant expense involved in research and ongoing educational programs. Research expenses involve paying scientists for translations, dues and fees for various historical entities such as archives, travel and accommodations, and research materials. There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk.

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market prices of the Company’s securities.

Accordingly, an investment in our securities is highly speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making an investment in securities.

Item 1. Business - continued

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

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have any steady cash flow to rely on to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in the Company or borrowed by the Company could be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,057,364 for the year ended December 31, 2015 and $1,164,744 for the year ended December 31, 2014. The Company believes that it will continue to generate losses from its operations for the foreseeable future.

Governmental Regulation

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks, although the Company has secured permits in the past. There is a substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, both in terms of direct and ongoing compliance costs. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

The laws and regulations regarding the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida are complex. A large amount of time and expense is required to comply with the existing laws and regulations. The State of Florida has, in the past, proposed new rules and regulations regarding the exploration and recovery of shipwrecks in Florida waters. The Company believes any new rules and regulations that are implemented into law would likely increase the cost of compliance and potentially force the Company to cease its operations. It is possible that the State of Florida may enact additional laws that ultimately make it impossible to conduct business as a commercial shipwreck exploration and recovery firm. It may also be possible that the State of Florida attempts to enact legislation that altogether bans the commercial exploration and recovery of historic shipwrecks in State controlled waters.

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

Item 1. Business - continued

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

Litigation

The Company has been engaged in various litigations (See “Legal Proceedings” below). Although no negative outcomes are expected by management, a negative outcome in these actions could affect the Company’s business. We could be subject to future litigations that could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition.

Historic Shipwreck Exploration and Recovery in Florida

The full time diving season for historic shipwreck exploration and recovery in Florida waters is generally considered to be the summer months, from approximately the middle of May through Labor Day, although good weather conditions may allow operations to extend into the fall and winter months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions may hamper year round historical shipwreck exploration and recovery efforts in Florida waters. It is the Company’s intention to work continuously all year, as in years past.

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

Juno Beach Shipwreck Site

The Company has previously performed exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes that it is possible that the Juno Beach shipwreck site may potentially contain remnants of a sunken 1500s ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. To date the Company has not located the main body of a shipwreck at the Juno Beach site, only shipwreck material and remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship. The Company has determined that a large part of the magnetometer survey that was previously provided to the Company by Tulco has an area that was intentionally deleted and it is management’s intention to complete a magnetometer survey of the entire deleted area.

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

Furthermore, some of the historical ships from the 1500s to the 1700s that sank off of the coast of Florida were not carrying treasure or other valuable cargo. It is possible that the cargo the ship was originally carrying, if any, had little or no value at the time that the ship sank. Many ships of this period were supply ships that carried cargo such as food stores, water, supplies, etc., and if found, this type of cargo would more than likely be completely worthless in modern times.

Additionally, there is a large amount of overburden covering portions of the Juno Beach Shipwreck site, and in the highly unlikely scenario that there are valuable artifacts located on the site, it may be extremely challenging to recover them due to the degree of difficulty in being able to dig deep enough under the sand to access them. There is a possibility that the Company will never recover any artifacts or cargo of any significant value from the Juno Beach Shipwreck site. It is management’s intention to complete a magnetometer survey of the entire deleted area.

Item 1. Business - continued

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed against Tulco for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under an admiralty claim to a shipwreck site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 through April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Although there are no guarantees that a new, updated permit will be issued, Seafarer is now working with the State of Florida for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno site to the Company, erasing all rights of Tulco Resources. Seafarer does not currently have an active permit to work the Juno Beach site.

It is possible that in the future, the Company will only be able to periodically explore and salvage the Juno Beach site due to vessel repairs and a lack of financing. There may be extended periods of down time where the Company is not performing any operations at the site.

The Juno Beach Shipwreck site is a speculative project as far as the potential for the Company to ever locate valuable artifacts or treasure. The Company has recovered various artifacts it believes are interesting. Seafarer has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site, although Seafarer has not searched in the deleted area. There is also possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc. The chance that the Company will ultimately recover valuable artifacts or treasure from the Juno Beach shipwreck site is still questionable, however the possibility exists.

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship have been located to date; no main shipwreck body has been located, although, Seafarer has not searched in the deleted area. It is also possible that a ship began to break up on the site but the main body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value.

North Florida Shipwreck Site

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to explore the site. It is the Company's plan to request a recovery permit from the State of Florida for the site as soon as the research design report is completed and management determines it is the right course of action. The Company may choose to pursue a recovery permit only in area one of the Brevard County site, based on future findings. If a recovery permit is granted and the requisite environmental permits are obtained, then the Company plans to salvage the site in an archeologically sensitive manner. An archeologist with the technical skills, knowledge, and experience from around the world has been hired to help insure the integrity of the work. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

In 2014 the Company performed various exploration and recovery operations at this site, including leasing two vessels to work with alongside its main salvage vessel. The Company was hampered from performing extensive operations on the site by poor weather conditions during the fall/winter months in 2014 and so far in 2015. The Company plans to begin extensive operations on the site as soon as the weather permits in 2016.

Item 1. Business - continued

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however, the Company does have specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites for possible exploration and recovery. Should the Company decide that it will pursue exploration and salvage activities at other potential shipwreck sites it may be necessary to obtain salvage permits as well as environmental permits.

Certain Agreements

On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward the permitting have been taken for such site and the Company and partnership are awaiting the review of such permit request by the State of Florida.  As of December 31, 2015, the partnership has had no operations.

Florida Division of Historical Resources Agreements/Permits

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site. Currently the permit with the FBAR may eventually be renewed in the name of Seafarer Exploration Corp. under a judge’s order, however the Company is currently pursuing other projects and this project is not the primary focus of the Company’s efforts at this time. The permit had not been issued as of the filing of this report.

On July 28, 2014 the Company’s partnership with Marine Archeological Partners, LLC, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance.

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

As of December 31, 2015, future minimum rental payments required under this non-cancelable operating lease total $14,802 for the year ending December 31, 2016 and $7,510 for the year ending December 31, 2017.

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

As of December 31, 2015, future minimum rental payments required under this non-cancelable operating lease total $13,000 for the year ending December 31, 2016.

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

Item 3. Legal Proceedings - continued

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno site to Seafarer Exploration, erasing all rights of Tulco Resources. The company is currently filing an Admiralty Claim over such site as well in the United States District Court.

Item 3. Legal Proceedings - continued

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

During the year ended December 31, 2015 the Company’s share price traded below $0.01 for more than 30 days and as a result is now quoted on the Pink Sheets. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0085 and $0.0019 for the year ended December 31, 2015, and $0.0245 and $0.0040 for the year ended December 31, 2014. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue.

The range of high and low bid prices for our common stock during each quarter for 2014 and 2015 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2014	0.0190	0.0111
June 30, 2014	0.0200	0.0126
September 30, 2014	0.0245	0.0105
December 31, 2014	0.0155	0.0040
March 31, 2015	0.0085	0.0036
June 30, 2015	0.0064	0.0033
September 30, 2015	0.0045	0.0020
December 31, 2015	0.0040	0.0019

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities- continued

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

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at March 14, 2016 was 1,778 shareholders holding 540,495,174 restricted shares in certificated securities and 830,124,887 non restricted shares.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 201 Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2015 and 2014.   It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities- continued

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

Recent Sales of Unregistered Securities

During the three month period ended December 31, 2015, the Company issued 8,000,000 of its restricted shares of its common stock to various consultants for operations, business advisory, accounting, financial and administrative consulting services. During the year ended December 31, 2015, the Company issued 53,250,000 of its restricted shares of its common stock to various consultants. These shares were issued for business advisory, executive, operations, corporate and financial, accounting, corporate communications, and administrative consulting services. During the year ended December 31, 2015 a related party vendor agreed to convert a portion of its debt, $62,936 into 15,734,068 shares of the Company’s common stock   The Company also issued or agree to issue 7,750,000 shares of its restricted common stock for financing fees. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and such securities were issued for services rendered to sophisticated and/or accredited investors.

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2015, June 30, 2015, and September 30, 2015. On various dates during the year ended December 31, 2015, the Company entered into subscription agreements to sell 51,400,000 shares of its restricted common stock to six investors and receive proceeds of $102,800. The proceeds were used for general corporate purposes, working capital and the payment of debt. During the year ended December 31, 2015 the Company entered into subscription agreements to sell 158,098,541 shares of its restricted common stock and received proceeds of $434,169. 38,707,143 of the shares issued in 2015 under subscription agreements were subject to anti-dilution protection guaranteeing the shareholders a minimum value ranging from $0.001 to $0.002 per share. The Company issued 7,500,000 shares to a shareholder in conjunction with a repricing agreement. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. The proceeds were used for general corporate purposes, working capital and the payment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended December 31, 2015 the holder of a convertible promissory note with an aggregate face value of $47,092 elected to convert a portion of the principal balance of the note, a total of $12,000, into 3,750,000 shares of the Company’s common stock. During the year ended December 31, 2015 the holders of various convertible promissory notes with an aggregate face value of $241,500 elected to convert the principal balance of their notes plus accrued interest into 103,413,609 shares of the Company’s common stock and a related party vendor agreed to convert $62,936 of debt into 15,734,068 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities- continued

Repurchase of Securities

During the years ended December 31, 2015 and 2014, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks including archaeological research around the world. The business plan also includes in-depth archival research and translation of historical documents from archives and repositories from around the world. In addition to the research is ongoing education of all independent contractors involved in operations with the Company. College level courses in archaeology are being taught by a Ph.D. to all independent contractors in an ongoing program to help educate the independent contractors in context, work methodology, documentation, and conservation.  This type of business venture is extremely speculative in nature and there is a tremendous amount of risk that any capital invested in and/or borrowed by the Company could be lost.

It has been estimated by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”) that there are over three million undiscovered shipwrecks around the world and a few of these shipwrecks were lost with verifiable cargoes that contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a very high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure of any kind.

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult and the probability that the Company will locate valuable artifacts or treasure is extremely remote. If the Company is not able to locate artifacts or treasure with significant value, then there is high probability that the Company will face adverse consequences.

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

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site there is a risk of theft of such items at sea, both before or after the recovery or while the artifacts are in transit to a safe destination, as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

   There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a speculative and risky business venture. There is also significant expense involved in research and ongoing educational programs. Research expenses involve paying scientists for translations, dues and fees for various historical entities such as archives, travel and accommodations, and research materials. There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk.

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market prices of the Company’s securities.

Accordingly, an investment in our securities is highly speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making an investment in securities.

Plan of Operation

During the periods ended December 31, 2015 and 2014, the Company has taken the following steps to implement its business plan:

●
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, salvaging and recovering historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and money researching potential shipwrecks including obtaining information from foreign archives.

●	Although the Company has not generated revenues to date our business goals continue to evolve. Relationships are being developed with foreign dignitaries and scientists around the world.

●	The Company is discussing revenue producing opportunities at this time.

●	The Company has funded and helped create a non-profit organization called the National Foundation for Marine Sciences and funded two scholarships.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorized Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently Management believes that the permit with the Florida Division of Historical Resources is in the renewal process and if renewed will be solely in the name of Seafarer Exploration Corp. under a judge’s order.  The potential renewal permit has not been issued as of the filing of this report.

The Juno Beach Shipwreck site is a speculative and highly risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also the possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc. Additionally, Management believes the previous partner, Tulco Resources, deleted a significant portion of the 2003 magnetometer survey which may contain portions of the wreck itself. The Company is currently in the process of performing additional research and a cesium vapor magnetometer survey of the deleted area. While in process, this survey has not been completed as of the filings of this report.

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

There is a historic shipwreck site located off of Lantana Beach Florida in which the Company had received a three stage permit from the Florida Division of Historical Resources. The permit was for three years starting in November 2012 and ending in November 2015. The permit may be renewed at the end of the third year, although this will not happen because the Company has determined the wreck is an 1870’s composite ship and has cancelled the permit with the State. Phase 1 of the permit has been completed. The Company's plan was to salvage the site in an archeologically sensitive manner once Phase 2 has been completed. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and recovery operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. These permits have not been issued as of the filing date of this report.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however, the Company does have some specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites, including sites located internationally, for possible exploration and recovery. Seafarer is also continuing to build relationships in Cuba with its educational and humanitarian efforts. Seafarer is currently working on an educational video already completely filmed in Cuba in anticipation of the potential end of the embargo. Should the Company decide that it will pursue exploration and salvage activities at other potential shipwreck sites, it may be necessary to obtain various salvage permits as well as environmental permits.

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

At December 31, 2015, the Company had a working capital deficit of $1,215,492. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 13, 2016.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company’s net loss for the year ended December 31, 2015 was $1,151,331 as compared to a net loss of $2,151,361 for the year ended December 31, 2014, a decrease of approximately 46.5% year-over-year. The decrease in the net loss for the year ended December 31, 2015 was due to a significant decrease in interest expense and decreases in consulting and contractor expenses, professional fees, vessel repair and maintenance expenses and travel and entertainment expenses. Interest expense for the twelve month period ended December 31, 2015 was $93,967 versus an expense of $1,015,517 for the twelve month period ended December 31, 2014. The approximate 90% decrease in interest expense in 2015 was due to the fair value measurement of several convertible notes.  The Company incurred consulting and contractor expenses of $624,412 during the year ended December 31, 2015 versus $661,899 for the year ended December 31, 2014. The 5.7% decrease in consulting related expenses in 2015 was largely a result of overall lower amounts of stock based compensation paid to consultants. For the year ended December 31, 2015, the Company incurred professional fees of $118,059 as compared to $128,344 for the year ended December 31, 2014. The primary reason for the approximate 8% decrease in professional fees during the year ended December 31, 2015 was mostly due to a reduction in stock based compensation paid for legal services due to the winding down of a major legal case. The Company incurred vessel related expenses of $46,355 during the year ended December 31, 2015 versus $89,631 during the year ended December 31, 2014, a decrease of approximately 48%. The 48% decrease in vessel expense was due to fewer overall significant maintenance issues with the Company’s primary salvage vessel in 2015. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel the Company anticipates that it will continue to require repairs and in some cases major unforeseen repairs. Travel and entertainment expenses decreased approximately 50%, from $142,792 for the twelve month period ended December 31, 2014 to $70,800 for the twelve month period ended December 31, 2015. The decrease in travel and entertainment expenses was generally due to the Company not having to pay for hotel lodging expenses on a regular basis for several of its independent contract divers and operations personnel as a result of renting an operations house where personnel are able to stay while performing services for the Company. During the twelve month period ended December 31, 2015, the Company general and administrative expenses were $117,897 as compared to $78,345 during the twelve month period ended December 31, 2014, an increase of approximately 50.5%.  Rent expense was $45,857 for the twelve month period ended December 31, 2015 versus $29,749 for the same period in 2014, an increase of nearly 54%. Rent expense increased in 2015 largely due to the Company leasing an operations house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and contractors involved in its exploration and recovery operations

Liquidity and Capital Resources

At December 31, 2015, the Company had $5,097 cash in the bank.   During the year ended December 31, 2015 and the year ended December 31, 2014, the Company incurred net losses of $1,151,331 and $2,151,361, respectively. At December 31, 2015, Seafarer had $33,970 in current assets and $1,249,462 in current liabilities, leaving the Company a working capital deficit of $1,215,492.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2015. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2015 and 2014 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended December 31, 2015 and 2014, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2015, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,057,364 for the year ended December 31, 2015 and $1,164,744 for the year ended December 31, 2014. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s financial statements for the years ended December 31, 2015 and 2014 contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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
DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Seafarer Exploration Corp.

We have audited the accompanying balance sheets of Seafarer Exploration Corp. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Seafarer Exploration Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida April 7, 2016

SEAFARER EXPLORATION CORP.
BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
Assets

Current assets:
Cash	$5,097	$12,424
Prepaid expenses	28,557	29,991
Settlement receivable	-	18,000
Deposits	316	1,183
Total current assets	33,970	61,598

Property and equipment, net	63,276	96,255

Total assets	$97,246	$157,853

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$244,678	$191,967
Convertible notes payable, net of discounts of $17,295 and $14,148	45,705	10,852
Convertible notes payable, related parties, net of discounts of $-0- and $15,064	9,000	22,936
Convertible notes payable, in default	391,300	341,300
Convertible notes payable, in default - related parties	167,500	129,500
Convertible notes payable, at fair value	311,076	761,677
Shareholder loan	32,703	3,500
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	17,500	7,500
Total current liabilities	1,249,462	1,499,232

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2015 and 2014	-	-
Series B - 60 shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.0001 par value - 1,500,000,000 shares authorized; 1,332,102,348 and
986,356,130 shares issued and outstanding at December 31, 2015 and 2014	133,210	98,636
Additional paid-in capital	10,040,526	8,734,606
Accumulated deficit	(11,325,952)	(10,174,621)
Total stockholders' deficit	(1,152,216)	(1,341,379)
Total liabilities and stockholders' deficit	$97,246	$157,853

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	624,412	661,899
Professional fees	118,059	128,344
General and administrative expense	117,897	78,345
Depreciation expense	33,984	33,984
Rent expense	45,857	29,749
Vessel expense	46,355	89,631
Travel and entertainment expense	70,800	142,792
Total operating expenses	1,057,364	1,164,744

Loss from operations	(1,057,364)	(1,164,744)

Other income (expense):
Interest expense, net	(93,967)	(1,015,517)
Legal settlement	-	30,000
Impairment loss	-	(1,100)
Total other income (expense)	(93,967)	(986,617)

Net loss	$(1,151,331)	$(2,151,361)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	1,187,757,189	904,898,653

See accompanying notes to the financial statements.

SEAFARER EXPLPLORATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock value	Capital	Deficit	Total
Balance, December 31, 2013	$844,216,349	$84,422	$7,453,578	$(8,023,260)	$(485,260)

Common stock issued for services	12,998,141	1,300	193,935	-	195,235

Common stock issued on conversion of notes payable and
stockholder loans	61,721,283	6,172	544,152	-	550,324

Common stock issued for subscription agreements	67,420,357	6,742	391,874	-	398,616

Beneficial conversion feature arising from convertible note
financing	-	-	151,067	-	151,067

Net loss	-	-	-	(2,151,361)	(2,151,361)
Balance, December 31, 2014	986,356,130	98,636	8,734,606	(10,174,621)	(1,341,379)

Stock issued to settle accounts payable	15,734,068	1,573	61,363	-	62,936

Conversion of notes payble and accrued interest	103,413,609	10,341	465,823	-	476,164

Stock issued for cash	158,098,541	15,810	418,359	-	434,169

Stock issued for services	53,250,000	5,325	222,725	-	228,050

Stock issued for financing fees	7,750,000	775	18,400	-	19,175

Increase in Additional paid in capital relating to the
beneficial conversion feature of notes payable	-	-	120,000	-	120,000

Shares issued for repricing	7,500,000	750	(750)	-	-

Net income	-	-	-	(1,151,331)	(1,151,331)
Balance December 31, 2015	$1,332,102,348	$133,210	$10,040,526	$(11,325,952)	$(1,152,216)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Operating activities
Net loss	$(1,151,331)	$(2,151,361)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities
Depreciation	33,984	33,984
Amortization of beneficial conversion feature and
warrants	116,152	269,277
Interest (income) expense on fair value adjustment	(88,175)	717,006
Common stock issued for services	255,676	195,235
Common stock issued for financing fees	11,675	-
Impairment of assets	-	1,100
Decrease (increase) in:
Settlement receivable	18,000	(18,000)
Prepaid expenses and deposits	2,301	(3,167)
Advances from shareholder	-	3,267
Increase (decrease) in:
Accounts payable and accrued expenses	88,021	49,384
Net cash provided (used) by operating activities	(713,697)	(903,275)

Cash flows from investing activities
Purchase of equipment	(1,005)	-
Net cash used by investing activities	(1,005)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	434,169	398,616
Proceeds from the issuance convertible notes payable	237,000	456,505
Proceeds from the issuance convertible notes payable, related parties	9,000	81,505
Payment on convertible notes payable	(12,000)	(25,005)
Proceeds for notes payable	65,000	-
Payments on notes payable	(55,100)	-
Proceeds from loans from stockholders	39,406	5,500
Payments on loans from stockholders	(10,100)	(2,000)
Net cash provided by financing activities	707,375	915,121

Net increase (decrease) in cash	(7,327)	11,846

Cash - beginning of year	12,424	578
Cash - ending of year	$5,097	$12,424

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$6,000	$5,000
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy outstanding invoices	$35,309	$-
Convertible debt converted and accrued interest to common stock	$476,164	$550,324

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 6, 2016. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2015 and 2014.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there because outstanding common stock equivalents would have been anti-dilutive, as of December 31, 2015 and 2014.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - continued

Components of loss per share for the respective years are as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Net loss attributable to common shareholders	$(1,151,331)	$(2,151,361)

Weighted average shares outstanding:
Basic and diluted	1,187,757,189	904,898,653

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at December 31:

	2015	2014
Diving vessel	$326,005	$325,000
Generator	7,420	7,420
Less accumulated depreciation	(270,149)	(236,165)
	$63,276	$96,255

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $33,984.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - continued

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. ASC 360-10 provides guidance on accounting for property, plant, and equipment, and the related accumulated depreciation on those assets. ASC 360-10 also includes guidance on the impairment or disposal of long-lived assets. ASC 360-10 notes that long-lived tangible assets include land and land improvements, buildings, machinery and equipment, and furniture and fixtures. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company has determined there has been no impairment in the carrying value of its long-lived assets at December 31, 2015 and 2014, respectively.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended December 31, 2015 and 2014, the Company did not report any revenues.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 provides comprehensive guidance on derivative and hedging transactions. It sets forth the definition of a derivative instrument and specifies how to account for such instruments, including derivatives embedded in hybrid instruments. In addition, ASC 815 establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure. Hedge accounting provides an alternative, special way of accounting for such relationships. ASC 815 also provides guidance on how reporting entities determine whether an instrument is (1) indexed to the reporting entity’s own stock and (2) considered to be settled in the reporting entity’s own stock. Such a determination will dictate whether an instrument should  be accounted for as debt or equity and the appropriate accounting for the instrument. Finally, ASC 815 addresses the accounting for non-exchange-traded weather derivatives. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2015 and 2014, all of the Company’s convertible notes payable were classified as conventional instruments.

 The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. ASC 470-10 addresses classification determination for specific obligations, such as short-term obligations expected to be refinanced on a long-term basis, due-on-demand loan arrangements, callable debt, sales of future revenue, increasing rate debt, debt that includes covenants, revolving credit agreements subject to lock-box arrangements and subjective acceleration clauses, indexed debt. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CAPITAL STOCK

At December 31, 2015 the Company was authorized to issue 1,500,000,000 shares of $0.0001 par value common stock. Per the Company’s filing on Form 8-K filed on January 26, 2016, the Board of Directors voted to increase the authorized shares of the Corporation from 1,500,000,000 common shares to 1,750,000,000 common shares (See Note 12 below).

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At December 31, 2015 the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of December 31, 2015 and 2014, no shares of preferred stock had been converted into shares of the Company’s common stock.

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

At December 31, 2015 the Company had 38,707,143 common shares issued and outstanding that were subject to anti-dilution protection guaranteeing the shareholders a minimum value ranging from $0.001 to $0.002 per share. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period.

Warrants and Options

During the year ended December 31, 2015 the Company issued warrants to purchase a total of 63,745,834 shares of its restricted common stock:

April 20, 2015 to November 20, 2015	10,000,000	$0.0050
May 08, 2015 to May 8, 2016	1,562,500	$0.0050
May 11, 2015 to November11, 2016	5,000,000	$0.0050
June 8, 2015 to December 8, 2016	10,000,000	$0.0032
June 16, 2015 to December 16, 2016	2,000,000	$0.0050
June 29, 2015 to December 29, 2015	8,333,334	$0.0050
July 8, 2015 to January 8, 2017	700,000	$0.0050
July 14, 2015 to January 14, 2017	3,000,000	$0.0050
August 1, 2015 to August 1, 2016	2,000,000	$0.0050
August 19, 2015 to February 19, 2017	750,000	$0.0100
September 18, 2015 to September 18, 2020	4,000,000	$0.0030
December 03, 2015 to June 03, 2017	2,000,000	$0.0040
December 03, 2015 to December 03, 2016	900,000	$0.0050
December 24, 2015 to June 24, 2016	12,500,000	$0.0040
December 29, 2015 to June 29, 2017	1,000,000	$0.0040

	63,745,834

As of December 31, 2015, a convertible note holder had a warrant to purchase 4,000,000 shares of its common stock with an exercise price of $0.005 per share for a period of ten years beginning on November 20, 2012.

NOTE 5 - INCOME TAXES

At December 31, 2015 and 2014, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income. The amounts available were approximately $11,326,000 and $10,175,000 for Federal purposes. The Federal carry forward begin to expire in 2033. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES - continued

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015 and 2014, the Company did not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2015 and 2014, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently in the process of filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Income tax at federal statutory rate	(34.00%)	(34.00%)
State tax, net of federal effect	(3.96%)	(3.96%)
	37.96%	37.96%
Valuation allowance	(37.96%)	(37.96%)
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2015 and 2014, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of $11,326,000 and $10,175,000, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2015 and 2014.

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

As of December 31, 2015, future minimum rental payments required under this non-cancelable operating lease total $14,802 for the year ending December 31, 2016 and $7,510 for the year ending December 31, 2017.

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

As of December 31, 2015, future minimum rental payments required under this non-cancelable operating lease total $13,000 for the year ending December 31, 2016.

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

Convertible Notes Payable

The following table reflects the convertible notes payable, other than the notes that have been remeasured to fair value which are discussed later in Note 7, as of December 31, 2015:

Issue	Maturity	December 31,	Interest	Conversion
Date	Date	2015	Rate	Rate
Convertible notes payable:
April 20, 2015	April 20, 2016	$38,000	6.00%	0.00320
September 18, 2015	March 18, 2016	25,000	6.00%	0.00200
Unamortized discounts		17,295
Balance		$45,705

Convertible notes payable – related party
July 14, 2015	January 14, 2016	$9,000	6.00%	0.00300

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
July 16, 2012	July 30, 2013	5,000	6.00%	0.0050
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	25,000	6.00%	0.0050
Balance		$391,300

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
Balance		$167,500

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable as of December 31, 2015 and 2014:

Issue Date	Maturity Date	2015	2014	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%
October 6, 2015	November 11, 2015	10,000	--	6.00%

		17,500	7,500
Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$47,500	$37,500

Convertible Notes Payable

Between January 1, 2015 and December 31, 2015, the Company issued four (4) convertible notes payable totaling $109,000. The notes include interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The notes and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

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

The following tables reflect the aggregate allocation as of December 31:

	2015	2014
Face value of convertible notes payable	$63,000	$151,500

Beneficial conversion feature	(17,295)	(29,212)

Carrying value	$45,705	$122,288

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the twelve months ended December 31, 2015 and 2014, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $116,000 and $269,000 respectively.

At December 31, 2015 and 2014, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $135,581 and $91,754, respectively, and included in accounts payable and accrued expenses on the accompanying balance sheets.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Shareholder Loan

At December 31, 2015 the Company had a loan outstanding to a shareholder in the amount of $2,920 at 0% interest. The Company also has a loan outstanding to its CEO in the amount of $29,683 with a 6% annual rate of interest and another loan outstanding to its CEO for $100 at 0% interest.

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

During the twelve month period ended December 31, 2015, the remaining principal balance of $52,000 plus accrued interest was converted into 22,531,030 shares of common stock.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

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

During the twelve month period ended December 31, 2015, the note was converted into 18,601,734 shares of common stock.

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

During the twelve month period ended December 31, 2015, the note was converted into 23,900,625 shares of common stock.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

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

During the twelve month period ended December 31, 2015, the Company repaid $12,000 of principal and accrued interest of the note and the remaining balance of the note was converted into 15,980,220 shares of common stock.

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

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

During the twelve month period ended December 31, 2015, the note was converted into 18,650,000 shares of common stock.

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

At December 31, 2015, the $44,000 face value convertible note payable was recorded at its fair value of $100,588.

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $42,308 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $29,789 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

At December 31, 2015, the $38,500 face value convertible note payable was recorded at its fair value of $94,262.

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

December 31, 2015, the $27,000 face value convertible note payable was recorded at its fair value of $58,331.

On December 15, 2015 the Company entered into a convertible note payable with a corporation.  The note payable  in the amount of $27,500, including a $2,500 original issue discount, and bears interest at 12.0% per annum and is due on September 3, 2017. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 65% multiplied by the lowest trade price for the Company’s common stock in the twenty-five (25) trading day period previous to the conversion. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

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

At December 31, 2015, the $27,500 face value convertible note payable was recorded at its fair value of $57,895.

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

The following tables summarize the effects on December 31, 2015:

Face value of the convertible notes payable	$137,000
Interest expense to record the convertible notes at
fair value on the date of issuance	93,479
Interest income to mark to market the convertible notes on December 31, 2015	80,597
December 31, 2015 fair value	$311,076

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

Exploration Permit with the Florida Division of Historical Resources for an Area off of Juno Beach, Florida

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently the Management believes that the permit with the FBAR may eventually be renewed solely in the name of Seafarer Exploration Corp. under a judge’s order, however the renewal of this permit is not currently a priority for the Company. The permit had not been issued as of the filing date of this report.

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

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – MATERIAL AGREEMENTS - continued

In April of 2015, the Company entered into agreements or exteneded the terms of previous advisory agreements with ten separate individuals to either join or rejoin the Company’s advisory council. Under the advisory council agreements all of the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the nine of the advisors 1,000,000 shares a piece and one advisor 2,000,000 shares, an aggregate total of 11,000,000 restricted shares of its common stock. According to the agreements each of the Advisor’s shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If any of the advisors or the Company terminates the advisory council agreements prior to the expiration of the one year terms, then each of the advisors whose agreement has been terminated has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

In August of 2015 the Company entered into a consulting agreement with a corporation under which the corporation agreed to provide various services including business development, digital arbitrage and developing, studying and evaluating revenue proposals in order to assist the Company in attempting to generate revenue. The term of the agreement will continue until the completion of the services. The Company agreed to pay the consultant a total of 2,000,000 shares of its restricted common stock with 1,000,000  shares being restricted for 6 months from the execution of the agreement and 1,000,000 shares being restricted for 1 year from the execution of the agreement.

In October of 2015 the Company entered into a consulting agreement with an individual under which the consultant agreed to provide various services including business development, mergers and acquisitions, business strategy and business introductions. The term of the agreement will continue until the completion of the services. The Company agreed to pay the consultant a total of 1,500,000 shares of its restricted common stock.

In October of 2015 the Company entered into a consulting agreement with an individual under which the consultant agreed to provide various services including business development, international introductions, translation services and the analysis of the historic shipwreck industry in Cuba. The term of the agreement will continue until the completion of the services. The Company agreed to pay the consultant a total of 2,000,000 shares of its restricted common stock with 1,000,000 shares being restricted for 6 months from the execution of the agreement and 1,000,000 shares being restricted for 1 year from the execution of the agreement. The Company also agreed to pay the consultant $100 per day when travelling on Company business.

In November of 2015 the Company entered into a consulting agreement with an individual under which the consultant agreed to provide various management consulting, business advisory, and shareholder notification and information services. The term of the agreement will continue until the completion of the services or for one year. The Company agreed to pay the consultant a total of 2,000,000 shares of its restricted common stock.

The Company has an ongoing agreement to pay a limited liability company a monthly fee of $3,500 in cash or $5,000 per month in restricted stock for archeological services and the review of historic shipwreck research consulting services. All fees paid to the related party consultant during the period ended December 31, 2015 and 2014 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement to pay an individual a monthly fee of $3,500 per month for archeological consulting services.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for providing ongoing business advisory and strategic planning and consulting services, assistance with financial reporting, accounting, IT management, and administrative services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the related party consultant during the period ended December 31, 2015 and 2014 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – MATERIAL AGREEMENTS - continued

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. The Company paid the related party consultant a total of $47,200 in 2015, an amount that included bonus payments for extra services provided to the Company. All fees paid to the related party consultant during the period ended December 31, 2015 and 2014 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At December 31, 2015, the Company owed the related party limited liability company $27,287 for transfer agency services rendered and for the reimbursement of legal fees. . In January 2015, the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The Company paid the transfer agency $5,451 in 2015 for transfer agency fees. All fees paid to the related party consultant during the period ended December 31, 2015 and 2014 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

NOTE 9 – LEGAL PROCEEDINGS

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

NOTE 9 – LEGAL PROCEEDINGS - continued

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

NOTE 9 – LEGAL PROCEEDINGS - continued

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno site to Seafarer Exploration, erasing all rights of Tulco Resources. The company is currently filing an Admiralty Claim over such site as well in the United States District Court.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

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

In February and March of 2015, a related party shareholder provided an interest free loan to the Company in the amount of $2,900. As of December 31, 2015, the loan balance outstanding to the related party shareholder was $2,900.

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

In October of 2015, the Company entered into a promissory note agreement in the amount of $10,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before November 15, 2015. The note also provided that the related party lender would receive a 500,000 share origination fee for providing the loan and an additional 3,000,000 shares if the loan was not repaid by the due date. The note is not secured and was still outstanding at December 31, 2015.

In December 2015, the Company’s CEO provided an interest free loan to the Company in the amount of $100. There was no repayment terms of this loan and the loan remained outstanding as of December 31, 2015.

In December 2015, the Company’s CEO paid legal fees on behalf of the Company totaling $29,683. The Company agreed that the payments would be converted into a shareholder loan and the CEO would receive 6% interest on the outstanding balance. The Company also agreed to pay 3,000,000 shares of its restricted common stock to the CEO in the event that the loan was not repaid by June 14, 2016.

In December of 2015, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 1,000,000 shares of the Company’s restricted common stock at a price of $0.002 per share and the Company received proceeds of $2,000. Under the subscription agreement the related party investor received a warrant to purchase 1,000,000 shares of the Company’s common stock at a price of 0.04 for a period of eighteen months form the execution date of the subscription agreement.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. The Company paid the related party consultant a total of $47,200 in 2015, an amount that included bonus payments for extra services provided to the Company. All fees paid to the related party consultant during the period ended December 31, 2015 and 2014 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At December 31, 2015, the Company owed the related party limited liability company $27,287 for transfer agency services rendered and for the reimbursement of legal fees. . In January 2015, the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The Company paid the transfer agency $5,451 in 2015 for transfer agency fees. All fees paid to the related party consultant during the period ended December 31, 2015 and 2014 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company agreed to rent a cesium vapor magnetometer from a related party in 2014. As of December 31, 2015 the Company and the related party had not entered into a written rental agreement and were still negotiating the amount to be paid in order for the Company to lease the magnetometer. No payments or funds were owed to the related party as of December 31, 2015.

At December 31, 2015 the following promissory notes and shareholder loans were outstanding to related parties:

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

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

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

A convertible note payable dated July 21, 2014 due to a person related to the Company’s CEO with a face amount of $17,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.008 per share. The convertible note payable was due on or before January 25, 2015 and is not secured. The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated July 14, 2015 due to a person related to the Company’s CEO with a face amount of $9,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0030 per share.  The convertible note payable was due on or before January 14, 2016 and is not secured.

A loan in the amount of $2,920 due to a related party shareholder. This loan does not bear interest and has no specific repayment terms.

A note payable dated October 6, 2015 in the principal amount of $10,000 due to one of the Company’s Directors. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before November 11, 2015. This note is currently in default due to non-payment of principal and interest.

A loan in the amount of $100 due to the Company’s CEO. This loan does not bear interest and has no specific repayment terms.

The Company also has a loan outstanding due to its CEO in the amount of $29,683. The loan is not secured and pays interest at a 6% per annum and the principal and accrued interest are due on or before June 14, 2016.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

Per the Company’s filing on Form 8-K filed on January 26, 2016, the Board of Directors, pursuant to Section 607.0704, Florida Statutes, the Board of Directors, acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 1,500,000,000 common shares to 1,750,000,000 common shares. Such filing was filed with the State of Florida on January 20th , 2016.

Per the Company’s filing on Form 8-K filed on March 23, 2016, on March 23, 2016 the Board of Directors signed a universal settlement agreement with the Plaintiffs in the litigation matters of Micah Eldred, et al., v. Seafarer Exploration, et al. , Hillsborough County, Florida, Case No. 09-CA-30763, and Micah Eldred v. Seafarer Exploration Corp., et al., Hillsborough County, Florida , Case No. 14-CA-5360,  and in the matter of Seafarer Exploration, et al. v. Micah Eldred, et al., Hillsborough County, Florida, Court of Appeals Case No. 14-2884, specifically: Micah Eldred, Michael Daniels, Diane J. Harrison, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Toni A. Eldred FBO Jordan Gratton, Toni A. Eldred FBO Justin Gratton, Vanessa A Verbosh, Oksana Savchenko, Matthew J. Presy, Olessia Kritskaia, Ekaterina Messinger, Abby Lord, Ioulia Hess, Anna Krokhina, George Linder, Christine Zitman, Carl Dilley, Heather Dilley, Robert Lizzano, Elizabeth Lizzano, Karen Lizzano, Susan Miller, Jillian Mally, Michael Mona, Alan Wolper, Sarah Wolper, Alan Wolper FBO Michael Wolper, Spartan Securities Group, Ltd., and Am Asia Consulting entered into the settlement agreement with Seafarer.  An earlier named party, CADEF, The Childhood Autism Foundation, Inc., had previously entered into a settlement agreement and is no longer a party in the Litigation.

The settlement called for both cases to be dismissed, with prejudice, and the Plaintiffs in case number 09-CA-30763 agreed to surrender and cancel all of their 32,300,000 shares of restricted common stock to be returned to the treasury of the Corporation. All such shares have been returned for cancellation but have not yet been cancelled as of the filing date of this Form 10-K. On March 23, 2016 Seafarer CEO signed the resolution to cancel the 32,300,000 shares and instructed the transfer agent ClearTrust LLC to cancel the shares and return them to treasury for the benefit of Seafarer thus reducing the number of outstanding shares by 32,300,000 shares.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2015.    Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised).  Based on our evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 9A. Controls and Procedures - continued

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of December 31, 2015 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2015.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	55	President, Chief Executive Officer, Chairman of the Board
Charles Branscumb	45	Director
Robert L. Kennedy	64	Director

Kyle Kennedy
President, Chief Executive Officer, Chairman of the Board

In 2001, Kyle Kennedy co-founded Spartan Group Holdings, Inc., a group of companies offering security sales and trading and investment banking services. In 2003, Mr. Kennedy was also one of the founders of Island Stock Transfer, a securities transfer and processing company. Prior experience includes: August 1995 to Present – President of Kennedy and Associates, Business Consultants; March 1998 to December 1998 – Vice President Corporate Finance, Palm State Equities, Inc.; January 1999 to September 1999 – Vice President Investment Banking, 1st American Investment Banking; September 1999 to May 2000 – President and CEO, Nowtrade Corp. Mr. Kennedy is a senior financial executive, CEO, and President, with over 28 years experience in the brokerage business. He has held the following licenses: Series 3, 4, 7, 52, 63, 24 and 55. He created, built and co-managed over $400 million of assets in money management, with specific focus in equity analysis. Mr. Kennedy’s public company experience includes his position as Executive Vice President and ultimately, acting President, of a public holding company with four diverse operating entities. He performed the day to day operations of the company and management. He was directly responsible for the turnaround of this complex, diverse holding company and successfully developed and implemented a creditor workout plan, negotiating with over 100 creditors, collection agencies and attorneys.

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

Item 10. Directors, Executive Officers and Corporate Governance - continued

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

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/15	--	--	--	--	--	--	$4,126	$4,126
	12/31/14	--	--	--	--	--	--	$417	$417
	12/31/13	--	--	--	--	--	--	--	--

(1)
The Company does not pay a salary, bonus or stock compensation to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2015, December 31, 2014 and December 31, 2013. The Company’s Board of Directors agreed that it would provide compensation to Mr. Kennedy beginning in 2015, however the amount of compensation has not yet been determined. The Company also agreed to provide Mr. Kennedy with health insurance starting in November of 2014. During the year ended December 31, 2015 the Company paid $4,126 in health insurance premiums for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s dive operations are on the east coast of Florida and the Company’s headquarters are located on the west coast of Florida. The Company decided that it would be less expensive for Mr. Kennedy to use his personal vehicle than to lease him a car. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his vehicle for Company business. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his vehicle for Company business and reimburses him for various other Company business related expenses. The Company also paid $5,447 in 2015. $5,713 in 2014, $3,890 in 2013 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

All compensation paid to executives who were officers of the Company for the years ending December 31, 2015, 2014 and 2013, is reflected in the Officers Summary Compensation Table.

Item 11. Executive Compensation - continued

Directors Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/15	--	--	--	--	--	--	--	--
	12/31/14	--	--	--	--	--	--	--	--
	12/31/13	--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/15	--	--	$48,000	--	--	--	--	$48,000
	12/31/14	--	--	--	--	--	--	--	--
	12/31/13	--	--	$26,250	--	--	--	--	$26,250

Dr. Robert Kennedy (3)	12/31/15	--	--	$36,000	--	--	--	--	$36,000
	12/31/14	--	--	$29,000	--	--	--	--	$29,000
	12/31/13	--	--	$26,000	--	--	--	--	$26,000

(1)	During the years ended December 31, 2015, 2014 and 2013, the Company did not pay any Director’s fees to Kyle Kennedy.
(2)
During the year ended December 31, 2015 the Company paid a fee of 8,000,000 restricted shares of its common stock to Mr. Branscum, valued at $48,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2014, the Company did not pay any fees to Mr. Branscum for his participation as a member of the Board of Directors. During the year ended December 31, 2013, the Company paid a fee of 1,500,000 restricted shares of its common stock to Mr. Branscum, valued at $26,250, in exchange for his participation as a member of the Board of Directors.

(3)
During the year ended December 31, 2015 the Company paid a fee of 6,000,000 restricted shares of its common stock to Dr. Kennedy, valued at $36,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2014, the Company paid a fee of 2,000,000 restricted shares of its common stock to Dr. Robert Kennedy, valued at $29,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2013, the Company paid a fee of 4,000,000 restricted shares of its common stock to Dr. Robert Kennedy, valued at $26,000, in exchange for his participation as a member of the Board of Directors.

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors who were directors of the Company during the years ended December 31, 2015, 2014 and 2013 is reflected in the Directors Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - continued

Our total authorized capital stock consists of 1,750,000,000 shares of common stock, $0.0001 par value per share. As of March 14, 2016, there were 1,370,620,061 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of March 14, 2016.

			Percentage
			Of Common
			Shares
	Shares of Common Stock		Beneficially
Name and Address of Beneficial Owner (1)	Beneficially Owned		Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	35,500,000	(3)	2.59%
Charles Branscum – Director	15,000,000		1.09%
All directors and officers as a group (2 persons)	66,340,267		4.84%
Credo Argentarius, LLC	35,500,000	(3)	2.59%
Robert L. Kennedy	15,840,267		1.16%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.
(2)	Percentages are based on 1,370,620,061 shares of common stock issued and outstanding at March 14, 2016.
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

In October of 2015, the Company entered into a promissory note agreement in the amount of $10,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before November 15, 2015. The note also provided that the related party lender would receive a 500,000 share origination fee for providing the loan and an additional 3,000,000 shares if the loan was not repaid by the due date. The note is not secured and was still outstanding at December 31, 2015.

In December 2015, the Company’s CEO provided an interest free loan to the Company in the amount of $100. There was no repayment terms of this loan and the loan remained outstanding as of December 31, 2015.

In December 2015, the Company’s CEO paid legal fees on behalf of the Company totaling $29,683. The Company agreed that the payments would be converted into a shareholder loan and the CEO would receive 6% interest on the outstanding balance. The Company also agreed to pay 3,000,000 shares of its restricted common stock to the CEO in the event that the loan was not repaid by June 14, 2016.

In December of 2015, an individual who is related to the Company’s CEO entered into a subscription agreement to purchase 1,000,000 shares of the Company’s restricted common stock at a price of $0.002 per share and the Company received proceeds of $2,000. Under the subscription agreement the related party investor received a warrant to purchase 1,000,000 shares of the Company’s common stock at a price of 0.04 for a period of eighteen months form the execution date of the subscription agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence - continued

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. The Company paid the related party consultant a total of $47,200 in 2015, an amount that included bonus payments for extra services provided to the Company. All fees paid to the related party consultant during the period ended December 31, 2015 and 2014 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At December 31, 2015, the Company owed the related party limited liability company $27,287 for transfer agency services rendered and for the reimbursement of legal fees. . In January 2015, the Company entered into a separate debt settlement agreement with the related party vendor to settle a total of $62,936 of outstanding debt related to legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 15,734,068 shares of its common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $62,936 from the sale of the stock, then the consultant is entitled to receive up to an additional 5,000,000 shares of common stock or a cash payment until the balance is paid in full. The Company paid the transfer agency $5,451 in 2015 for transfer agency fees. All fees paid to the related party consultant during the period ended December 31, 2015 and 2014 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company agreed to rent a cesium vapor magnetometer from a related party in 2014. As of December 31, 2015 the Company and the related party had not entered into a written rental agreement and were still negotiating the amount to be paid in order for the Company to lease the magnetometer. No payments or funds were owed to the related party as of December 31, 2015.

At December 31, 2015 the following promissory notes and shareholder loans were outstanding to related parties:

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

A loan in the amount of $2,920 due to a related party shareholder. This loan does not bear interest and has no specific repayment terms.

A note payable dated October 6, 2015 in the principal amount of $10,000 due to one of the Company’s Directors. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before November 11, 2015. This note is currently in default due to non-payment of principal and interest.

A loan in the amount of $100 due to the Company’s CEO. This loan does not bear interest and has no specific repayment terms.

The Company also has a loan outstanding due to its CEO in the amount of $29,683. The loan is not secured and pays interest at a 6% per annum and the principal and accrued interest are due on or before June 14, 2016.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2015 and 2014, the Company paid $28,000 and $29,000 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2015 and 2014, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2015 and 2014.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.3	Seafarers Quest, LLC Operating Agreement dated March 03, 2014, incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

10.4	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated January 20, 2015.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 13, 2016	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 13, 2016	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 13, 2016	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director