Form 10-Q
period 2016-03-31
SEAFARER EXPLORATION CORP
filed 2016-05-23
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes  ☐ No ☑

As of May 18, 2016, there were 1,580,730,617 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2016

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

Item 1. Financial Statements

    SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
Assets

Current assets:
Cash	$12,999	$5,097
Prepaid expenses	8,592	21,200
Deposits	316	316
Total current assets	21,907	26,613

Property and equipment, net	54,780	63,276

Total assets	$76,687	$89,889

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$298,495	$244,678
Note payable	17,000	-
Convertible notes payable, net of discounts of $1,720 and $17,295	36,280	45,705
Convertible notes payable, related parties	5,000	9,000
Convertible notes payable, in default	411,300	391,300
Convertible notes payable, in default - related parties	176,500	167,500
Convertible notes payable, at fair value, net of discounts of $10,742 and $7,357	275,490	303,719
Shareholder loan	36,963	32,703
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	17,500	17,500
Total current liabilities	1,304,528	1,242,105

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Series B - 60 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.0001 par value - 1,750,000,000 shares authorized; 1,394,616,687 and
1,332,102,348 shares issued and outstanding at March 15, 2016 and December 31, 2015	139,462	133,210
Additional paid-in capital	10,160,629	10,040,526
Accumulated deficit	(11,527,932)	(11,325,952)
Total stockholders' deficit	(1,227,841)	(1,152,216)
Total liabilities and stockholders' deficit	$76,687	$89,889

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	77,454	179,706
Professional fees	20,500	30,210
General and administrative expense	9,010	76,146
Depreciation expense	8,496	8,496
Rent expense	9,448	13,939
Travel and entertainment expense	16,001	13,252
Total operating expenses	140,909	321,749

Income (loss) from operations	(140,909)	(321,749)

Other income (expense):
Interest (expense) income, net	(61,071)	259,519
Total other income (expense)	(61,071)	259,519

Net loss	$(201,980)	$(62,230)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	1,345,436,472	1,047,757,152

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(201,980)	$(62,230)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities
Depreciation	8,496	8,496
Amortization of debt discount and interest expense on
beneficial conversion feature of convertible notes	15,575	21,545
Interest (income) expense on fair value adjustment	29,730	(296,285)
Common stock issued for services	8,000	176,767
Common stock issued for closing cost	2,340	-
Decrease (increase) in:
Settlement receivable	-	15,000
Prepaid expenses	12,608	(46,740)
Increase (decrease) in:
Accounts payable and accrued expenses	51,873	61,995
Net cash provided (used) by operating activities	(73,358)	(121,452)

Cash flows from financing activities:
Proceeds from the issuance of common stock	22,000	109,668
Proceeds from the issuance convertible notes payable	33,000	-
Proceeds form convertible note payable - related party	5,000	-
Proceeds from shareholder loan	4,260	2,900
Proceeds from note payable	17,000	-
Payments on loans from stockholders	-	(3,500)
Net cash provided by financing activities	81,260	109,068

Net increase (decrease) in cash	7,902	(12,424)

Cash - beginning of year	5,097	12,424
Cash - ending of year	12,999	-

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy outstanding invoices	$-	$26,571
Convertible debt converted and accrued interest to common
stock	$92,572	$195,271

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2015, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016 or for any future period.

NOTE 1 - DESCRIPTION OF BUSINESS

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 20, 2016. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2016 and 2015, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2016 and 2015.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation of the Company’s notes recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2016:

Description	Level 1	Level 2	Level 3
Notes payable at fair value	$	$	$286,232

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

			New
	Fair Value	Change in fair	Convertible		Fair Value
	January 1, 2016	Value	Notes	Conversions	March 31, 2016

Notes payable at fair value	$311,074	$(73,079)	$135,809	$(87,572)	$286,232

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in interest income or expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above present value of the future interest payments and the default put value.  The default put value requires the Company to estimate the probability of default.

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Diving vessel	$326,005	$326,005
Generator	7,420	7,420
Less accumulated depreciation	(278,645)	(270,149)
	$54,780	$63,276

Depreciation expense for the three month periods ended March 31, 2016 and 2015 amounted to $8,496.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended March 31, 2016 and 2015.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2016, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which was superseded by ASC 505-50.  The Company has issued compensatory shares for various services including, but not limited to, executive, board of directors, business consulting, corporate advisory, accounting, research, archeological, operations, strategic planning, corporate communications, financial, legal and administrative consulting services. As determined by Management the Company may issue compensatory shares in the future for these or other services.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net loss attributable to common stockholders	$(201,980)	$(62,230)

Weighted average shares outstanding:
Basic and diluted	1,345,436,472	1,047,757,152

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - CAPITAL STOCK

At March 31, 2016 the Company was authorized to issue 1,750,000,000 shares of $0.0001 par value common stock.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At March 31, 2016, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of March 31, 2016 and 2015, no shares of preferred stock had been converted into shares of the Company’s common stock.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CAPITAL STOCK - continued

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

Warrants and Options

During the period ended March 31, 2016, the Company issued the following warrants:

February 3, 2016 to August 3, 2017	1,000,000	$0.0050
February 18, 2016 to August 18, 2017	1,500,000	$0.0040
February 19, 2016 to August 19, 2017	5,000,000	$0.0040
March 3, 2016 to September 3, 2017	1,000,000	$0.0040
	8,500,000

As of March 31, 2016, the Company had a total of 57,912,500 warrants outstanding with exercise prices ranging from $0.003 to $0.01 per share.

Unissued Shares

As of March 31, 2016, the Company had not issued 6 million shares to two investors that were subscribed for under subscription agreements due to an administrative time lag. These shares were issued subsequent to March 31, 2016.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2016 and December 31, 2015, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $11,528,000 and $11,326,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2016 and December 31, 2015. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Convertible Notes Payable

The following table reflects the convertible notes payable, other than five notes that have been remeasured to fair value which are discussed later in Note 8, as of March 31, 2016:

Issue	Maturity	March 31,	Interest	Conversion
Date	Date	2016	Rate	Rate
Convertible notes payable:
April 20, 2015	April 20, 2016	$38,000	6.00%	0.00320
Unamortized discounts		1,720
Balance		$36,280
Convertible notes payable – related party
January 12, 2016	July 12, 2016	$5,000	6.00%	0.00200

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	25,000	6.00%	0.0050
September 18, 2015	March 18, 2016	25,000	6.00%	0.0020
Balance		$411,300

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	9,000	6.00%	0.0030
Balance		$176,500

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE - continued

Notes Payable

The following table reflects the notes payable as of March 31, 2016:

Issue Date	Maturity Date	2016	Interest Rate

Notes payable:
March 15, 2016	June 15, 2016	$17,000	6.00%
		$17,000

Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	6.00%
October 6, 2015	November 11, 2015	10,000	6.00%
		17,500

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	6.00%
		30,000

		$64,500

At March 31, 2016 and December 31, 2015, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $147,951 and $135,581 respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

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

Shareholder Loans

At March 31, 2016 the Company had a loan outstanding to a shareholder in the amount of $2,920 at 0% interest and another loan outstanding to a shareholder in the amount of $260 at 0% interest. The Company also had three loans outstanding to its CEO, a loan in the amount of $29,683 with a 6% annual rate of interest, a loan in the amount of $100 at 0% interest, and a loan in the amount of $4,000 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002.

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

During the quarter ended March 31, 2016, $30,000 of the note was converted into 27,126,099 shares of common stock.

At March 31, 2016, the $14,000 face value convertible note payable was recorded at its fair value of $23,271.

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

During the quarter ended March 31, 2016, $8,288 of the note was converted into 7,500,000 shares of common stock.

At March 31, 2016, the $30,213 face value convertible note payable was recorded at its fair value of $49,068.

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

During the quarter ended March 31, 2016, $6,000 of the note was converted into 5,190,125 shares of common stock.

March 31, 2016, the $21,000 face value convertible note payable was recorded at its fair value of $33,049.

Convertible Note Payable Dated December 15, 2015 at Fair Value

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

At March 31, 2016, the $27,500 face value convertible note payable was recorded at its fair value of $45,035.

Convertible Note Payable Dated March 24, 2016 at Fair Value

On March 24, 2016 the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $33,000, including a $3,000 of original issue discount, bears interest at 12.0% per annum and is due on March 24, 2017. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 62% multiplied by the lowest closing bid price for the Company’s common stock during the twenty-five (25) trading day period including the day the notice of conversion is received by the Company. If the Company’s market capitalization is less than $1,000,000 on the day immediately prior to the date of the notice of conversion, then the conversion price shall be 25% multiplied by the lowest closing price as of the date notice of conversion is given and if the closing price of the Company’s common stock on the day immediately prior to the date of the notice of conversion is less than $0.0009 then the conversion price shall be 25% multiplied by the lowest closing price as of the date a notice of conversion is given. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $32,210 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $102,882 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

At March 31, 2016, the $33,000 face value convertible note payable was recorded at its fair value of $135,809

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

Furthermore, there are additional events that could cause the lenders to be owed additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lenders receives additional shares of the Company’s common stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution may result in a substantial decrease in the price per share  of the Company’s common stock. The potential highly dilutive nature of these notes presents a very high degree of risk to the Company and its shareholders.

The following tables summarize the effects on March 31, 2016:

Face value of the convertible notes payable	$134,002
Interest expense to record the convertible notes at
fair value on the date of issuance	164,295
Interest income to mark to market the convertible notes on March 31, 2016	(12,065)
March 31, 2016 fair value	$286,232

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

Exploration Permit with the Florida Division of Historical Resources for an Area off of Cape Canaveral, Florida

On July 28, 2014, the Company’s partnership with Marine Archeological Partners, LLC, Seafarer’s Quest, LLC received a 1A-31 Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. The Company must obtain and maintain various concurrent environmental permits in order to perform operations at the site. The Company has applied for permits from the State of Florida for two additional areas that are in the vicinity of the area. No additional permits have been issued as of the filing date of this report.

Certain Other Agreements

On January 7, 2016 the Company entered into a consulting agreement with an individual under which the individual agreed to provide corporate communications services and shareholder notification and awareness services. The term of the agreements is for twelve months and the Company agreed to pay the consultant 4,000,000 shares of its restricted common stock to perform the services.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended March 31, 2016 and 2015 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2016, the Company owed the related party limited liability company $28,669 for transfer agency services rendered and for the reimbursement of legal fees. All fees paid to the related party consultant during the period ended March 31, 2016 and 2015 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement to pay a limited liability company a monthly fee of $3,500 in cash or $5,000 per month in restricted stock for archeological services and the review of historic shipwreck research consulting services. All fees paid to the related party consultant during the period ended March 31, 2016 and 2015 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement to pay an individual a monthly fee of $3,500 per month for archeological consulting services.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for providing ongoing business advisory, strategic planning and consulting services, assistance with financial reporting, IT management, and administrative services. The Company also agreed to pay additional compensation to the consultant in the form of cash and/or restricted stock to be awarded solely at the Company’s discretion. The Company also agreed to reimburse the consultant for certain expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time. All fees paid to the related party consultant during the period ended March 31, 2016 and 2015 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – LEGAL PROCEEDINGS

On March 23, 2016 the Board of Directors signed a universal settlement agreement with the Plaintiffs in the litigation matters of Micah Eldred, et al., v. Seafarer Exploration, et al., Hillsborough County, Florida, Case No. 09-CA-30763, and Micah Eldred v. Seafarer Exploration Corp., et al., Hillsborough County, Florida, Case No. 14-CA-5360,  and in the matter of Seafarer Exploration, et al. v. Micah Eldred, et al., Hillsborough County, Florida, Court of Appeals Case No. 14-2884, specifically: Micah Eldred, Michael Daniels, Diane J. Harrison, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Toni A. Eldred FBO Jordan Gratton, Toni A. Eldred FBO Justin Gratton, Vanessa A Verbosh, Oksana Savchenko, Matthew J. Presy, Olessia Kritskaia, Ekaterina Messinger, Abby Lord, Ioulia Hess, Anna Krokhina, George Linder, Christine Zitman, Carl Dilley, Heather Dilley, Robert Lizzano, Elizabeth Lizzano, Karen Lizzano, Susan Miller, Jillian Mally, Michael Mona, Alan Wolper, Sarah Wolper, Alan Wolper FBO Michael Wolper, Spartan Securities Group, Ltd., and Am Asia Consulting entered into the settlement agreement with Seafarer.  An earlier named party, CADEF, The Childhood Autism Foundation, Inc., had previously entered into a settlement agreement and is no longer a party in the Litigation.

The settlement called for both cases to be dismissed, with prejudice, and the Plaintiffs in case number 09-CA-30763 agreed to surrender and cancel all of their 32,300,000 shares of restricted common stock which were returned to the treasury of the Corporation. All such shares have been returned for cancellation. On March 23, 2016 Seafarer CEO signed the resolution to cancel the 32,300,000 shares and instructed the transfer agent ClearTrust LLC to cancel the shares and return them to treasury for the benefit of Seafarer thus reducing the number of outstanding shares by 32,300,000 shares.  At the present time the dismissal has been filed and the case closed, with all shares cancelled.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida.  Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company was proceeding to trial on damages against Volentine in a non-jury trial which was set for December 1, 2015, however, the Defendant filed a motion to recuse the Judge who had set him for a contempt hearing for October 1, 2015 and the trial, the matter was reassigned to a different division due to the Defendant’s fear of not having a fair litigation. The Defendant was the subject of continued contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant for any further violations. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. Discovery is ongoing in such case.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2016:

In January of 2016, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before July 12, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

In January of 2016 a shareholder who is related to the Company’s CEO provided a loan in the amount of $260 to the Company. This loan pays 0% interest.

In February 2016, the Company’s CEO provided a loan to the Company in the amount of $4,000. This loan pays interest at a rate of 6% per  annum and if the loan and accrued interest are not repaid within 90 days from February 10, 2016 then the lender is entitled to receive 500,000 shares of the Company’s restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS - continued

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting, industry research, monitoring and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, perform background research including background checks and provide investigative information on individuals and companies and acting as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. All fees paid to the related party consultant during the period ended March 31, 2016 and 2015 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2016, the Company owed the related party limited liability company $28,669 for transfer agency services rendered and for the reimbursement of legal fees. All fees paid to the related party consultant during the period ended March 31, 2016 and 2015 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

At March 31, 2016 the following promissory notes and shareholder loans were outstanding to related parties:

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

A loan in the amount of $29,683 due to the Company’s CEO. The loan is not secured and pays interest at a 6% per annum and the principal and accrued interest are due on or before June 14, 2016.

A convertible note payable dated January 12, 2015 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0020 per share.  The convertible note payable is due on or before July 12, 2016 and is not secured.

A loan in the amount of $260 due to a related party shareholder. This loan does not bear interest and has no specific repayment terms.

In February 2016, the Company’s CEO provided a loan to the Company in the amount of $4,000. This loan pays interest at a rate of 6% per and if the loan and accrued interest are not repaid within 90 days from February 10, 2016 then the lender is entitled to receive 500,000 shares of the Company’s restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

A loan in the amount of $4,000 due to the Company’s CEO. The loan is not secured and pays interest at a 6% per annum. If the loan is not repaid by 90 days from February 10, 2016 then the lender is entitled to receive 500,000 shares of the Company’s restricted common stock.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks including eventually conducting archaeological research around the world. The business plan also includes in-depth archival research and translation of historical documents from archives and repositories from around the world. In addition to the research is ongoing education of all independent contractors involved in operations with the Company. College level courses in archaeology are being periodically taught by a Ph.D. to independent contractors in an ongoing program to help educate the independent contractors in context, work methodology, documentation, and conservation.  This type of business venture is extremely speculative in nature and there is a tremendous amount of risk that any capital invested in and/or borrowed by the Company could be lost.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Furthermore, there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle other debts, may cause a significant decline in the market price of the Company’s securities.

Accordingly, an investment in our securities is highly speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a complete and total loss of their investment. An investor should consider consulting with professional advisers before making an investment in securities.

Plan of Operation

During the periods ended March 31, 2016 and 2015, the Company has taken the following steps to implement its business plan:

●
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, and recovering historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and money researching potential shipwrecks including physical visiting and obtaining information from foreign archives.

●	Although the Company has not generated revenues to date our business goals continue to evolve. Relationships are being developed with foreign dignitaries and scientists around the world.

●	The Company is discussing and reviewing revenue producing opportunities at this time.

●	The Company has funded and helped create a non-profit organization called the National Foundation for Marine Sciences and funded two scholarships.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was previously active through April 25, 2014. It is necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform work at the site after April 25, 2014. Management intends to pursue the renewal of the permit in the sole name of Seafarer Exploration Corp. Even with a judge’s order, suchrenewal of the permit is anticipated to be a very slow and complicated process. The potential renewal and name change will eventually involve a State Judge, Federal Judge, the U.S. Marshall’s Service and the Florida Division of Historical Resources. Due to these multiple additional steps, the renewal of the permit has not been issued as of the filing of this report.

The Juno Beach Shipwreck site is a speculative and risky project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also the possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc. Additionally, Management believes the previous partner, Tulco Resources, deleted a significant portion of the 2003 magnetometer survey which may contain portions of the wreck itself. The Company is planning the process to perform additional research and a cesium vapor magnetometer survey of the deleted area. This survey has not been completed as of the filings of this report.

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

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to explore. In February 2013, the Company signed an agreement with a third party, who has previously explored this site, for the right to explore the site. On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward expanding the permitted area have been taken for such site and the Company and partnership are awaiting the issuance of such permits by the State of Florida, however no additional permits have been issued as of the filing of this report. There are a significant number of challenges inherent in the exploration and salvage of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site. Inclement weather, lack of permitting or waiting for permits to be issued or renewed, and a lack of funding may hamper the Company’s ability to continuously perform operations at historic shipwreck sites.

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. Seafarer, on behalf of Seafarer’s Quest, LLC, had been primarily focusing its operations on this site when the weather permits and funding is available. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform operations. Inclement weather, difficult sea conditions, and lack of funding have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that are located in the vicinity of the permitted area, however no new permits for additional areas have been issued as of the filing date of this report.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however, the Company does have some specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites, including sites located internationally, for possible exploration and recovery. Seafarer is also continuing to build relationships in Cuba with its educational and humanitarian efforts. Seafarer is currently working on an educational video already completely filmed in Cuba in anticipation of the potential end of the embargo. Should the Company decide that it will pursue exploration and recovery activities at other potential shipwreck sites, it may be necessary to obtain various salvage permits as well as environmental permits.

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

At March 31, 2016, the Company had a working capital deficit of $1,282,621. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 20, 2016.

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

Results of Operations

The Company’s net loss for the three month period ended March 31, 2016 was $201,980 as compared to a net loss of $62,230 during the three month period ended March 31, 2015, an increase of approximately 225%. The increase in the net loss for the three month period ended March 31, 2016 was primarily due to the impact of the fair value measurement adjustments on several convertible promissory notes that resulted in an interest expense of $61,070 in 2016 as compared to interest income of $259,519 in 2015. During the three month period ended March 31, 2016 consulting and contractor fees were $77,454 as compared to $179,206 for the three month period ended March 31, 2015. The approximate 57% decrease in consulting and contractor fees in 2016 was largely a result of a decrease in operating activity due to a lull in operations and significantly less stock based compensation being paid for services. The Company incurred travel and entertainment expenses of $16,001 during the three month period ended March 16, 2016 as compared to $13,252 during the three month period ended March 31, 2015, an approximate 21% increase on a quarter-over-quarter basis. The general and administrative expenses for the period ended March 31, 2016 were $9,010 compared to $76,146 for the period ended March 31, 2015, a quarter-over-quarter decrease of approximately 88%. During the three month period ended March 31, 2016, professional fees were $20,500 as compared to $30,210 during the three month period ended March 31, 2015, a decrease of 32%. Professional fees decreased due to the Company paying less for legal fees due to the winding down of a lawsuit. The Company did not incur any significant fees for repairs to the main salvage vessel during for the three month period ended March 31, 2016, all maintenance and light repair work was completed by the Company’s independent contract crew members in the course of their normal duties providing services to the Company and this expense in included in consulting and contractor fees.

Liquidity and Capital Resources

At March 31, 2016, we had cash in the bank of $12,999.   During the period ended March 31, 2016 we incurred a net loss of $201,980. At March 31, 2016, we had $21,907 in current assets and $1,304,528 in current liabilities, leaving us a working capital deficit of $1,282,621.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended March 31, 2016. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $140,909 for the three month period ended March 31, 2016. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended March 31, 2016 and 2015.)  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2016.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 4T. Controls and Procedures - continued

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of March 31, 2016 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2016.

 Part II. Other Information

Item 1. Legal Proceedings

On March 23, 2016 the Board of Directors signed a universal settlement agreement with the Plaintiffs in the litigation matters of Micah Eldred, et al., v. Seafarer Exploration, et al., Hillsborough County, Florida, Case No. 09-CA-30763, and Micah Eldred v. Seafarer Exploration Corp., et al., Hillsborough County, Florida, Case No. 14-CA-5360,  and in the matter of Seafarer Exploration, et al. v. Micah Eldred, et al., Hillsborough County, Florida, Court of Appeals Case No. 14-2884, specifically: Micah Eldred, Michael Daniels, Diane J. Harrison, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Toni A. Eldred FBO Jordan Gratton, Toni A. Eldred FBO Justin Gratton, Vanessa A Verbosh, Oksana Savchenko, Matthew J. Presy, Olessia Kritskaia, Ekaterina Messinger, Abby Lord, Ioulia Hess, Anna Krokhina, George Linder, Christine Zitman, Carl Dilley, Heather Dilley, Robert Lizzano, Elizabeth Lizzano, Karen Lizzano, Susan Miller, Jillian Mally, Michael Mona, Alan Wolper, Sarah Wolper, Alan Wolper FBO Michael Wolper, Spartan Securities Group, Ltd., and Am Asia Consulting entered into the settlement agreement with Seafarer.  An earlier named party, CADEF, The Childhood Autism Foundation, Inc., had previously entered into a settlement agreement and is no longer a party in the Litigation.

The settlement called for both cases to be dismissed, with prejudice, and the Plaintiffs in case number 09-CA-30763 agreed to surrender and cancel all of their 32,300,000 shares of restricted common stock which were returned to the treasury of the Corporation. All such shares have been returned for cancellation. On March 23, 2016 Seafarer CEO signed the resolution to cancel the 32,300,000 shares and instructed the transfer agent ClearTrust LLC to cancel the shares and return them to treasury for the benefit of Seafarer thus reducing the number of outstanding shares by 32,300,000 shares.  At the present time the dismissal has been filed and the case closed, with all shares cancelled.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida.  Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company was proceeding to trial on damages against Volentine in a non-jury trial which was set for December 1, 2015, however, the Defendant filed a motion to recuse the Judge who had set him for a contempt hearing for October 1, 2015 and the trial, the matter was reassigned to a different division due to the Defendant’s fear of not having a fair litigation. The Defendant was the subject of continued contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant for any further violations. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. Discovery is ongoing in such case.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2016, the Company issued 4,000,000 shares of its restricted common stock to a consultant for corporate communications consulting services. The Company also issued 1,800,000 shares of its restricted common shares as a loan origination fee to a lender. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - continued

On various dates during the three month period ended March 31, 2016, the Company entered into subscription agreements to sell 11,000,000 shares of its restricted common stock in exchange for proceeds of $22,000. The proceeds that were received were used for general corporate purposes and working capital.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended March 31, 2016, holders of four promissory notes elected to convert all or a portion of the balances of their notes plus accrued interest into 34,717,252 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: May 23, 2016	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 23, 2016	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director

Date: May 23, 2016	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director