Form 10-Q
period 2016-06-30
SEAFARER EXPLORATION CORP
filed 2016-08-19
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes  ☐ No ☑

As of August 16, 2016, there were 1,926,893,451 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2016

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets

Current assets:
Cash	$-	$5,097
Prepaid expenses	66,975	28,557
Deposits and other receivables	316	316
Total current assets	67,291	33,970

Property and equipment, net	46,284	63,276

Total assets	$113,575	$97,246

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$317,402	$244,678
Convertible notes payable, net of discounts of $15,497 and $17,295	9,503	45,705
Convertible notes payable, related parties, net of discounts of $11,027- and $-0-	8,973	9,000
Convertible notes payable, in default	449,300	391,300
Convertible notes payable, in default - related parties	176,500	167,500
Convertible notes payable at fair value	186,605	311,076
Shareholder loan	36,963	32,703
Notes payable, in default	47,000	30,000
Notes payable, in default - related parties	17,500	17,500
Total current liabilities	1,249,746	1,249,462

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Series B - 60 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.0001 par value - 1,950,000,000 shares authorized; 1,708,707,570 and
1,332,102,348 shares issued and outstanding at June 30, 2016 and
December 31, 2015, respectively	170,871	133,210
Additional paid-in capital	10,525,906	10,040,526
Accumulated deficit	(11,832,948)	(11,325,952)
Total stockholders' deficit	(1,136,171)	(1,152,216)
Total liabilities and stockholders' deficit	$113,575	$97,246

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	93,887	174,341	171,341	354,047
Professional fees	27,170	20,169	47,670	50,379
General and administrative expense	20,416	40,171	29,426	105,803
Depreciation expense	8,496	8,496	16,992	16,992
Rent expense	6,612	14,164	16,060	28,102
Vessel expense	4,943	16,277	4,943	26,792
Travel and entertainment expense	1,286	23,081	17,287	36,333
Total operating expenses	162,810	296,699	303,719	618,448

Loss from operations	(162,810)	(296,699)	(303,719)	(618,448)

Other income (expense):
Interest income (expense), net	(142,388)	(51,693)	(203,459)	207,826
Total other income (expense)	(142,388)	(51,693)	(203,459)	207,826
Net loss	$(305,198)	$(348,392)	$(507,178)	$(410,622)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	1,586,342,398	1,144,988,532	1,459,185,858	1,090,353,176

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2016	2015
Operating activities
Net loss	$(507,178)	$(410,622)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	16,992	16,992
Interest (income) expense on fair value adjustment	152,642	(309,490)
Amortization of beneficial conversion feature
of the notes payable	30,771	61,789
Common stock issued for services and other fees	107,590	189,615
Decrease (increase) in:
Settlement receivable	-	17,500
Prepaid expenses	(38,418)	(16,036)
Increase (decrease) in:
Accounts payable and accrued expenses	72,724	63,364
Net cash provided (used) by operating activities	(164,877)	(386,888)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	63,520	306,169
Proceeds from the issuance convertible notes payable	72,000	75,000
Proceeds from the issuance convertible notes payable, related
party	20,000	-
Advances from shareholder	5,760	9,420
Payments to shareholders	(1,500)	(9,000)
Net cash provided by financing activities	159,780	381,589

Net increase (decrease) in cash	(5,097)	(5,299)

Cash - beginning	5,097	12,424
Cash - ending	$-	$7,125

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$6,000
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy debt	$-	$26,571
Convertible debt converted and accrued interest to common
stock	$314,912	$416,035

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2015, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016 or for any future period.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 18, 2016. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2016 and 2015, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2016 and 2015.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2015:

Description	Level 1	Level 2	Level 3
Notes payable at fair value	$-	$-	$311,076

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2016:

Description	Level 1	Level 2	Level 3
Notes payable at fair value	$-	$-	$186,605

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the six month period ended June 30, 2016 is as follows:

			New
	Fair Value	Change in fair	Convertible		Fair Value
	January 1, 2016	Value	Notes	Conversions	June 30, 2016

Notes payable at fair value	$311,074	$91,782	$33,000	$(249,251)	$186,605

The change in the notes payable at fair value for the three months ended June 30, 2016 are as follows:

	Fair Value	Change in fair	Convertible		Fair Value
	March 31, 2016	Value	Notes	Conversions	June 30, 2016

Notes payable at fair value	$286,233	$62,051	$0	$(161,679)	$186,605

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in interest income or expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above present value of the future interest payments.

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Diving vessel	$326,005	$326,005
Generator	7,420	7,420
Less accumulated depreciation	(287,141)	(270,149)
	$46,284	$63,276

Depreciation expense for the six month periods ended June 30, 2016 and 2015 amounted to $16,992.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended June 30, 2016 and 2015.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2016, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which was superseded by ASC 505-50.  The Company has previously issued, compensatory shares for various services including, but not limited to, executive, board of directors, business consulting, corporate advisory, accounting, research, archeological, operations, strategic planning, corporate communications, financial, legal and administrative consulting services. As determined by Management the Company may issue compensatory shares in the future for these or other services.

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

Convertible Notes Payable at Fair Value

The   Company   elected   to   account   for   this   hybrid   contract   under   the   guidance   of   ASC   815-15-25-4.  This guidance allows an entity that initially recognizes a hybrid financial instrument that under paragraph   ASC 815-15-25-1 would be required to be separated into a host contract and a derivative instrument may irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value (with changes in fair value recognized in earnings).

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three and six months ended June 30, 2016 and 2016 are as follows:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Net loss attributable to common stockholders	$(305,198)	$(348,392)

Weighted average shares outstanding:
Basic and diluted	1,586,342,398	1,144,988,532

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the six months ended June 30, 2016 and 2015 are as follows:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net loss attributable to common stockholders	$(507,178)	$(410,622)

Weighted average shares outstanding:
Basic and diluted	1,459,185,858	1,090,353,176

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

At June 30, 2016 the Company was authorized to issue 1,950,000,000 shares of $0.0001 par value common stock.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At June 30, 2016, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of June 30, 2016 and 2015, no shares of preferred stock had been converted into shares of the Company’s common stock.

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

Warrants and Options

During the three month period ended June 30, 2016, the Company issued the following warrants:

Term	Amount	Exercise Price
April 14, 2016 to April 14, 2018	10,000,000	$0.0020
May 2, 2016 to November 2, 2017	3,000,000	$0.0020
May 6, 2016 to November 6, 2017	4,000,000	$0.0020
May 6, 2016 to November 6, 2017	3,000,000	$0.0020
May 10, 2016 to November 10, 2017	2,500,000	$0.0020
May 10, 2016 to November 10, 2017	2,500,000	$0.0020
May 20, 2016 to November 20, 2017	10,000,000	$0.0020
	35,000,000

As of June 30, 2016, the Company had a total of 70,350,000 warrants outstanding with exercise prices ranging from $0.002 to $0.01 per share.

Unissued Shares

As of June 30, 2016, the Company had not issued 3,000,000 shares to an investor that were subscribed for under subscription agreements and 15,000,000 shares owed to various consultants due to an administrative time lag. All of the shares were issued subsequent to June 30, 2016.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2016 and December 31, 2015, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $11,856,462 and $11,326,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2016 and December 31, 2015. The Company is preparing information for tax returns for past years. Due to the Company’s lack of revenue since inception, management does not believe that there is any income tax liability for past years. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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

Convertible Notes Payable

The following table reflects the convertible notes payable, other than five notes that have been remeasured to fair value which are discussed later in Note 8, as of June 30, 2016:

Issue	Maturity	June 30,	Interest	Conversion
Date	Date	2016	Rate	Rate
Convertible notes payable:
April 4, 2016	November 4, 2016	$10,000	6.00%	0.001
May 27, 2016	August 27, 2016	15,000	0.00%	0.005
Unamortized discounts		(15,497)
Balance		$9,503
Convertible notes payable – related parties
January 12, 2016	July 12, 2016	$5,000	6.00%	0.00200
May 10, 2016	November 10, 2016	5,000	6.00%	0.00050
May 10,2016	November 10,2016	5,000	6.00%	0.00050
May 20, 2016	November 20,2016	5,000	6.00%	0.00050
Unamortized discount		(11,027)
		$8,973	6.00%	0.00200

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	25,000	6.00%	0.0050
September 18, 2015	March 18, 2016	25,000	6.00%	0.0020
April 20,2015	April 20, 2016	38,000	6.00%	0.0032
Balance		$449,300

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	9,000	6.00%	0.0030
Balance		$176,500

Notes Payable

The following table reflects the notes payable as of June 30, 2016:

Issue Date	Maturity Date	2016	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	6.00%
October 6, 2015	November 11, 2015	10,000	6.00%
		$17,500

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	6.00%
March 05, 2016	June 16, 2016	17,000	6.00%
		$47,000

At June 30, 2016 and December 31, 2015, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $145,324 and $135,581 respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

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

Shareholder Loans

At June 30, 2016 the Company had 3 loans outstanding to a related party shareholder in the total amount of $3,180. All three loans have an interest rate of 0% and there are no specific terms of repayment. The Company also had three loans outstanding to its CEO totaling $33,783. A loan in the amount of $29,683 with a 6% annual rate of interest, a loan in the amount of $100 at 0% interest, and a loan in the amount of $4,000 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $76,210 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $76,210 loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

During the six month period ended June 30, 2016, the principle balance and accrued interest was converted into 54,561,311 shares of common stock.

Convertible Note Payable Dated September 3, 2015 at Fair Value

On September 3, 2015 the Company entered into a convertible note payable with a corporation.  The note payable in the amount of $38,500, including a $3,500 original issue discount, and bears interest at 12.0% per annum and is due on September 3, 2017. According to the terms of the note, the Company was eligible to utilize up to $200,000 of credit under the note, with potential proceeds received of $180,000, however at the time the Company elected to borrow only the $38,500.  Any additional amount borrowed under this note would require approval of both the Company and the lender. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at the Variable Conversion Price. The Variable Conversion Price is defined as 65% multiplied by the lowest trade price for the Company’s common stock in the twenty-five (25) trading day period previous to the conversion. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $42,308 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $29,789 loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

During the six month period ended June 30, 2016, the principle balance and accrued interest was converted into 86,597,589 shares of common stock.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $16,690 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, Company was required to record a $16,690 loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

During the six month period ended June 30, 2016, the principle balance and accrued interest was converted into 50,268,153 shares of common stock.

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

In connection with the issuance of the convertible note payable, the Company recognized day-one derivative loss totaling $29,789 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a $29,789 loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

At June 30, 2016, the $27,500 face value convertible note payable was recorded at its fair value of $53,163.

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

In connection with the issuance of the convertible note payable, during the three month period ended March 31, 2016 the Company recognized day-one derivative loss totaling $32,210 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, during the three month period ended March 31, 2016 the Company was required to record a $102,882 loss on the derivative financial instrument and is included in interest expense. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations.

The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

At June 30, 2016, the $33,000 face value convertible note payable was recorded at its fair value of $135,809.

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

Furthermore, there are additional events that could cause the lenders to be owed additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lenders receives additional shares of the Company’s common stock due to any of the foregoing events or for other reasons, then this may have an additional extremely dilutive effect on the shareholders of the Company. Such additional dilution may result in a substantial decrease in the price per share of the Company’s common stock. The potential highly dilutive nature of these notes presents a very high degree of risk to the Company and its shareholders.

The following tables summarize the effects on June 30, 2016:

Face value of the convertible notes payable	$60,500
Interest expense to record the convertible notes at
fair value on the date of issuance	118,690
Interest income to mark to market the convertible notes on June 30, 2016	(7,415)
June 30, 2016 fair value	$186,605

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

In April of 2016, the Company entered into agreements with seven separate individuals to either join or rejoin the Company’s advisory council. Under the advisory council agreements all of the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisors shares of the Company’s restricted common stock including 4,000,000 shares each to three of the advisors, 3,000,000 shares each to three of the advisors and 2,000,000 shares to one of the advisors, an aggregate total of 23,000,000 restricted shares. According to the agreements each of the advisors’ shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If any of the advisors or the Company terminates the advisory council agreements prior to the expiration of the one year terms, then each of the advisors whose agreement has been terminated has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

In April of 2016, the Company entered into a consulting agreement with a limited liability company under which the consultant agreed to provide diving services, assist in maintaining Seafarer’s vessels and equipment, and provide operational and project management services for Seafarer’s exploration and recovery diving operations. The term of the consulting agreement is from April 1, 2016 to March 31, 2017 and at the end of the term the consulting agreement may be renegotiated. The consultant reports directly to the CEO of Seafarer. The Company agreed to pay $125 per day to the consultant plus an initial $25 per day for operational and site management services. The Company also agreed to pay $700 per month to the consultant for campground and electrical services while the consultant is on site providing services to the Company.. The Company also agreed to pay 4,000,008 shares of its restricted common stock to the consultant for the services. The shares vest at a rate of 333,334 shares per month over a twelve month period. If the Company or the consultant terminates the agreement prior to the end of the term of the agreement then any of the shares that have not yet vested will be cancelled. The Company, in its sole discretion, may pay the consultant additional compensation or bonuses.

In April of 2016, the Company paid 2,880,000 shares of its restricted common stock to an individual for providing past project management services related to the Company’s dive operations.

In April of 2016 the Company entered into a consulting agreement with a corporation under which the corporation agreed to provide various services including business development, mergers and acquisitions, business strategy and analysis of business opportunities in the historic shipwreck exploration business in Panama. The consultant will not negotiate on behalf of the Company or provide any market making or listing services. The term of the agreement is open ended and will continue until the completion of the consulting services. The Company agreed to pay the consultant a total of 2,000,000 shares of its restricted common stock.

In April of 2016 the Company entered into a consulting agreement with a corporation under which the corporation agreed to provide various services including business development, mergers and acquisitions and business. The consultant will not negotiate on behalf of the Company or provide any market making or listing services. The term of the agreement is open ended and will continue until the completion of the consulting services. The Company agreed to pay the consultant a total of 1,000,000 shares of its restricted common stock.

In May of 2016, the Company entered into an agreement with an individual to rejoin the Company’s advisory council. Under the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 2,000,000 shares of the Company’s restricted common. According to the agreements the advisor’s shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for pre approved expenses.

In May of 2016, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses.

In May of 2016, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses.

In May of 2016, the Company paid a consultant 5,000,000 shares of its restricted common stock for providing various project management services related to the Company’s shipwreck exploration and recovery services. The Company believes that the consultant has provided services at below market rates of compensation and the shares were paid both to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company.

In June of 2016, the Company entered into a consulting agreement with two individuals under which the individuals agreed to provide various consulting services including website development to include a storefront, and business strategy relating to business development for the Company’s digital storefront and Internet merchandising site. The term of the agreement is open ended and will continue until the completion of the services. The Company agreed to pay each consultant 2,000,000 shares of its restricted common stock, a total of 4,000,000 shares of its restricted common stock.

In June of 2016, the Company entered into a consulting agreement with an individual who is related to the Company’s CEO under which the individual agreed to provide various consulting services including business development, photography, custom logo design and development, developing corporate identity materials such as business cards, editing, art illustrations, and working with the Company and other consultants to develop its future digital storefront and Internet merchandise site. The term of the agreement is open ended and will continue until the completion of the services. The Company agreed to pay the consultant a total of 5,000,000 shares of its restricted common stock.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2016, the Company owed the related party limited liability company $30,278 for transfer agency services rendered and for the reimbursement of legal fees. All fees paid to the related party consultant during the period ended June 30, 2016 and 2015 are included as an expense in consulting and contractor expenses in the accompanying statements of operations.

The Company has an ongoing agreement to pay a limited liability company a monthly fee of $3,500 in cash or $5,000 per month in restricted stock for archeological services and the review of historic shipwreck research consulting services.

The Company has an ongoing agreement to pay an individual a monthly fee of $3,500 per month for archeological consulting services.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for providing ongoing business advisory, strategic planning and consulting services, assistance with financial reporting, IT management, and administrative services. The Company also agreed to reimburse the consultant for expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2016:

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

In May of 2016, the Company’s CEO provided a loan to the Company in the amount of $1,200. This loan was repaid prior to June 30, 2016, no interest was paid.

In May of 2016, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses.

In May of 2016, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses.

In May of 2016, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before November 10, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share.  The related party lender received 2,500,000 warrants to purchase shares of the Company’s common stock at a price of $0.002.

In May of 2016, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before November 10, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share.  The related party lender received 2,500,000 warrants to purchase shares of the Company’s common stock at a price of $0.002.

In May of 2016, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before November 20, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share.  The related party lender received 10,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.002.

In June of, 2016, the Company entered into a consulting agreement with an individual who is related to the Company’s CEO under which the individual agreed to provide various consulting services including business development, photography, custom logo design and development, developing corporate identity materials such as business cards, editing, art illustrations, and working with the Company to develop its future digital storefront and Internet merchandise site. The term of the agreement is open ended and will continue until the completion of the services. The Company agreed to pay the consultant a total of 5,000,000 million shares of its restricted common stock.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2016, the Company owed the related party limited liability company $30,278 for transfer agency services rendered and for the reimbursement of legal fees

At June 30, 2016 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated May 10, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable is due on or before November 10, 2016 and is not secured.

A convertible note payable dated May 10, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable is due on or before November 10, 2016 and is not secured.

A convertible note payable dated May 20, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable is due on or before November 20, 2016 and is not secured.

NOTE 12 – SUBSEQUENT EVENTS

On July 6, 2016 Seafarer’s Quest, LLC received a 1A-31 permit from the State of Florida, Division of Historical Resources.

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

Overview

General

It has been estimated by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”) that there are over three million undiscovered shipwrecks around the world and a few of these shipwrecks were lost with verifiable cargoes that contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value.

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration and recovery of historic shipwrecks including eventually conducting archaeological research around the world. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. In addition to the research is ongoing education of personnel involved in operations with the Company. College level courses in archaeology are being periodically taught by a Ph.D. in a program to help educate the personnel in context, work methodology, documentation, and conservation.

This type of business venture is extremely speculative in nature and there is a tremendous amount of risk. An investment in our securities is highly speculative and extremely risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a complete and total loss of their investment.

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very challenging and the probability that the Company will locate and recover valuable artifacts or treasure is remote. If the Company is not able to locate and recover artifacts or treasure that are of significant value, then there is high probability that the Company will face adverse consequences.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur, and already have occurred, that adversely affect the Company’s operations. It is also possible that natural hazards may prevent or significantly delay exploration and recovery operations.

In addition to natural hazards there are constant repair and maintenance issues with treasure salvage vessels which tend to be older vessels that were originally used in other industries that have been converted for use in shipwreck exploration and recovery. The repairs, maintenance and upkeep of this type of vessel, and in particular the Company’s main salvage vessel, is time consuming and can be very expensive and there may be significant periods of vessel down time that result from needed repairs being made or a lack of financing to make repairs to the vessel.

Furthermore, there are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or be able to enter into agreements with government agencies in order to explore and salvage historic shipwrecks.

Obtaining permits and entering into agreements with governmental and quasi-governmental agencies to conduct historic shipwreck exploration and recovery operations is generally a very complex, time consuming, and expensive process. Furthermore, the process of entering into agreements and/or obtaining permits may be subject to lengthy delays, possibly in excess of a year.

The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, etc. The length of time it takes to obtain permits or enter into agreements may cause the Company to expend significant resources while gearing up to do work with little or no visibility as to the timing of receiving a permit.

It is also possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them. Even if the Company is able to obtain permits for shipwreck projects there is a possibility that the shipwrecks may have already been recovered or may not be found, or may not have had anything valuable on board at the time that they sank.

It is the Company’s intent to find shipwrecks which research suggest there were not any previous recovery efforts or past recovery efforts failed. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will exceed the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts which could lead to lengthy and expensive legal issues.

Moreover, there is the possibility that should the Company be successful in locating and recovering artifacts that have significant archeological, historical and/or monetary value that a country whose ship was recovered may attempt to assert ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site there is a risk of theft of such items at sea, both before or after the recovery or while the artifacts are in transit to a designated and safe destination, as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

There are a number significant issues and challenges that make the exploration and recovery of historic shipwrecks a speculative and highly risky business venture including, but not limited to, government regulation, the Company’s inability to secure permits and contracts or lengthy delays in obtaining permits or entering into agreements, periodic lack of financing, lack of revenue and cash flow and continued losses from operations. There is also a significant expense involved in research and ongoing educational programs. Research expenses involve paying scientists for translations, dues and fees for various historical entities such as archives, travel and accommodations, and research materials.

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts or treasure. If the Company were to cease its operations, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is extremely speculative and of exceptionally high risk.

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

Accordingly, an investment in our securities is highly speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a complete and total loss of their investment. An investor should consider consulting with professional advisers before making an investment in our securities.

Plan of Operation

During the periods ended June 30, 2016 and 2015, the Company has taken the following steps to implement its business plan:

●
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, and recovering historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and money researching potential shipwrecks, including past physical visits to obtain information from foreign archives.

●
Although the Company has not generated revenues to date our business goals continue to evolve. Relationships are being developed with foreign dignitaries and scientists around the world for the purpose of identifying, researching, locating and obtaining the exploration rights to historic shipwrecks.

●	The Company is discussing and reviewing revenue producing opportunities at this time.

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes may be a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was previously active through April 25, 2014. It is necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform work at the site after April 25, 2014. Management is pursuing the renewal of the permit, however the renewal process is anticipated to be a very slow, complex and complicated process. The potential renewal and name change will eventually involve a State Judge, Federal Judge, the U.S. Marshall’s Service and the Florida Division of Historical Resources. Due to these multiple additional steps, the renewal of the permit has not been issued as of the filing of this report.

The Juno Beach Shipwreck site is a speculative project as far as the potential for the Company to ever locate valuable artifacts or treasure. Although the Company has recovered various artifacts that it believes are interesting, it has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site. There is also the possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be extremely difficult or impossible due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc. Additionally, Management believes the previous partner, Tulco Resources, deleted a significant portion of the 2003 magnetometer survey which may contain portions of the wreck itself. The Company is planning the process to perform additional research and a cesium vapor magnetometer survey of the deleted area. This survey has not been completed as of the filings of this report.

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

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as area 2 off of Melbourne Beach, Florida. The Permit is active for three years from the date of issuance.. In the past in addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform operations. On occasion inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. On July 6, 2016 Seafarar’s Quest, LLC received a 1A-31 Permit from the Florida Division of Historical Resources for an area identified as area 1 located off of Melbourne Beach, Florida. The permit is active for three years from the date of issuance.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however, the Company does not have specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites, including sites located internationally, for possible exploration and recovery. Should the Company decide that it will pursue exploration and recovery activities at other potential shipwreck sites, it may be necessary to obtain various permits.

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

At June 30, 2016, the Company had a working capital deficit of $1,182,455. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 19, 2016.

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

Summary of Six Months Ended June 30, 2015 Results of Operations

Net losses for the six month period ended June 30, 2016 were $507,178 versus $410,622 for the six month period ended June 30, 2015, an increase of approximately 23.5%. The increase in net losses in 2016 is primarily due to the impact of the fair value measurement adjustments on several convertible promissory notes that resulted in an interest expense of $203,459 in 2016 as compared to interest income of $207,826 in 2015. Interest expense for the six month period ended June 30, 2016 was $203,459versus income of $207,806 for the six month period ended June 30, 2015. The swing from interest income in 2016 to an interest expense in 2015 was due to the fair value measurement of several convertible notes. During the six month period ended June 30, 2016, consulting and contractor fees were $171,341 compared to $354,047 during the six month period ended June 30, 2015. The 51.7% decrease in consulting and contractor fees in 2016 was largely due to a lull in operations and significantly less stock based compensation being paid for services. During the six month period ended June 30, 2016 the Company incurred professional fees related expenses of $47,670 versus $50,379 during the six month period ended June 30, 2015, a decrease of approximately 5%. The 5% decrease was due to the Company paying less for legal fees due to the winding down of a lawsuit. During the six month period ended June 30, 2016 the Company incurred vessel related expenses of $4,943 versus $26,792 during the six month period ended June 30, 2015. The approximate 81.6% decrease in vessel expenses in 2016 was due to fewer overall maintenance issues with the Company’s primary salvage vessel. The Company did not incur any major fees for repairs to the main salvage vessel during for the six month period ended June 30, 2016. Travel and entertainment expenses decreased approximately 52.4%, from $36,333 for the six month period ended June 30, 2015 to $17,287 for the six month period ended June 30, 2016. The general and administrative expenses for the period ended June 30, 2016 was $29,426 compared to $105,803 for the period ended June 30, 2015, a decrease of 72.2%. Rent expense was $28,102 in 2015 versus $16,060 in 2016, a decrease of 42.9%.

Summary of Three Months Ended June 30, 2015 Results of Operations

The Company’s net loss for the three month period ended June 30, 2016 was $305,198 as compared to a net loss of $348,392 during the three month period ended June 30, 2015. The approximate 12.4% decrease in the net loss for the three month period ended June 30, 2016 was primarily attributable to a significant decrease in losses from operations. During the three month period ended June 30, 2016 losses from operations were $162,810 versus operating losses of $296,699 for the same period in 2015, a decrease of 45%. During the three month period ended June 30, 2016 consulting and contractor fees were $93,705 as compared to $174,341 during the three month period ended June 30, 2015 which represents a decrease of 46.3%. The decrease in consulting and contractor fees in 2016 was largely a result of a decrease in operating activity due to a lull in operations and significantly less stock based compensation being paid for services.  During the three month period ended June 30, 2016, the Company incurred professional fee related expenses of $27,170 versus $20,169 during the three month period ended June 30, 2015, an increase of 34.7%. During the three month period ended June 30, 2016 the Company incurred vessel related expenses of $4,943 versus $16,277 during the three month period ended June 30, 2015. The approximate 70% decrease in vessel expenses in 2016 was due to fewer overall significant maintenance issues with the Company’s primary salvage vessel in 2016, however as the vessel is an older ship it continues to require constant maintenance and upkeep which can be very expensive. Travel and entertainment expenses decreased 94% from $23,081 for the three month period ended June 30, 2015 compared to $1,286 for the three month period ended June 30, 2016. Interest expense for the three month period ended June 30, 2016 was $165,834 versus $51,693 for the three month period ended June 30, 2015. The approximate 220% increase in interest expense was due to the fair value measurement adjustments on several convertible promissory notes.

Liquidity and Capital Resources

At June 30, 2016, we had $0 cash in the bank.   During the six month period ended June 30, 2016 we incurred a net loss of $305,198. At June 30, 2016, we had $67,291 in current assets and $1,249,746 in current liabilities, leaving us a working capital deficit of $1,182,455.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended June 30, 2016. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates the Company may occasionally need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $162,810 for the three month period ended June 30, 2016. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended June 30, 2016 and 2015.)  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2016.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of June 30, 2016 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2016, the Company issued 73,880,008 shares of its restricted common stock for various consulting services for board of directors fees, dive operations, advisory council fees, business advisory, business development, analysis, web store development, press release editing, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended June 30, 2016, the Company entered into subscription agreements to sell 68,266,667 shares of its restricted common stock in exchange for proceeds of 41,520. The proceeds received were used for general corporate purposes, working capital and the repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended June 30, 2016, holders of three promissory notes elected to convert the balances of their notes plus accrued interest into 151,610,875 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

The Company has several promissory notes and loans that are currently in default to non-payment of principle and interest. See Part I, Item 2, notes payable and convertible notes payable, in default, for discussion of defaults on certain debt obligations of the Company.

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

SEAFARER EXPLORATION CORP.

Date: August 19, 2016	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 19, 2016	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 19, 2016	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director