Form 10-Q
period 2016-09-30
SEAFARER EXPLORATION CORP
filed 2016-11-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes   ☐ No  ☑

As of November 10, 2016, there were 2,052,576,784 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2016

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets

Current assets:
Cash	$6,521	$5,097
Prepaid expenses	44,771	28,557
Deposits and other receivables	750	316
Total current assets	52,042	33,970

Property and equipment, net	62,788	63,276

Total assets	$114,830	$97,246

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$285,155	$244,678
Convertible notes payable, net of discounts of $36,482 and $17,295	23,268	45,705
Convertible notes payable, related parties, net of discounts of $4,717 and $15,064	12,683	9,000
Convertible notes payable, in default	434,952	391,300
Convertible notes payable, in default - related parties	181,500	167,500
Convertible notes payable at fair value	-	311,076
Shareholder loan	29,270	32,703
Notes payable, in default	37,000	30,000
Notes payable, in default - related parties	17,500	17,500
Total current liabilities	1,021,328	1,249,462

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Series B - 60 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.0001 par value - 2,300,000,000 shares authorized; 2,147,109,416 and
1,332,102,348 shares issued and outstanding at September 30, 2016 and
December 31, 2015, respectively	216,219	133,210
Additional paid-in capital	11,395,678	10,040,526
Accumulated deficit	(12,518,395)	(11,325,952)
Total stockholders' deficit	(906,498)	(1,152,216)
Total liabilities and stockholders' deficit	$114,830	$97,246

See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	166,803	125,787	338,144	479,834
Professional fees	30,521	12,375	78,191	62,754
General and administrative expense	12,675	3,290	42,101	109,093
Depreciation expense	8,496	8,496	25,488	25,488
Rent expense	10,517	12,799	26,577	40,901
Vessel expense	13,958	14,431	18,901	41,223
Travel and entertainment expense	27,662	13,711	44,949	50,044
Total operating expenses	270,632	190,889	574,351	809,337

Loss from operations	(270,632)	(190,889)	(574,351)	(809,337)

Other income (expense):
Interest income (expense)	(414,633)	(135,227)	(618,092)	72,559
Loss on impairment		-	-	-
Total other income (expense)	(414,633)	(135,227)	(618,092)	72,559
Net loss	$(685,265)	$(326,116)	$(1,192,443)	$(736,778)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	2,005,911,180	1,193,601,601	1,633,729,734	1,120,925,906

  See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2016	2015
Operating activities
Net loss	$(1,192,443)	$(736,738)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	25,488	25,488
Change in allowance for uncollectible note receivable
Interest (income) expense on fair value adjustment	272,325	(170,844)
Amortization of beneficial conversion feature
of the notes payable	49,749	67,129
Loss on impairment	-	-
Common stock issued for services	406,802	243,976
Common stock issued for loan fees	81,874
Decrease (increase) in:
Settlement receivable	-	18,000
Prepaid expenses and deposits	(16,648)	(33,131)
Decrease in shareholder advance
Increase (decrease) in:
Accounts payable and accrued expenses	40,477	47,509
Net cash provided (used) by operating activities	(332,376)	(538,611)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	192,720	331,368
Proceeds from the issuance convertible notes payable	121,700	202,000
Proceeds from the issuance convertible notes payable, related
party	22,400	9,000

Payment of Convertible note payable	-	(12,000)
Advances from shareholder	5,760	9,420
Payments to shareholders	(8,780)	(10,000)
Net cash provided by financing activities	333,800	529,788

Net increase (decrease) in cash	1,424	(8,823)

Cash - beginning	5,097	12,424
Cash - ending	$6,521	$3,601

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$6,000	$6,000
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy debt	$26,571	$26,571
Convertible debt converted and accrued interest to common
stock	$465,803	$465,803
Common stock issued for fixed asset purchase	$25,000	$-

See notes to unaudited condensed financial statements.

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2015, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016 or for any future period.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2016. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2016 and 2015, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2016 and 2015.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2015:
Description	Level 1	Level 2	Level 3
Notes payable at fair value	$-	$-	$311,076

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2016:
Description	Level 1	Level 2	Level 3
Notes payable at fair value	$-	$-	$-

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the nine month period ended September 30, 2016 is as follows:

			New
	Fair Value	Change in fair	Convertible		Fair Value
	January 1, 2016	Value	Notes	Conversions	September 30, 2016

Notes payable at fair value	$311,074	$109,992	$135,884	$(556,950)	$ -

The change in the notes payable at fair value for the three months ended September 30, 2016 are as follows:

	Fair Value	Change in fair	Convertible		Fair Value
	June 30, 2016	Value	Notes	Conversions	September 30, 2016

Notes payable at fair value	$186,605	$221,059	$-	$(407,664)	$ -

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in interest income or expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above present value of the future interest payments.

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Diving vessel	$326,005	$326,005
Equipment	32,420	7,420
Less accumulated depreciation	(295,637)	(270,149)
	$62,788	$63,276

Depreciation expense for the nine month periods ended September 30, 2016 and 2015 amounted to $25,488.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended September 30, 2016 and 2015.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment , which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2016, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which was superseded by ASC 505-50.  The Company has previously issued compensatory shares for various services including, but not limited to, executive, board of directors, business consulting, corporate advisory, accounting, research, archeological, operations, strategic planning, corporate communications, financial, legal and administrative consulting services. As determined by Management the Company may issue compensatory shares in the future for these or other services.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Net loss attributable to common stockholders	$(685,265)	$(326,116)

Weighted average shares outstanding:
Basic and diluted	2,005,911,180	1,193,601,601

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the nine months ended September 30, 2016 and 2015 are as follows:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Net loss attributable to common stockholders	$(1,192,443)	$(736,738)

Weighted average shares outstanding:
Basic and diluted	1,633,729,734	1,120,925,906

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 – CAPITAL STOCK

At September 30, 2016 the Company was authorized to issue 2,300,000,000 shares of $0.0001 par value common stock.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At September 30, 2016, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of September 30, 2016 and 2015, no shares of preferred stock had been converted into shares of the Company’s common stock.

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

Warrants and Options

During the three month period ended September 30, 2016, the Company issued the following warrants:

Term	Amount	Exercise Price
07/12/16 to 01/12/18	4,000,000	$0.0020
07/20/16 to 08/26/17	18,181,818	$0.0033
08/26/16 to 08/26/17	7,000,000	$0.0050
08/31/16 to 08/31/18	25,000,000	$0.0010
	54,181,818

As of September 30, 2016, the Company had a total of 143,531,818 warrants outstanding with exercise prices ranging from $0.0005 to $0.01 per share.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2016 and December 31, 2015, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $12,518,000 and $11,326,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2016 and December 31, 2015. Company is preparing information for tax returns for past years. Due to the Company’s lack of revenue since inception, management does not believe that there is any income tax liability for past years. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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

Diving Operations House

The Company has an operating lease for a house located in Palm Bay, Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The term of the lease agreement commenced on October 1, 2015 and expired on October 31, 2016. The Company is leasing the property on a month to month basis subsequent to October 31, 2016 under the same terms. The Company pays $1,300 per month to lease the operations house.

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

Convertible Notes Payable

The following table reflects the convertible notes payable, other than five notes that have been remeasured to fair value which are discussed later in Note 8, as of September 30, 2016:

Issue	Maturity	September 30,	Interest	Conversion
Date	Date	2016	Rate	Rate
Convertible notes payable:
April 4, 2016	November 4, 2016	$10,000	6.00%	0.0010
July 19, 2016	July 19, 2017	4,000	6.00%	0.0015
August 24, 2016	February 24, 2017	20,000	6.00%	0.0010

August 31, 2016	August 31, 2017	25,750	6.00%	0.0010

Unamortized discount		(36,482)
Balance		$23,268
Convertible notes payable – related parties

May 10, 2016	November 10, 2016	$5,000	6.00%	0.00050
May 10,2016	November 10,2016	5,000	6.00%	0.00050
May 20, 2016	November 20,2016	5,000	6.00%	0.00050
July 12, 2016	January 12,2016	2,400	6.00%	0.00060
Unamortized discount		(4,717)
		$12,683

Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	25,000	6.00%	0.0050
September 18, 2015	March 18, 2016	25,000	6.00%	0.0020
April 20,2015	April 20, 2016	23,652	6.00%	0.0032
Balance		$434,952

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	9,000	6.00%	0.0030
January 12, 2016	July 12, 2016	$5,000	6.00%	0.00200

Balance		$181,500

Notes Payable

The following table reflects the notes payable as of September 30, 2016:

Issue Date	Maturity Date	2016	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	6.00%
October 6, 2015	November 11, 2015	10,000	6.00%
		$17,500

Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	6.00%
March 05, 2016	June 16, 2016	7,000	6.00%
		$37,000

Note Conversions

A lender who had a convertible promissory note outstanding with a remaining principal balance of $38,000 elected to convert a portion of the principal balance of $13,348 of the note plus accrued interest and late fees of $6,652 into 12,750,000 shares of the Company’s common stock. The remaining principal balance of this note was $23,652 at September 30, 2016

A lender elected to convert the entire principal balance of $15,000 of a convertible promissory note into 30,000,000 shares of the Company’s common stock. The remaining principal balance of this note was $0 at September 30, 2016.

A lender elected to receive 10,000,000 shares of the Company’s common stock to pay down $10,000 of the principle balance of a promissory note. The remaining principal balance of this note was $7,000 at September 30, 2016.

At September 30, 2016 and December 31, 2015, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $154,790 and $135,581 respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

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

Shareholder Loans

At September 30, 2016 the Company had two loans outstanding to its CEO totaling $29,270, consisting of a loan in the amount of $28,070 with a 6% annual rate of interest and a loan in the amount of $1,200 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002, and, a loan in the amount of $1,200 at a rate of 0% interest.

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

During the nine month period ended September 30, 2016, the principle balance and accrued interest was converted into 54,561,311 shares of common stock.

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

During the nine month period ended September 30, 2016, the principle balance and accrued interest was converted into 86,597,589 shares of common stock.

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

During the nine month period ended September 30, 2016, the principle balance and accrued interest was converted into 50,268,153 shares of common stock.

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

During the nine month period ended September 30, 2016, the principle balance and accrued interest was converted into 53,181,384 shares of common stock.

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

During the nine month period ended September 30, 2016, the principle balance and accrued interest was converted into 69,091,471 shares of common stock.

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

Exploration Permit with the Florida Division of Historical Resources for an Area off of Melbourne Beach, Florida

On July 28, 2014, Seafarer’s Quest, LLC, received a 1A-31 Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Melbourne Beach, Florida. The Permit is active for three years from the date of issuance.

Exploration Permit with the Florida Division of Historical Resources for an Area off of Melbourne Beach, Florida

On July 6, 2016, Seafarer’s Quest, LLC, received a 1A-31 Permit (the “Permit”) from the Florida Division of Historical Resources for a second area identified off of Melbourne Beach, Florida. The Permit is active for three years from the date of issuance.

Certain Other Agreements

In January of 2016 the Company entered into a consulting agreement with an individual under which the individual agreed to provide corporate communications services and shareholder notification and awareness services. The term of the agreements is for twelve months and the Company agreed to pay the consultant 4,000,000 shares of restricted common stock to perform the services.

In April of 2016, the Company entered into agreements with seven separate individuals to either join or rejoin the Company’s advisory council. Under the advisory council agreements all of the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisors shares of the Company’s restricted common stock including 4,000,000 shares each to three of the advisors, 3,000,000 shares each to three of the advisors and 2,000,000 shares to one of the advisors, an aggregate total of 23,000,000 restricted shares. According to the agreements each of the advisors’ shares vest at a rate of 1/12 th of the amount per month over the term of the agreement.  If any of the advisors or the Company terminates the advisory council agreements prior to the expiration of the one year terms, then each of the advisors whose agreement has been terminated has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

In April of 2016, the Company entered into a consulting agreement with a limited liability company under which the consultant agreed to provide diving services, assist in maintaining Seafarer’s vessels and equipment, and provide operational and project management services for Seafarer’s exploration and recovery diving operations. The term of the consulting agreement is from April 1, 2016 to March 31, 2017 and at the end of the term the consulting agreement may be renegotiated. The consultant reports directly to the CEO of Seafarer. The Company agreed to pay $125 per day to the consultant plus an initial $25 per day for operational and site management services. The Company also agreed to pay $700 per month to the consultant for campground and electrical services while the consultant is on site providing services to the Company.. The Company also agreed to pay 4,000,008 shares of restricted common stock to the consultant for the services. The shares vest at a rate of 333,334 shares per month over a twelve month period. If the Company or the consultant terminates the agreement prior to the end of the term of the agreement then any of the shares that have not yet vested will be cancelled. The Company, in its sole discretion, may pay the consultant additional compensation or bonuses.

In April of 2016, the Company paid 2,880,000 shares of restricted common stock to an individual for providing past project management services related to the Company’s dive operations.

In April of 2016 the Company entered into a consulting agreement with a corporation under which the corporation agreed to provide various services including business development, mergers and acquisitions, business strategy and analysis of business opportunities in the historic shipwreck exploration business in Panama. The consultant will not negotiate on behalf of the Company or provide any market making or listing services. The term of the agreement is open ended and will continue until the completion of the consulting services. The Company agreed to pay the consultant a total of 2,000,000 shares of restricted common stock.

In April of 2016 the Company entered into a consulting agreement with a corporation under which the corporation agreed to provide various services including business development, mergers and acquisitions and business. The consultant will not negotiate on behalf of the Company or provide any market making or listing services. The term of the agreement is open ended and will continue until the completion of the consulting services. The Company agreed to pay the consultant a total of 1,000,000 shares of restricted common stock.

In May of 2016, the Company entered into an agreement with an individual to rejoin the Company’s advisory council. Under the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 2,000,000 shares of restricted common stock. According to the agreements the advisor’s shares vest at a rate of 1/12 th of the amount per month over the term of the agreement.  If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for pre approved expenses.

In May of 2016, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 shares of restricted common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses.

In May of 2016, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 shares of restricted common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses.

In May of 2016, the Company issued a consultant 5,000,000 shares of restricted common stock for providing various project management services related to the Company’s shipwreck exploration and recovery services. The Company believes that the consultant has provided services at below market rates of compensation and the shares were paid both to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company.

In June of 2016, the Company entered into a consulting agreement with two individuals under which the individuals agreed to provide various consulting services including website development to include a storefront, and business strategy relating to business development for the Company’s digital storefront and Internet merchandising site. The term of the agreement is open ended and will continue until the completion of the services. The Company agreed to pay each consultant 2,000,000 shares of its restricted common stock, a total of 4,000,000 shares of restricted common stock.

In June of 2016, the Company entered into a consulting agreement with an individual who is related to the Company’s CEO under which the individual agreed to provide various consulting services including business development, photography, custom logo design and development, developing corporate identity materials such as business cards, editing, art illustrations, and working with the Company and other consultants to develop its future digital storefront and Internet merchandise site. The term of the agreement is open ended and will continue until the completion of the services. The Company agreed to pay the consultant a total of 5,000,000 shares of restricted common stock.

In July of 2016 the Company entered into a consulting agreement with a corporation under which the corporation agreed to provide various services including business development, mergers and acquisitions and business. The consultant will not negotiate on behalf of the Company or provide any market making or listing services. The term of the agreement is open ended and will continue until the completion of the consulting services. The Company agreed to pay the consultant a total of 5,000,000 shares of restricted common stock.

In July of 2016 the Company issued 4,732,000 shares of restricted common stock to a consultant to reimburse the consultant for travel expenses and time incurred for setting up various meetings.

In July of 2016, the Company entered into a consulting agreement with an individual under which the individual agreed to provide various consulting services including website development to include business development, assistance with other consultants in developing and maintaining a digital store front, film editing, and for other Web based consulting relating to the Company’s efforts to develop Internet merchandising opportunities. The term of the agreement is open ended and will continue until the completion of the services. The Company agreed to pay the consultant 2,500,000 shares of its restricted common stock.

In July of 2016, the Company entered into a consulting agreement with an individual under which the individual agreed to provide various consulting services including media, business development related to television and motion pictures, and general consulting related to media and entertainment. The term of the agreement is open ended and will continue until the completion of the services. The Company agreed to pay the consultant 2,000,000 shares of its restricted common stock.

In September of 2016 the Company issued 5,000,000 shares of restricted common stock to one of its legal advisors. The shares were issued as retention bonus for the advisor’s willingness to forego receiving payment for services rendered for lengthy time periods, appreciation for past legal services rendered, as well to induce the advisor to continue to provide services on favorable terms to the Company.

In September of 2016 the Company issued 1,500,000 shares of restricted common stock to one of its consultants. The shares were issued as retention bonus for the consultant’s willingness to forego receiving payment for services rendered for lengthy time periods, appreciation for past administrative and clerical services rendered, as well to induce the consultant to continue to provide services on favorable terms to the Company.

In September of 2016 the Company issued 15,000,000 shares of restricted common stock to one of its business advisory consultants. The shares were issued as retention bonus for the consultant’s willingness to forego receiving payment for services rendered for lengthy time periods, appreciation for past business advisory, strategic planning, assistance with financial reporting, administrative and IT services, as well to induce the consultant to continue to provide services on favorable terms to the Company.

In September of 2016 the Company issued a total of 13,000,000 shares of restricted common stock to nine independent contractor consultants who provide various services relating to the Company’s diving operations. The shares were issued were issued as retention bonus for the consultants’ willingness to forego receiving payments for services rendered for lengthy time periods, appreciation for past services rendered, as well to induce the consultants to continue to provide services on favorable terms to the Company.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2016, the Company owed the related party limited liability company $1,195.

The Company has an ongoing agreement to pay a limited liability company a monthly fee of $3,500 in cash or $5,000 per month in restricted stock for archeological services and the review of historic shipwreck research consulting services.

The Company has an ongoing agreement to pay an individual a monthly fee of $1,500 per month for archeological consulting services.

The Company has an ongoing consulting agreement to pay a limited liability company a minimum of $5,000 per month for business advisory, strategic planning and consulting services, assistance with financial reporting, IT management, and administrative services. The Company also agreed to reimburse the consultant for expenses. The agreement is verbal and may be terminated by the Company or the consultant at any time.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Company expects to complete such claim within a few months.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2016:

In January of 2016, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest was due on or before July 12, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

In January of 2016 a shareholder who is related to the Company’s CEO provided a loan in the amount of $260 to the Company. This loan pays 0% interest.

In February 2016, the Company’s CEO provided a loan to the Company in the amount of $4,000. This loan pays interest at a rate of 6% per annum and if the loan and accrued interest are not repaid within 90 days from February 10, 2016 then the lender is entitled to receive 500,000 shares of the Company’s restricted common stock which has not been issued. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

In May of 2016, the Company’s CEO provided a loan to the Company in the amount of $1,200. This loan was repaid during the nine month period ended September 30, 2016, no interest was paid.

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

In May of 2016, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before November 10, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  The related party lender received 2,500,000 warrants to purchase shares of the Company’s common stock at a price of $0.002. This note remains unpaid.

In May of 2016, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before November 10, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  The related party lender received 2,500,000 warrants to purchase shares of the Company’s common stock at a price of $0.002. This note remains unpaid.

In May of 2016, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before November 20, 2016. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  The related party lender received 10,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.002.  This note remains unpaid.

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

On various dates in July of 2016 the Company repaid a total of $4,100 of the principal balance of loans owed to its CEO. No interest or financing fees were paid to the Company’s CEO in conjunction with the repayment of the loans.

On various dates in July of 2016 the Company repaid a total of $3,180 of the principal balance of several loans owed to a related party. No interest or financing fees were paid to the related party in conjunction with the repayment of the loans.

In July of 2016, the Company entered into a convertible promissory note agreement in the amount of $2,400 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principle and accrued interest are due on or before January 12, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share.  The related party lender received 4,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.002.

In August of 2016, the Company entered into a debt settlement agreement with a related party vendor to settle a total of $32,213 of outstanding debt related to transfer agent fees and legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 32,212,790 shares of its restricted common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $32,213from the sale of the stock, then the consultant is entitled to receive up to an additional 11,000,000 shares of common stock or a cash payment until the balance is paid in full.

In September of 2016, the Company agreed to pay a related party who is related to the Company’s CEO, 25,000,000 shares of its restricted common stock for the purchase of a magnetometer owned by the related party. The related party had previously purchased the magnetometer and agreed to rent the equipment to the Company in 2015, however the Company and the related party never agreed to a specific rental price and the Company never made any rental payments or paid any fees for use of the equipment. The agreement specifically states that the Company does not owe the related party any past fees for rental or equipment charges for use of the magnetometer.

The Company has an ongoing verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2016, the Company owed the related party limited liability company $1,195 for transfer agency services rendered and for the reimbursement of legal fees

At September 30, 2016 the following promissory notes and shareholder loans were outstanding to related parties:

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

A note payable dated February 24, 2010 in the principal amount of $7,500 with a corporation. The Company’s CEO was a director of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principle and accrued interest were due on or before February 24, 2011. This note is currently in default due to non-payment of principal and interest.

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

A loan in the amount of $28,070 due to the Company’s CEO. The loan is not secured and pays interest at a 6% per annum and the principal and accrued interest and was due on or before June 14, 2016. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 12, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0020 per share.  The convertible note payable was due on or before July 12, 2016 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A loan in the amount with the remaining principal balance of $1,200 due to the Company’s CEO. The loan is not secured and pays interest at a 6% per annum. The lender is entitled to receive 500,000 shares of the Company’s restricted common stock due to the loan not being repaid within 90 days from February 10, 2016.

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

A convertible note payable dated July 12, 2016 due to a person related to the Company’s CEO with a face amount of $2,400. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0006 per share.  The convertible note payable is due on or before January 12, 2017 and is not secured.

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

Overview

General

It has been estimated, but not verified, by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”) that there are over three million undiscovered shipwrecks around the world and a few of these shipwrecks were lost with verifiable cargoes that contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value.

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. Once artifacts have been properly conserved, they will be made available for scientific research and allowed to be displayed for the public. The Company believes it will eventually be conducting archaeological research around the world and potentially supporting organizations like UNESCO and The National Oceanic and Atmospheric Administration (“NOAA”) in the documentation of historic shipwrecks. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to government states, university researchers, NOAA, UNESCO, and other responsible academic parties upon reasonable request. In addition to the research, there is ongoing education of personnel involved in operations with the Company. College level courses in archaeology are being periodically taught by a Ph.D. in a program to help educate the personnel in context, work methodology, documentation, and conservation. It is the Company’s intent to have the highest educated personnel possible.

This type of business venture is extremely speculative in nature and carries a tremendous amount of risk. An investment in our securities is highly speculative and extremely risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a complete and total loss of their investment.

The exploration and recovery of historic shipwrecks involves a multi-year, multi stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very challenging and the probability that the Company will locate and recover valuable artifacts or treasure is remote. If the Company is able to recover valuable artifacts, the artifacts will be very expensive to conserve and store. If the Company is not able to locate and recover artifacts or treasure that are of significant value, then there is high probability that the Company will face adverse consequences.

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

In addition to natural hazards there are constant repair and maintenance issues with historic shipwreck exploration and recovery vessels, which tend to be older vessels that were originally used in other capacities that have been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of this type of vessel, and in particular the Company’s main vessel, is time consuming and can be very expensive and there may be significant periods of vessel down time that results from needed repairs being made or a lack of current financing to make repairs to the vessel.

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

It is the Company’s intent to find shipwrecks where available research suggests there were not any previous recovery efforts or past recovery efforts failed or were not completed. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will exceed the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts which could lead to lengthy and expensive legal issues.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle other loans and debt, may cause a significant decline in the market price of the Company’s securities.

Accordingly, an investment in our securities is highly speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a complete and total loss of their investment. An investor should consider consulting with professional financial advisers before making an investment in our securities.

Plan of Operation

During the periods ended September 30, 2016 and 2015, the Company has taken the following steps to implement its business plan:

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

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes may be a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was previously active through April 25, 2014. It is necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform work at the site after April 25, 2014. Management is pursuing the renewal of the permit, however the renewal process is anticipated to be a very slow, complex and complicated process. The potential renewal and name change will eventually involve a State Judge, Federal Judge, the U.S. Marshall’s Service and the Florida Division of Historical Resources. Due to these multiple additional steps, the renewal of the permit has not been issued as of the filing of this report and Management is not able to predict the timing or success of any such renewal. The Company met with a Federal Judge in of October 2016, and is moving forward as instructed.

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

Moreover, the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, and it is therefore not possible to determine whether or not the ship was originally carrying cargo of any significant value. Only remnants and scattered pieces of a sunken ship have been located to date; no main shipwreck body has been located, although there is a large deleted area which has not been searched. It is also possible, although there is no proof suggesting this, that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site area and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are no artifacts of significant value located on the Juno Beach shipwreck site.

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as area 2 off of Melbourne Beach, Florida. The Permit is active for three years from the date of issuance. In the past in addition to the Company’s main salvage vessel, the Company has utilized additional vessels in order to perform operations. On occasion, inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. On July 6, 2016 Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Second Melbourne Permit”) from the Florida Division of Historical Resources for an area identified as area 1 located off of Melbourne Beach, Florida. The Second Melbourne Permit is active for three years from the date of issuance.

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

At September 30, 2016, the Company had a working capital deficit of $969,286. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2016.

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

Summary of Nine Months Ended September 30, 2016 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2016 was $1,192,443 as compared to a net loss of $736,778 during the nine month period ended September 30, 2015. The increase in net losses of approximately 62% in 2016 was primarily due to the impact of the fair value measurement adjustments on several convertible promissory notes that resulted in an interest expense of $618,092 in 2016 as compared to interest income of $72,559 in 2015. The swing from interest income in 2015 to an interest expense in 2016 was due to the fair value measurement of several convertible notes. During the nine month period ended September 30, 2016, the Company incurred consulting related expenses of $338,144 versus $479,834 during the nine month period ended September 30, 2015, a decrease of 29.5%. The decrease in consulting and contractor expenses was largely due to a lull in operations during the first half of 2016 and significantly less stock based compensation being paid for services. During the nine month period ended September 30, 2016, the Company incurred professional fees of $78,191 as compared to $62,754 during the nine month period ended September 30, 2015, an increase of approximately 25%. During the nine month period ended September 30, 2016, the Company’s general and administrative expenses were $42,101 as compared to $109,093 during the nine month period ended September 30, 2015, an decrease of approximately 61.4%.  During the nine month period ended September 30, 2016, the Company incurred vessel related expenses of $18,901 versus $41,223 during the nine month period ended September 30, 2015, a decrease of approximately 54%. The 54% decrease in vessel expenses was due to fewer overall significant maintenance issues with the Company’s primary salvage vessel in 2016 as compared to some prior years. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel the Company anticipates that it will continue to require repairs and in some cases major unforeseen repairs. The Company has also utilized a few newer and smaller vessels in its operations and these vessels do not require as much maintenance and upkeep which helps to keep costs down. Travel and entertainment expenses decreased approximately 10.1%, from $50,044 for the nine month period ended September 30, 2015 to $44,949 for the nine month period ended September 30, 2016. The decrease in travel and entertainment expenses was generally due to the Company not having to pay for hotel lodging expenses on a regular basis for several of its independent contract divers and operations personnel as a result of renting an operations house where personnel are able to stay while performing services for the Company. Rent expense was $26,577 for the nine month period ended September 30, 2016 versus $40,901for the same period in 2015, a decrease of nearly 35%.

Summary of Three Months Ended September 30, 2016 Results of Operations

The Company’s net loss for the three month period ended September 30, 2016 was $685,265 as compared to a net loss of $326,116 during the three month period ended September 30, 2015. The 110% increase in the net loss for the three month period ended September 30, 2016 was primarily attributable to 207% increase in interest expense and a 41.8% increase in losses from operations. Interest expense for the three month period ended September 30, 2016 was $414,633 versus $135,227 for the three month period ended September 30, 2015.  The approximate 207% increase in interest expense was due to the fair value measurement adjustments on several convertible promissory notes.  During the three month period ended September 30, 2016, the Company incurred consulting and independent contractor related expenses of $166,803 versus $125,787 during the three month period ended September 30, 2015, an increase of 32.6%. The 32.6% decrease in consulting and independent contractor related expenses was due to a ramping up of operations during the period and increased stock based compensations paid to several consultants and independent contractors for various services including business advisory, legal, operations, administrative, media consulting, digital storefront development, strategic planning, etc. The Company issued shares to several consultants as a retention bonus and inducement for the consultants to continue to provide services under terms that are favorable to the Company. During the three month period ended September 30, 2016, the Company incurred professional fees of $30,521 as compared to $12,375 during the three month period ended September 30, 2015, an increase of 146.6%. The increase in professional fees paid during 2016 was due stock based compensation paid to one of the Company’s legal advisors. During the three month period ended September 30, 2016, the Company incurred travel and entertainment expenses of $27,662 versus $13,711 during the three month period ended September 30, 2015, increase of approximately102%. During the three month period ended September 30, 2016, the Company’s general and administrative expenses were $12,675 as compared to $3,290 during the three month period ended September 30, 2015, an increase of 285%. During the three month period ended September 30, 2016, the Company incurred vessel related expenses of $13,958 versus $14,431 during the three month period ended September 30, 2015, a decrease of approximately 3.2%. The decrease in vessel expenses was due to fewer overall maintenance issues with the Company’s primary salvage vessel, however as the vessel is an older ship it continues to require constant maintenance and upkeep that may be very expensive.

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

The Company has experienced a net loss in every fiscal year since the reverse merger in 2008. The Company’s losses from operations were $574,351 for the nine months ended September 30, 2016 and $809,337 for the nine months ended September 30, 2015. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Liquidity and Capital Resources

At September 30, 2016, the Company had cash in the bank of $6,521.  During the nine month period ended September 30, 2016 the Company incurred net losses of $1,192,443. At September 30, 2016, the Company had $52,042 in current assets and $1,021,328 in current liabilities, leaving the Company with a working capital deficit of $969,286.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The company continued to operate with significant debt and a working capital deficit during the three and nine month periods ended September 30, 2016. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet all of its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and recover historic shipwrecks are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck exploration and recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. These repairs and maintenance are expensive and a drain on the Company’s cash.

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

Convertible Notes Payable and Notes Payable, in Default

At September 30, 2016, the Company had convertible notes payable and notes payable with a face value of $748,102 of which $670,952 were in default.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended September 30, 2016 and 2015.)  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2016.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of September 30, 2016 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2016.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Company expects to complete such claim within a few months.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2016, the Company issued 58,732,000 restricted common shares of its common stock to various consultants for services including business advisory, legal, administrative, operations, diving and exploration, media and entertainment, website development and editing, consulting, as retention bonuses and bonuses to several independent contractors, other services. From time to time in the regular course of its business the Company issues shares of its restricted common stock to consultants and other vendors for a variety of services rendered including, but not limited to, legal, financial, accounting, administrative, archeological, executive, corporate communications, operations, diving, etc. The Company issued 13,100,000 shares to two shareholders in conjunction with repricing agreements. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period. The Company issued 2,500,000 shares of its restricted common stock as financing fees to a lender in exchange for the lender extending the term of a loan. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2016, the Company entered into subscription agreements to sell 142,834,199 shares of its restricted common stock to nine investors and receive proceeds of $129,200. The proceeds were used for general corporate purposes, working capital and the repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended September 30, 2016 the holder of a convertible promissory notes with a remaining principal balance of $87,348 elected to convert the principal balance of their notes plus accrued interest into 165,022,855 shares of the Company’s common stock.. A holder of a convertible promissory note elected to convert a portion of the principal balance of $13,348 of the note plus accrued interest and late fees of $6,652 into 12,750,000 shares of the Company’s common stock. A holder of a convertible promissory note elected to convert the remaining principal balance of its note totaling $15,000 into 30,000,000 shares of the Company’s common stock. The Company settled $10,000 of the principal balance of a note payable by issuing 20,000,000 shares of its restricted common stock to the note holder. A related party vendor agreed to convert debt owed to the related party vendor by the Company for transfer agent services and legal fees totaling $32,213, into 32,212,790 shares of the Company’s restricted common stock. A related party agreed to accept 25,000,000 shares of the Company’s restricted common stock in exchange for a magnetometer that the related party had previously agreed to purchase in order to rent to the Company for use in its operations. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended

Item 3. Defaults Upon Senior Securities

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

Seafarer Exploration Corp.

Date: November 14, 2016	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2016	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 14, 2016	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director