Form 10-K
period 2016-12-31
SEAFARER EXPLORATION CORP
filed 2017-04-04
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2016

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,617,368 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2017 the Registrant had 2,330,980,241 outstanding shares of its common stock, $0.0001 par value.

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

 PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Florida Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to develop the infrastructure to engage in archaeological research, archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. The business plan also includes in-depth archival research and translation of historical documents from archives and repositories from around the world. In addition to the research is ongoing education of all independent contractors involved in operations with the Company. College level courses in archaeology are periodically being taught by a Ph.D. to all independent contractors in an ongoing program to help educate the independent contractors in context, work methodology, documentation, and conservation.

The exploration and recovery of historic shipwrecks is by nature speculative, and there is a high degree of risk inherent in this type of business venture. The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process and it may take several years and/or be prohibitively expensive to locate and recover valuable artifacts, if any are ever located at all, from historic shipwreck sites. It is possible that the Company will never locate any valuable artifacts from historic shipwreck sites.

There are a number of other significant challenges and risks regarding this type of business venture that make it risky with potential that the Company could fail. If the Company were to cease its operations, it is likely that there would be complete loss of all capital invested in and/or borrowed by the Company to date.

No Revenue and Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the necessary infrastructure for the actual investigation of historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 3, 2017. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

General

It has been estimated by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”) that there are over three million undiscovered shipwrecks around the world and some of these shipwrecks were lost with verifiable cargoes that contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure.

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. Once artifacts have been properly conserved, they will be made available for scientific research and allowed to be displayed for the public. The Company believes it will eventually be conducting archaeological research around the world and potentially supporting organizations like UNESCO and The National Oceanic and Atmospheric Administration (“NOAA”) in the documentation of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to government states, university researchers, NOAA, UNESCO, and other responsible academic parties upon reasonable request. In addition to the research, there is ongoing education of personnel involved in operations with the Company. College level courses in archaeology are being periodically taught by a Ph.D. in a program to help educate the personnel in context, work methodology, documentation, and conservation. It is the Company’s intent to have the highest educated personnel possible. The Company plans to hire additional archaeologists in addition to their current archaeologists to further insure all sensitive archaeological guidelines are met or exceeded.

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult, expensive, and rare. If the Company is not able to locate artifacts or treasure with significant value, then there is high probability that the Company will face adverse consequences.

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

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value, that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site, there is a risk of theft of such items at sea, both before or after the recovery or while the artifacts are in transit to a safe destination, as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work. The Company does have plans for security at sea, but may never implement such plans.

There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a speculative business venture. There is also significant expense involved in research and ongoing educational programs. Research expenses involve paying scientists for translations, dues and fees for various historical entities such as archives, travel and accommodations, and research materials. There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts.

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

Accordingly, an investment in our securities is speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consult with professional advisers before making an investment in our securities.

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

The expenses associated with being a small publicly traded company engaged in the historic shipwreck recovery business are exorbitantly high. The cost of operations may include the cost of buying or leasing a vessel, regular vessel maintenance and upkeep, ongoing vessel repairs due to wear and tear and damage by natural or human causes, docking fees, fuel, upgrades, equipment costs, personnel costs, insurance, registration costs, permitting, temporary lodging and provisions for divers and other personnel, etc. In addition to the operations expenses, a publicly traded company also incurs the significant recurring costs of maintaining publicly traded status, which include, but are not limited to administrative, accounting, audit, executive, legal, etc. These combined expenses are particularly burdensome for a smaller public company. The recurring expenses associated with being a publicly traded company focused on the exploration and recovery of historic shipwrecks may cause the Company to be at a significant competitive disadvantage when compared to some of its competitors who are private companies or public companies who are not fully reporting.

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have any steady cash flow to rely on to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in the Company or borrowed by the Company could be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $674,936 for the year ended December 31, 2016 and $1,057,364 for the year ended December 31, 2015. The Company believes that it will continue to generate losses from its operations for the foreseeable future.

Governmental Regulation

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. There is no guarantee that the Company will be able to secure permits or enter into agreements with government agencies in order to explore and recover historic shipwrecks, although the Company has secured permits in the past. There is a substantial risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, both in terms of direct and ongoing compliance costs. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

The laws and regulations regarding the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida are complex. A large amount of time and expense is required to comply with the existing laws and regulations. The State of Florida has, in the past, proposed new rules and regulations regarding the exploration and recovery of shipwrecks in Florida waters. The Company believes any new rules and regulations that are implemented into law would likely increase the cost of compliance and potentially force the Company to cease its operations. It is possible that the State of Florida may enact additional laws that ultimately make it impossible to conduct business as a commercial shipwreck exploration and recovery firm. It may also be possible that the State of Florida attempts to enact legislation which altogether bans the commercial exploration and recovery of historic shipwrecks in State controlled waters.

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

Litigation

The Company has been engaged in various litigations (See “Legal Proceedings” below). Although no negative outcomes are expected by management, a negative outcome in these actions could affect the Company’s business. We could be subject to future litigations that could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition, which the Company does not foresee and none currently exist.

Historic Shipwreck Exploration and Recovery in Florida

The Company operates year-round, but the best diving for historic shipwreck exploration and recovery in Florida waters is generally considered to be the summer months, from approximately the middle of April through October, although good weather conditions may allow operations to extend into the fall and winter months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions may hamper year round historical shipwreck exploration and recovery efforts in Florida waters. It is the Company’s intention to work continuously all year, as in years past.

Other factors that may hinder the Company’s ability to conduct year round operations include a lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi-governmental agencies, and the inability to locate and retain skilled, competent and experienced personnel. During down times, the Company's operations personnel may, among other duties, spend time researching sites, reviewing site plans, maps, charts, and other related information and performing maintenance, overhaul, cleaning, etc.

Juno Beach Shipwreck Site

The Company has previously performed exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes it is possible the Juno Beach shipwreck site may potentially contain remnants of a sunken 1500s ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. To date the Company has not located the main body of a shipwreck at the Juno Beach site, only a lot of shipwreck material and remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship. The Company has determined that a large part of the magnetometer survey that was previously provided to the Company and to the State of Florida by Tulco has an area that was intentionally deleted. The Company will complete a magnetometer survey of the entire deleted area when certain conditions are met.

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

Additionally, there is a large amount of overburden covering portions of the Juno Beach Shipwreck site, and in the unlikely scenario that there are valuable artifacts located on the site, it may be challenging to recover them due to the degree of difficulty in being able to dig deep enough under the sand to access them.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed against Tulco for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under an admiralty claim to a shipwreck site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 through April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. As of March 24, 2014, Seafarer, through Counsel with the assistance of a licensed investigator, established there was no party or individual to be served from Tulco due to the death of the former Manager, and having no other legal person or entity to serve, has established that it will seek the entry of a default judgment, and final judgment for award of all rights to such site for contractual and other rights held by Tulco. Seafarer gained a default and final Judgment on such matter on July 23, 2014, i.e. Seafarer won everything. Although there are no guarantees that a new, updated permit will be issued, Seafarer is now working with the State of Florida for the renewed permit to be in Seafarer’s name only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno site to the Company, erasing all rights of Tulco Resources. The U.S. Marshall's office has been ordered by the Federal Judge to arrest the Juno site to Seafarer. The Federal Judge has also granted both motions filed by Seafarer to assign the site to the Company in perpetuity and have the Company act as custodian to all artifacts recovered from the site.

The Company has recovered various artifacts it believes are interesting. Seafarer has not located artifacts and/or treasure of any significant value from the Juno Beach Shipwreck site, although Seafarer has not searched in the deleted area. There is also possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, ongoing maintenance and repair issues with the Company’s main salvage vessel, permitting issues and/or a lack of financing, etc.

Moreover, The Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, and it is therefore not possible to determine whether the ship was originally carrying cargo of any significant value. Only remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship have been located to date; no main shipwreck body has been located, although, Seafarer has not searched in the deleted area.

North Florida Shipwreck Site

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to investigate. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to investigate the site. On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward expanding the permitted area have been taken for such site and the Company and partnership are awaiting the issuance of a permit by the State of Florida. There are a significant number of challenges inherent in the exploration and recovery of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. The Permit (1A-31 Exploration Permit with a Dig and Identify Modification) for one of the additional areas was given to the Company on July 6th, 2016 and identified as Area 1.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however, the Company does have specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites for possible exploration and recovery. Should the Company decide that it will pursue exploration and recovery activities at other potential shipwreck sites it may be necessary to obtain recovery permits as well as environmental permits.

Certain Agreements

On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward the permitting have been taken for such site and the Company and partnership are awaiting the review of such permit request by the State of Florida.  As of December 31, 2016, the partnership has had no operations.

Florida Division of Historical Resources Agreements/Permits

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site. Currently the permit with the FBAR may eventually be renewed in the name of Seafarer Exploration Corp. under a judge’s order, however the Company is currently pursuing other projects and this project is not the primary focus of the Company’s efforts at this time. The permit had not been issued as of the filing of this report Seafarer is actively pursuing the permit and Admiralty Claim.

On July 6th, 2016 the Company’s partnership with Marine Archeological Partners, LLC, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida as Area 1. The Permit is active for three years from the date of issuance. Seafarer is currently in the renewal phase with the FBAR for Area 2.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2015 through June 30, 2017. Under the amended lease agreement the base monthly rent is $1,215 from July 1, 2015 through June 30, 2016 and $1,252 from July 1, 2016 to June 30, 2017.  There may be additional monthly charges for pro-rated maintenance, late fees, etc.

As of December 31, 2016, future minimum rental payments required under this non-cancelable operating lease total $7,510 for the year ending December 31, 2017.

Operations House

The Company has an operating lease for a house located in Palm Bay, Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company pays $1,300 per month to lease the operations house. The term of the lease agreement commenced on October 1, 2015 and expired on October 31, 2016. The Company is currently leasing the operations house on a month-to-month basis.

Item 3. Legal Proceedings.

On March 23, 2016 the Board of Directors signed a universal settlement agreement with the Plaintiffs in the litigation matters of Micah Eldred, et al., v. Seafarer Exploration, et al., Hillsborough County, Florida, Case No. 09-CA-30763, and Micah Eldred v. Seafarer Exploration Corp., et al., Hillsborough County, Florida, Case No. 14-CA-5360, and in the matter of Seafarer Exploration, et al. v. Micah Eldred, et al., Hillsborough County, Florida, Court of Appeals Case No. 14-2884, specifically: Micah Eldred, Michael Daniels, Diane J. Harrison, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Toni A. Eldred FBO Jordan Gratton, Toni A. Eldred FBO Justin Gratton, Vanessa A Verbosh, Oksana Savchenko, Matthew J. Presy, Olessia Kritskaia, Ekaterina Messinger, Abby Lord, Ioulia Hess, Anna Krokhina, George Linder, Christine Zitman, Carl Dilley, Heather Dilley, Robert Lizzano, Elizabeth Lizzano, Karen Lizzano, Susan Miller, Jillian Mally, Michael Mona, Alan Wolper, Sarah Wolper, Alan Wolper FBO Michael Wolper, Spartan Securities Group, Ltd., and Am Asia Consulting entered into the settlement agreement with Seafarer. An earlier named party, CADEF, The Childhood Autism Foundation, Inc., had previously entered into a settlement agreement, stating they had no knowledge of the suit or parties and had not agreed to sue Seafarer, and is no longer a party in the Litigation.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against Volentine to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon Internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages of $10,300,000 agreed to were questioned by the Court, and the Company proceeded to trial on damages against Volentine in a non-jury trial on December 1, 2015. Volentine is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against Volentine, and imposed other matters of potential penalties against Volentine. The Court also awarded attorney’s fees against Volentine on behalf of Seafarer for such motion. Volentine subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. Volentine lost, The Court dismissed Volentine’s motion after presentation of Volentine’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from Volentine for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion was also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. Volentine had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, was denied by the Court and Volentine lost again. The Plaintiff filed a motion for sanctions against Volentine for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on Volentine’s motion for sanctions, and essentially attempting to rehear the motion for contempt against Volentine. The Court dismissed Volentine’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying Volentine’s motion for summary judgment. The Company has a pending motion for sanctions related to Volentine’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.

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

The Company’s share price is quoted on the Pink Sheets. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0045 and $0.0006 for the year ended December 31, 2016, and $0.0085 and $0.0019 for the year ended December 31, 2015. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low bid prices for our common stock during each quarter for 2015 and 2016 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2015	0.0085	0.0036
June 30, 2015	0.0064	0.0033
September 30, 2015	0.0045	0.0020
December 31, 2015	0.0040	0.0019
March 31, 2016	0.0034	0.0012
June 30, 2016	0.0039	0.0006
September 30, 2016	0.0045	0.0010
December 31, 2016	0.0024	0.0009

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

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at March 24, 2017 was 1,783 shareholders of record holding 1,008,588,821 restricted shares in certificated securities and 1,322,391,420 non restricted shares.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 201 Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2016 and 2015. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales of Unregistered Securities

During the three month period ended December 31, 2016, the Company agreed to issue 2,000,000 of its restricted shares of its common stock to a consultant for business advisory services. During the year ended December 31, 2016, the Company agreed to issue 170,824,798 of its restricted shares of its common stock to various consultants. These shares were issued for business advisory, board of directors, executive, operations, corporate advisory, legal, financial, corporate communications, and administrative consulting services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and such securities were issued for services rendered to sophisticated and/or accredited investors.

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016. On various dates during the year ended December 31, 2016, the Company entered into subscription agreements to sell 276,267,533 shares of its restricted common stock and receive proceeds of $235,220. The proceeds were used for general corporate purposes, working capital and the repayment of debt. The Company issued 16,100,000 in conjunction with repricing agreements. The anti-dilution protection extends through the date upon which all registration restrictions expires, typically one year from the date the shares were issued, and is based upon the trading market value at the end of that period.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2016 a related party vendor agreed to convert a portion of its debt, $32,213, into 32,212,790 shares of the Company’s common stock.  During the year ended December 31, 2016 the Company agreed to issue 25,000,000 shares of restricted common stock to a related party for the purchase of a magnetometer owned by the related party. During the year ended December 31, 2016 the Company issued 7,633,333 shares of its restricted common stock for financing and loan origination fees. During the year ended December 31, 2016 the holders of various convertible promissory notes with an aggregate face value of $200,348 elected to convert the principal balance of their notes plus accrued interest into 382,348,049 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2016 and 2015, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future. During the year ended December 31, 2016, 32,300,000 shares were returned to the treasury of the Corporation and subsequently cancelled pursuant to a legal settlement.

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

Overview

General

It has been estimated by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”) that there are over three million undiscovered shipwrecks around the world and some of these shipwrecks were lost with verifiable cargoes that contained valuable materials, including artifacts and treasure. However, many of these shipwrecks may have very little archaeological or historical value, and furthermore, a high percentage of these shipwrecks would not have been carrying valuable cargo including artifacts or treasure.

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. Once artifacts have been properly conserved, they will be made available for scientific research and allowed to be displayed for the public. The Company believes it will eventually be conducting archaeological research around the world and potentially supporting organizations like UNESCO and The National Oceanic and Atmospheric Administration (“NOAA”) in the documentation of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to government states, university researchers, NOAA, UNESCO, and other responsible academic parties upon reasonable request. In addition to the research, there is ongoing education of personnel involved in operations with the Company. College level courses in archaeology are being periodically taught by a Ph.D. in a program to help educate the personnel in context, work methodology, documentation, and conservation. It is the Company’s intent to have the highest educated personnel possible. The Company plans to hire additional archaeologists in addition to their current archaeologists to further insure all sensitive archaeological guidelines are met or exceeded.

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult, expensive, and rare. If the Company is not able to locate artifacts or treasure with significant value, then there is high probability that the Company will face adverse consequences.

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

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value, that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site, there is a risk of theft of such items at sea, both before or after the recovery or while the artifacts are in transit to a safe destination, as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work. The Company does have plans for security at sea, but may never implement such plans.

There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a speculative business venture. There is also significant expense involved in research and ongoing educational programs. Research expenses involve paying scientists for translations, dues and fees for various historical entities such as archives, travel and accommodations, and research materials.

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts or treasure. If the Company were to cease its operations, and not find or engage another business entity, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is speculative and high risk.

This type of business venture is extremely speculative in nature and carries a tremendous amount of risk. An investment in our securities is speculative and risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a complete and total loss of their investment.

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

Plan of Operation

During the years ended December 31, 2016 and 2015, the Company has taken the following steps to implement its business plan:

●
To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and money researching potential shipwrecks including obtaining information from foreign archives.

●
Although the Company has not generated revenues to date our business goals continue to evolve. Relationships are being developed with foreign dignitaries and scientists around the world, as well as with for profit companies.

●	The Company continues to review revenue producing opportunities.

●
The Company has funded and helped create a non-profit organization called the National Foundation for Marine Sciences and funded two scholarships. The company believes two additional scholarships will be awarded in 2017.

●
The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been scams or of no help, but the Company continues to explore new technology.

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorized Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. Currently Management believes that the permit with the Florida Division of Historical Resources is in the renewal process and if renewed will be solely in the name of Seafarer Exploration Corp. under a judge’s order.  The potential renewal permit has not been issued as of the filing of this report and cannot be issued until certain legal requirements have been finalized and an updated recovery application has been submitted. The U.S. Marshall’s office has been ordered by the Federal Judge to arrest the Juno site to Seafarer. The Federal Judge has also granted both motions filed by Seafarer to assign the site to the Company in perpetuity and have the Company act as custodian to all artifacts recovered from the site.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites. The Company currently does have some specific plans to perform exploration and recovery operations at other shipwreck sites in the future, however these plans are subject to change based on a number of factors. The Company is actively reviewing other potential historic shipwreck sites, including sites located internationally, for possible exploration and recovery. Seafarer is also continuing to build relationships in Cuba with its educational and humanitarian efforts. Should the Company decide that it will pursue exploration and recovery activities at other potential shipwreck sites, it may be necessary to obtain various recovery permits as well as environmental permits.

The Company continually monitors media rights for potential revenue. The Company has talked to multiple media entities to further understand the advantages offered. Management believes media can represent a revenue opportunity for the Company, if the right circumstances arise.

Limited Operating History

The Company has not currently generated any revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

At December 31, 2016, the Company had a working capital deficit of $1,026,994. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 3, 2017.

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

Summary of the Year Ended December 31, 2016 Results of Operations

The Company’s net loss for the year ended December 31, 2016 was $1,351,836 as compared to a net loss of $1,151,331 for the year ended December 31, 2015, an increase of approximately 17% year-over-year. The increase in net losses of approximately 17% in 2016 was primarily due to the impact of the fair value measurement adjustments on several convertible promissory notes that resulted in an interest expense of $676,900 in 2016 as compared to $93,967 in 2015. The significant increase to interest expense in 2016 was due to the fair value measurement of several convertible notes. Interest expense for the twelve month period ended December 31, 2016 was $676,900 versus an expense of $93,967 for the twelve month period ended December 31, 2015. The approximate 620% increase in interest expense in 2016 was due to the fair value measurement of several convertible notes.  The Company incurred consulting and contractor expenses of $397,468 during the year ended December 31, 2016 versus $624,412 for the year ended December 31, 2015, a 36% decrease in consulting related expenses in 2016. The decrease in consulting and contractor expenses was largely due to a lull in operations during the first half of 2016 and significantly less stock based compensation being paid for services. For the year ended December 31, 2016, the Company incurred professional fees of $85,452 as compared to $118,059 for the year ended December 31, 2015, a 28% decrease in 2016. The Company incurred vessel related expenses of $22,424 during the year ended December 31, 2016 versus $46,355 during the year ended December 31, 2015, a decrease of approximately 52%. The 52% decrease in vessel expense was due was due to fewer overall significant maintenance issues with the Company’s primary salvage vessel in 2016 as compared to some prior years. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel the Company anticipates that it will continue to require repairs and in some cases major unforeseen repairs. The Company has also utilized a few newer and smaller vessels in its operations and these vessels do not require as much maintenance and upkeep which Management believes helps to control vessel related expenses. Travel and entertainment expenses decreased approximately 31%, from $70,800 for the twelve month period ended December 31, 2015 to $49,152 for the twelve month period ended December 31, 2016. The decrease in travel and entertainment expenses was generally due to the Company not having to pay for hotel lodging expenses on a regular basis for several of its independent contract divers and operations personnel as a result of renting an operations house in late 2015 where certain operations personnel are able to stay while performing services for the Company. During the twelve month period ended December 31, 2016, the Company general and administrative expenses were $50,450 as compared to $117,897 during the twelve month period ended December 31, 2015, a decrease of approximately 57%.  Rent expense was $36,006 for the twelve month period ended December 31, 2016 versus $45,857 for the same period in 2015, a decrease of nearly 21.5%.

Liquidity and Capital Resources

At December 31, 2016, the Company had $24,549 cash in the bank.   During the year ended December 31, 2016 and the year ended December 31, 2015, the Company incurred net losses of $1,351,836 and $1,151,331, respectively. At December 31, 2016, Seafarer had $45,905 in current assets and $1,072,899 in current liabilities, leaving the Company a working capital deficit of $1,026,994.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2016. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi-stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in or borrowed by the Company would be lost.

If the Company is unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in dilution or reduction in the value of the Company’s securities.

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2016 and 2015 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended December 31, 2016 and 2015, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2016, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $674,936 for the year ended December 31, 2016 and $1,057,364 for the year ended December 31, 2015. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s financial statements for the years ended December 31, 2016 and 2015 contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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
DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Seafarer Exploration Corp.

We have audited the accompanying balance sheet of Seafarer Exploration Corp. as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Seafarer Exploration Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit  included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida
April 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seafarer Exploration Corp.
Tampa, Florida

We have audited the accompanying balance sheet of Seafarer Exploration Corp. (the “Company”) at December 31, 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seafarer Exploration Corp. at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has sustained recurring losses from operations and has working capital and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Daszkal Bolton LLP
Fort Lauderdale, Florida March 31, 2017

SEAFARER EXPLORATION CORP.
BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015
Assets

Current assets:
Cash	$24,549	$5,097
Prepaid expenses	20,606	28,557
Deposits	750	316
Total current assets	45,905	33,970

Property and equipment, net	54,292	63,276

Total assets	$100,197	$97,246

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$332,106	$244,678
Convertible notes payable, net of discounts of $22,423 and $17,295	27,327	45,705
Convertible notes payable, related parties, net of discounts of $156 and $-0-	2,244	9,000
Convertible notes payable, in default	444,952	391,300
Convertible notes payable, in default - related parties	196,500	167,500
Convertible notes payable, at fair value	-	311,076
Shareholder loan	22,270	32,703
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	17,500	17,500
Total current liabilities	1,072,899	1,249,462

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2016 and 2015	-	-
Series B - 60 shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.0001 par value - 2,500,000,000 shares authorized; 2,194,976,061 and
1,332,102,348 shares issued and outstanding at December 31, 2016 and 2015	219,498	133,210
Additional paid-in capital	11,485,588	10,040,526
Accumulated deficit	(12,677,788)	(11,325,952)
Total stockholders' deficit	(972,702)	(1,152,216)
Total liabilities and stockholders' deficit	$100,197	$97,246

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	397,468	624,412
Professional fees	85,452	118,059
General and administrative expense	50,450	117,897
Depreciation expense	33,984	33,984
Rent expense	36,006	45,857
Vessel expense	22,424	46,355
Travel and entertainment expense	49,152	70,800
Total operating expenses	674,936	1,057,364

Loss from operations	(674,936)	(1,057,364)

Other (expense):
Interest expense, net	(676,900)	(93,967)
Total other (expense)	(676,900)	(93,967)

Net loss	$(1,351,836)	$(1,151,331)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	1,774,115,117	1,187,757,189

See accompanying notes to the financial statements.

SEAFARER EXPLPLORATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock value	Capital	Deficit	Total
Balance, December 31, 2014	986,356,130	$98,636	$8,734,606	$(10,174,621)	$(1,341,379)

Stock issued to settle accounts payable	15,734,068	1,573	61,363	-	62,936

Conversion of notes payable and accrued interest	103,413,609	10,341	465,823	-	476,164

Stock issued for cash	158,098,541	15,810	418,359	-	434,169

Stock issued for services	53,250,000	5,325	222,725	-	228,050

Stock issued for financing fees	7,750,000	775	18,400	-	19,175

Increase in Additional paid in capital relating to the
beneficial conversion feature of notes payable	-	-	120,000	-	120,000

Shares issued for repricing	7,500,000	750	(750)		-

Net loss	-	-	-	(1,151,331)	(1,151,331)
Balance December 31, 2015	1,332,102,348	133,210	10,040,526	(11,325,952)	(1,152,216)

Stock issued for cash	276,267,533	27,627	207,593	-	235,220

Stock issued for services	170,824,798	17,083	194,601	-	211,684

Stock issued for loan fees	7,633,333	763	10,094	-	10,857

Stock issued upon conversion of notes payable and accrued interest	382,348,049	38,235	829,970	-	868,205

Additional shares issued under repricing agreements	16,100,000	1,610	(1,610)	-	-

To record the BCF and warrants associated with the issuance of new notes	-	-	80,600	-	80,600

Additional financing fees related to Westfield & Greentree	-	-	73,484	-	73,484

Stock issued for purchase of equipment	25,000,000	2,500	22,500	-	25,000

Stock issued for settlement of notes payable	17,000,000	1,700	24,600	-	26,300

Common stock returned and cancelled in settlement of lawsuite	(32,300,000)	(3,230)	3,230		-

Net loss	-	-	-	(1,351,836)	(1,351,836)

Balance December 31, 2016	2,194,976,061	$219,498	$11,485,588	$(12,677,788)	$(972,702)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Operating activities
Net loss	$(1,351,836)	$(1,151,331)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	33,984	33,984
Amortization of debt discount	80,600	116,152
Loss (gain) on change in fair value of derivative	476,154	(88,175)
Common stock issued for services	211,684	255,676
Common stock issued for financing fees	84,341	11,675

Decrease (increase) in:
Settlement receivable	-	18,000
Prepaid expenses	7,951	2,301
Deposits	(434)
Increase in:
Accounts payable and accrued expenses	87,428	88,021
Net cash used in operating activities	(370,128)	(713,697)

Cash flows from investing activities
Purchase of equipment	-	(1,005)
Net cash used in investing activities	-	(1,005)

Cash flows from financing activities:
Proceeds from the issuance of common stock	235,220	434,169
Proceeds from the issuance of convertible notes payable	131,700	237,000
Proceeds from the issuance of convertible notes payable, related
parties	23,900	9,000
Payment on convertible notes payable	-	(12,000)
Proceeds for the issuance of notes payable	-	65,000
Payments on notes payable	-	(55,100)
Proceeds from loans from stockholders	7,260	39,406
Payments on loans from stockholders	(8,500)	(10,100)
Net cash provided by financing activities	389,580	707,375

Net increase (decrease) in cash	19,452	(7,327)

Cash - beginning of year	5,097	12,424
Cash - end of year	$24,549	$5,097

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$6,000
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued to satisfy outstanding invoices	$-	$35,309
Common stock issued for equipment	$25,000	$-
Convertible debt converted and accrued interest to common
stock	$868,000	$476,164

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 3, 2017. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2016 and 2015.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates, as the inclusion of outstanding common stock equivalents would have been anti-dilutive, as of December 31, 2016 and 2015.

Components of loss per share for the respective years are as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net loss attributable to common shareholders	$(1,351,836)	$(1,151,331)

Weighted average shares outstanding:
Basic and diluted	1,774,115,117	1,187,757,189

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at December 31:

	2016	2015
Diving vessel	$326,005	$326,005
Generator	7,420	7,420
Magnetometer	25,000	-
Less accumulated depreciation	(304,133)	(270,149)
	$54,292	$63,276

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $33,984.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. ASC 360-10 provides guidance on accounting for property, plant, and equipment, and the related accumulated depreciation on those assets. ASC 360-10 also includes guidance on the impairment or disposal of long-lived assets. ASC 360-10 notes that long-lived tangible assets include land and land improvements, buildings, machinery and equipment, and furniture and fixtures. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company has determined there has been no impairment in the carrying value of its long-lived assets at December 31, 2016 and 2015, respectively.

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

Revenue Recognition

The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended December 31, 2016 and 2015, the Company did not report any revenues.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 provides comprehensive guidance on derivative and hedging transactions. It sets forth the definition of a derivative instrument and specifies how to account for such instruments, including derivatives embedded in hybrid instruments. In addition, ASC 815 establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure. Hedge accounting provides an alternative, special way of accounting for such relationships. ASC 815 also provides guidance on how reporting entities determine whether an instrument is (1) indexed to the reporting entity’s own stock and (2) considered to be settled in the reporting entity’s own stock. Such a determination will dictate whether an instrument should be accounted for as debt or equity and the appropriate accounting for the instrument. Finally, ASC 815 addresses the accounting for non-exchange-traded weather derivatives. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2016, all of the Company’s convertible notes payable were classified as conventional instruments.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2015:

Description	Level 1	Level 2	Level 3
Notes payable at fair value	$-	$-	$311,074

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the year ended December 31, 2016 is as follows:

			New
	Fair Value	Change in fair	Convertible		Fair Value
	January 1, 2016	Value	Notes	Conversions	December 31, 2016

Notes payable at fair value	$311,074	$109,992	$135,884	$(556,950)	$-

The change in the notes payable at fair value for the year ended December 31, 2015 is as follows:

	Fair Value	Change in fair	Convertible		Fair Value
	January 1, 2015	Value	Notes	Conversions	December 31, 2015

Notes payable at fair value	$186,605	$221,059	$-	$(96,590)	$ 311,074

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy were recognized in interest income or expense in the accompanying financial statements.

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

NOTE 4 – CAPITAL STOCK

Our total authorized capital stock consists of 2,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At December 31, 2016 and 2015, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

At December 31, 2016 the Company had warrants to purchase a total of 126,631,818 shares of its restricted common stock outstanding:

Term	Amount	Exercise Price
November 20, 2012 to November 20, 2022	4,000,000	$0.0050
July 8, 2015 to January 8, 2017	700,000	$0.0050
July 14, 2015 to January 14, 2017	3,000,000	$0.0050
August 19, 2015 to February 19, 2017	750,000	$0.0100
September 18, 2015 to September 18, 2020	4,000,000	$0.0030
December 03, 2015 to June 03, 2017	2,000,000	$0.0040
December 24, 2015 to June 24, 2017	12,500,000	$0.0040
December 29, 2015 to June 29, 2017	1,000,000	$0.0040
February 3, 2016 to August 3, 2017	1,000,000	$0.0050
February 18, 2016 to August 18, 2017	1,500,000	$0.0040
February 19, 2016 to August 19, 2017	5,000,000	$0.0040
March 3, 2016 to September 3, 2017	1,000,000	$0.0040
April 14, 2016 to April 14, 2018	10,000,000	$0.0020
May 2, 2016 to November 2, 2017	3,000,000	$0.0020
May 6, 2016 to November 6, 2017	4,000,000	$0.0020
May 6, 2016 to November 6, 2017	3,000,000	$0.0020
May 10, 2016 to November 10, 2017	2,500,000	$0.0020
May 10, 2016 to November 10, 2017	2,500,000	$0.0020
May 20, 2016 to November 20, 2017	10,000,000	$0.0020
07/12/16 to 01/12/18	4,000,000	$0.0020
07/20/16 to 08/26/17	18,181,818	$0.0033
08/26/16 to 08/26/17	7,000,000	$0.0050
08/31/16 to 08/31/18	25,000,000	$0.0010
12/28/16 to 12/28/2017	1,000,000	$0.0020
Total Warrants Outstanding at 12/31/16	126,631,818

Warrants Issued During the Year Ended December 31, 2015

During the year ended December 31, 2015 the Company issued a total of 63,745,834 warrants to purchase shares of restricted common stock at prices ranging from $0.0030 to $0.01, 38,412,500 warrants were issued under equity subscription agreements and 25,333,334 under convertible promissory notes. The warrants issued under equity subscription agreements were valued using the Black-Scholes model.

Warrants Issued During the Year Ended December 31, 2016

During the year ended December 31, 2016 the Company issued a total of 98,681,818 warrants to purchase shares of restricted common stock at prices ranging from $0.002 to $0.005, 44,681,818 warrants were issued under equity subscription agreements and 54,000,000 under convertible promissory notes. The warrants issued under convertible promissory note agreements were valued using the Black-Scholes model.

NOTE 5 - INCOME TAXES

At December 31, 2016 and 2015, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income. The amounts available were approximately $12,300,000 and $11,000,000 for Federal purposes. The Federal carry forwards begin to expire in 2033. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2016 and 2015, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently in the process of filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Income tax at federal statutory rate	(34.00%)	(34.00%)
State tax, net of federal effect	(3.96%)	(3.96%)
	37.96%	37.96%
Valuation allowance	(37.96%)	(37.96%)
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2016 and 2015, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of $12,300,000 and $11,000,000, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2016 and 2015.

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

As of December 31, 2016, future minimum rental payments required under this non-cancelable operating lease total $7,510 for the year for the year ending December 31, 2017.

Operations House

The Company has an operating lease for a house located in Palm Bay, Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The term of the lease agreement commenced on October 1, 2015 and expires on October 31, 2016.  The Company pays $1,300 per month to lease the operations house. The term of the lease expired in October 2016, the Company is leasing the operations house on a month-to-month basis and anticipates continuing to lease the house for the foreseeable future.

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2016, other than the notes that have been remeasured to fair value which are discussed later in Note 7:

Issue	Maturity	December 31,	Interest	Conversion
Date	Date	2016	Rate	Rate
Convertible notes payable:
July 19, 2016	July 19, 2017	4,000	6.00%	0.0015
August 24, 2016	February 24, 2017	20,000	6.00%	0.0010

August 31, 2016	August 31, 2017	25,750	6.00%	0.0010

Unamortized discount		(22,423)
Balance		$27,327
Convertible notes payable – related parties
July 12, 2016	January 12,2017	2,400	6.00%	0.00060
Unamortized discount		(156)
		$2,244
Convertible notes payable, in default
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060

September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 7, 2011	40,000	6.00%	0.0050
October 4, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	25,000	6.00%	0.0050
September 18, 2015	March 18, 2016	25,000	6.00%	0.0020
April 20,2015	April 20, 2016	23,652	6.00%	0.0032

April 14,2016	October 14, 2016	10,000	6.00%	0.0010
Balance		$444,952

Convertible notes payable - related party, in default
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
January 9, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 17, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	9,000	6.00%	0.0030
January 12, 2016	July 12, 2016	5,000	6.00%	0.00200

May 10, 2016	November 10, 2016	5,000	6.00%	0.0005
May 10, 2016	November 10, 2016	5,000	6.00%	0.0005
May 20, 2016	November 20, 2016	5,000	6.00%	0.0005
Balance		$196,500

Notes Payable

The following table reflects the notes payable as of December 31, 2015 and 2014:

Issue Date	Maturity Date	2016	2015	Interest Rate
Notes payable, in default –related parties:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%
October 6, 2015	November 11, 2015	10,000	10,000	6.00%

		17,500	17,500
Notes payable, in default:
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
April 27, 2011	April 27, 2012	5,000	5,000	6.00%
		30,000	30,000

		$47,500	$47,500

Convertible Notes Payable

Between January 1, 2015 and December 31, 2015, the Company issued four (4) convertible notes payable totaling $109,000. The notes include interest at 6%. Between January 1, 2016 and December 31, 2016, the Company issued 12 convertible notes payable totaling $104,150. The notes include interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The notes and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

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

The following tables reflect the aggregate allocation as of December 31:

	2016	2015
Face value of convertible notes payable	$49,750	$63,000

Beneficial conversion feature	(22,423)	(17,295)

Carrying value	$27,327	$45,705

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the twelve months ended December 31, 2016 and 2015, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $80,600 and $116,000, respectively.

At December 31, 2016 and 2015, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $154,790 and $135,581, respectively, and included in accounts payable and accrued expenses on the accompanying balance sheets.

 Note Conversions

A lender who had a convertible promissory note outstanding with a remaining principal balance of $38,000 elected to convert a portion of the principal balance of $14,348 of the note plus accrued interest and late fees of $6,652 into 12,750,000 shares of the Company’s common stock. The remaining principal balance of this note was $23,652 at December 31, 2016.

A lender elected to convert the entire principal balance of $15,000 of a convertible promissory note into 30,000,000 shares of the Company’s common stock. The remaining principal balance of this note was $0 at December 31, 2016.

A lender agreed to accept 7,000,000 shares of common stock to settle the remaining principal balance of $7,000 of a promissory note. As of December 31, 2016 the remaining principal balance of this note was $0 and no accrued interest was due to the lender.

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

Shareholder Loans

At December 31, 2016 the Company had three loans outstanding to its CEO totaling $22,683, consisting of a loan with a remaining principal balance of 19,983 with a 6% annual rate of interest, a loan in the amount of $1,200 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002, and a loan in the amount of $1,500 at a rate of 2% interest.

Convertible Notes Payable and Notes Payable, in Default

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

During the period ended December 31, 2016, the principal balance and accrued interest was converted into 54,561,311 shares of common stock.

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

During the period ended December 31, 2016, the principal balance and accrued interest was converted into 86,597,589 shares of common stock.

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

During the period ended December 31, 2016, the principal balance and accrued interest was converted into 50,268,153 shares of common stock.

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

During the period ended December 31, 2016, the principal balance and accrued interest was converted into 53,181,384 shares of common stock.

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

During the period ended December 31, 2016, the principal balance and accrued interest was converted into 69,091,471 shares of common stock.

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

In May of 2016, the Company entered into an agreement with an individual to rejoin the Company’s advisory council. Under the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 2,000,000 shares of restricted common stock. According to the agreements the advisor’s shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for preapproved expenses.

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

In July of 2016, the Company entered into a consulting agreement with a corporation under which the corporation agreed to provide various services including business development, mergers and acquisitions and business. The consultant will not negotiate on behalf of the Company or provide any market making or listing services. The term of the agreement is open ended and will continue until the completion of the consulting services. The Company agreed to pay the consultant a total of 5,000,000 shares of restricted common stock.

In July of 2016, the Company issued 4,732,000 shares of restricted common stock to a consultant to reimburse the consultant for travel expenses and time incurred for setting up various meetings.

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

In September of 2016 the Company issued 5,000,000 shares of restricted common stock to one of its legal advisors. The shares were issued as a retention bonus for the advisor’s past legal services rendered, as well to induce the advisor to continue to provide services on favorable terms to the Company.

In September of 2016 the Company issued 1,500,000 shares of restricted common stock to one of its consultants. The shares were issued as retention bonus as well to induce the consultant to continue to provide services on favorable terms to the Company.

In September of 2016 the Company issued 15,000,000 shares of restricted common stock to one of its business advisory consultants. The shares were issued as retention bonus as well to induce the consultant to continue to provide services on favorable terms to the Company.

In September of 2016 the Company issued a total of 13,000,000 shares of restricted common stock to nine independent contractor consultants who provide various services relating to the Company’s diving operations. The shares were issued as retention bonus as well to induce the consultant to continue to provide services on favorable terms to the Company.

In December of 2016, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 2,000,000 shares of restricted common stock. According to the agreements the advisor’s shares vest at a rate of 333,333 shares per month over the term of the agreement.  If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for preapproved expenses.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records During the year ended December 31, 2016 the company paid the related party consultant a total of $32,950 for consulting services. The consultant provides the services under the direction and supervision of the Company’s CEO. At December 31, 2016, the Company owed the related party limited liability company $2,736.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the period ended December 31, 2016 the Company paid the related party consultant $12,000 in fees for transfer agency services and entered into a debt settlement agreement with a related party vendor to settle a total of $32,213 of outstanding debt related to transfer agent fees and legal fees incurred by the related party vendor due to a lawsuit against the Company in which suit the related party vendor was also named as a defendant due to its position as the Company’s stock transfer agency. The Company issued 32,212,790 shares of its restricted common stock to this vendor as satisfaction for the outstanding debt. The agreement between the Company and the vendor stipulated that should the transfer agency realize less than $32,213from the sale of the stock, then the consultant is entitled to receive up to an additional 11,000,000 shares of common stock or a cash payment until the balance is paid in full. At December 31, 2016, the Company owed the related party limited liability company $2,736.

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

NOTE 9 – LEGAL PROCEEDINGS

On March 23, 2016 the Board of Directors signed a universal settlement agreement with the Plaintiffs in the litigation matters of Micah Eldred, et al., v. Seafarer Exploration, et al., Hillsborough County, Florida, Case No. 09-CA-30763, and Micah Eldred v. Seafarer Exploration Corp., et al., Hillsborough County, Florida, Case No. 14-CA-5360, and in the matter of Seafarer Exploration, et al. v. Micah Eldred, et al., Hillsborough County, Florida, Court of Appeals Case No. 14-2884, specifically: Micah Eldred, Michael Daniels, Diane J. Harrison, James Eldred, Mary R. Eldred, Michole Eldred, Nathan Eldred, Toni A. Eldred, Toni A. Eldred FBO Jordan Gratton, Toni A. Eldred FBO Justin Gratton, Vanessa A Verbosh, Oksana Savchenko, Matthew J. Presy, Olessia Kritskaia, Ekaterina Messinger, Abby Lord, Ioulia Hess, Anna Krokhina, George Linder, Christine Zitman, Carl Dilley, Heather Dilley, Robert Lizzano, Elizabeth Lizzano, Karen Lizzano, Susan Miller, Jillian Mally, Michael Mona, Alan Wolper, Sarah Wolper, Alan Wolper FBO Michael Wolper, Spartan Securities Group, Ltd., and Am Asia Consulting entered into the settlement agreement with Seafarer. An earlier named party, CADEF, The Childhood Autism Foundation, Inc., had previously entered into a settlement agreement, stating they had no knowledge of the suit or parties and had not agreed to sue Seafarer, and is no longer a party in the Litigation.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon  for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts  in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now working with the State for the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against Volentine to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon Internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages of 10,300,000 agreed to were questioned by the Court, and the Company proceeded to trial on damages against Volentine in a non-jury trial on December 1, 2015. Volentine is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against Volentine, and imposed other matters of potential penalties against Volentine. The Court also awarded attorney’s fees against Volentine on behalf of Seafarer for such motion. Volentine subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. Volentine lost, The Court dismissed Volentine’s motion after presentation of Volentine’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from Volentine for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion was also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. Volentine had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, was denied by the Court and Volentine lost again. The Plaintiff filed a motion for sanctions against Volentine for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on Volentine’s motion for sanctions, and essentially attempting to rehear the motion for contempt against Volentine. The Court dismissed Volentine’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying Volentine’s motion for summary judgment. The Company has a pending motion for sanctions related to Volentine’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

In May of 2016, the Company’s CEO provided a loan to the Company in the amount of $1,200. This loan was repaid during the year ended December 31, 2016, no interest was paid.

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

In September of 2016, the Company agreed to pay a related party to the Company’s CEO, 25,000,000 shares of its restricted common stock for the purchase of a magnetometer owned by the related party. The related party had previously purchased the magnetometer and agreed to rent the equipment to the Company in 2015, however the Company and the related party never agreed to a specific rental price and the Company never made any rental payments or paid any fees for use of the equipment. The agreement specifically states that the Company does not owe the related party any past fees for rental or equipment charges for use of the magnetometer.

In December of 2016, the Company’s CEO provided a loan to the Company in the amount of $1,500. This loan has an interest rate 2%. After six months from December 16, 2016 the lender has the right to convert the loan in to shares of the Company’s common stock at a rate of $0.005 per share. On various dates during the period ended December 31, 2016 the Company repaid a total of $8,500 to its CEO in order to repay loans the CEO had previously provided to the Company.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. During the year ended December 31, 2016 the company paid the related party consultant a total of $32,950 for consulting services. At December 31, 2016 the Company owed the consultant a total of $5,950. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2016 the company paid the related party consultant a total of $2,000 for consulting services. At December 31, 2016, the Company owed the related party limited liability company $2,736 for transfer agency services rendered and for the reimbursement of legal fees.

At December 31, 2016 the following promissory notes and shareholder loans were outstanding to related parties:

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

A loan in the amount of $19,983 due to the Company’s CEO. The loan is not secured and pays interest at a 6% per annum and the principal and accrued interest and was due on or before June 14, 2016. The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated May 10, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 10, 2016 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 10, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 10, 2016 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 20, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 20, 2016 and is not secured.  The note is currently in default due to non-payment of principal and interest.

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

A loan in the amount of $1,500 due to the Company’s CEO. The loan is not secured and pays interest at a 2% per annum. After the loan has aged for six months from December 16, 2016 the lender has the right to convert the loan into shares of the Company’s restricted common shares at a rate of $0.005 per share.

NOTE 11 - SUBSEQUENT EVENTS

Per the Company’s filing on Form 8-K filed on March 10, 2017, on February 24, 2017 the Board of Directors, pursuant to Section 607.0704, Florida Statutes, the Board of Directors, acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 2,500,000,000 common shares to 2,900,000,000 common shares. Such filing was processed to be effective with the State of Florida on March 2, 2017.

Subsequent to December 31, 2016, through March 31, 2017, the Company sold or issued shares of its common stock as follows (unaudited):

(i)
sales of 57,000,000 shares of common stock for proceeds of $80,000, used for general working capital purposes.
(ii)
issuance of 51,524,000 shares of common stock for services valued in the aggregate amount of $175,800.
(iii)
issuance of 26,524,000 shares of common stock for conversion and satisfaction of debt in the amount of $26,524; and
(iv)
issuance of 89,212,790 shares not previously issued due to an administrative time lag.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On September 2, 2016 Seafarer Exploration Corp. (the Company) notified Accell Audit and Compliance, LLC (“Accell”), the Company's independent accounting firm, that it had elected to change accounting firms and, therefore, was dismissing Accell. On September 2, 2016, the Company engaged Daszkal Bolton LLP (“Daszkal Bolton”) as its new independent accounting firm. The decision to change accountants was made by the Company's board of directors.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2016.   Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised).  Based on our evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of December 31, 2016 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2016.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	56	President, Chief Executive Officer, Chairman of the Board
Charles Branscumb	54	Director
Robert L. Kennedy	65	Director

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

Robert L. Kennedy

Dr. Robert L. “Rob” Kennedy is a Professor (ret.) in the Office of Educational Development of the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas. Prior to that, he was Clinical Professor and Chair of the Department of Nursing Science, and Director of the Scholarship and Research Center, all in the UAMS. He has worked in the areas of evaluation, research, statistics, and technology in several universities, including the University of Arkansas at Little Rock, Western Kentucky University, the University of Central Arkansas, and was an adjunct with the University of Central Michigan and the University of Memphis. His Ph.D. was awarded from the University of Missouri, Columbia, in Higher Education with majors in Educational Psychology and Mathematical Statistics. He has consulted with numerous school districts and businesses, done extensive research and documentation, and is a past-president of both the Mid-South Educational Research Foundation and the Mid-South Educational Research Association (MSERA). He also reviews for the MSERA journal, Research in the Schools.

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

The Company believes that its future success will depend on the abilities and continued service of its CEO, Kyle Kennedy, and some of its consultants. If the Company were to lose the services of Mr. Kennedy it may be very likely that the Company would be severely harmed and its business adversely affected. The Company also has several key consultants who have been very instrumental in the growth and development of the Company, particularly in the areas of archeological research and diving operations, corporate financial consulting, strategic planning and corporate advisory services and the Company believes that it is very important to its long-term success to retain the services of these consultants.

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/16	--	--	--	--	--	--	$4,149	$4,149
	12/31/15	--	--	--	--	--	--	$4,126	$4,126
	12/31/14	--	--	--	--	--	--	$417	$417

(1)
The Company does not pay a salary, bonus or stock compensation to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2016 and 2015. The Company’s Board of Directors has agreed that the Company provide compensation to Mr. Kennedy beginning in 2015, however the amount of compensation has yet to be determined except for health insurance. During the years ended December 31, 2016 and 2015 the Company paid $4,149 and $4.126 respectively in health insurance premiums for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s dive operations are on the east coast of Florida and the Company’s headquarters are located on the west coast of Florida. The Company decided that it would be less expensive for Mr. Kennedy to use his personal vehicle than to lease him a car. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his vehicle for Company business. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his vehicle for Company business and reimburses him for various other Company business related expenses. The Company also paid $4,213 in 2016 and $5,447 in 2015 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

All compensation paid to executives who were officers of the Company for the years ending December 31, 2016, 2015 and 2014, is reflected in the Officers Summary Compensation Table.

Directors Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/16	--	--	--	--	--	--	--	--
	12/31/15	--	--	--	--	--	--	--	--
	12/31/14	--	--	--	--	--	--	--	--

C harles Branscum (2)	12/31/16	--	--	$18,000	--	--	--	--	$18,000
	12/31/15	--	--	$48,000	--	--	--	--	$48,000
	12/31/14	--	--	--	--	--	--	--	--

D r. Robert Kennedy (3)	12/31/16	--	--	$18,000	--	--	--	--	$18,000
	12/31/15	--	--	$36,000	--	--	--	--	$36,000
	12/31/14	--	--	$29,000	--	--	--	--	$29,000

(1)	During the years ended December 31, 2016 and 2015 the Company did not pay any Director’s fees to Kyle Kennedy.
(2)
During the year ended December 31, 2016 the Company paid a fee of 20,000,000 shares of restricted common stock to Mr. Branscum, valued at $18,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2015 the Company paid a fee of 8,000,000 shares of restricted common stock to Mr. Branscum, valued at $48,000, in exchange for his participation as a member of the Board of Directors..

(3)
During the year ended December 31, 2016 the Company paid a fee of 20,000,000 shares of restricted common stock to Dr. Kennedy, valued at $18,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2015, the Company paid a fee of 6,000,000 shares of restricted common stock to Dr. Robert Kennedy, valued at $36,000, in exchange for his participation as a member of the Board of Directors.

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors who were directors of the Company during the years ended December 31, 2016, 2015 and 2014 is reflected in the Directors Summary Compensation Table.

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

Our total authorized capital stock consists of 2,900,000,000 shares of common stock, $0.0001 par value per share. As of March 24, 2017, there were 2,330,980,241 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of March 24, 2017.

	Shares	Percentage
	of Common	Of Common
	Stock	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner (1)	Owned	Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	35,500,000 (3)	1.51%
Charles Branscum – Director	55,000,000	2.36%
All directors and officers as a group (2 persons)	149,240,867	4.84%
Credo Argentarius, LLC	35,500,000 (3)	1.51%
Robert L. Kennedy	59,340,267	2.55%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.
(2)	Percentages are based on 2,330,980,241 shares of common stock issued and outstanding at March 24, 2017.
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

In May of 2016, the Company’s CEO provided a loan to the Company in the amount of $1,200. This loan was repaid during the year ended December 31, 2016, no interest was paid.

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

In September of 2016, the Company agreed to pay a related party to the Company’s CEO, 25,000,000 shares of its restricted common stock for the purchase of a magnetometer owned by the related party. The related party had previously purchased the magnetometer and agreed to rent the equipment to the Company in 2015, however the Company and the related party never agreed to a specific rental price and the Company never made any rental payments or paid any fees for use of the equipment. The agreement specifically states that the Company does not owe the related party any past fees for rental or equipment charges for use of the magnetometer.

In December of 2016, the Company’s CEO provided a loan to the Company in the amount of $1,500. This loan has an interest rate 2%. After six months from December 16, 2016 the lender has the right to convert the loan in to shares of the Company’s common stock at a rate of $0.005 per share.

On various dates during the year ended December 31, 2016 the Company repaid a total of $8,500 to its CEO in order to repay loans the CEO had previously provided to the Company.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. During the year ended December 31, 2016 the company paid the related party consultant a total of $32,950 for consulting services. At December 31, 2016 the Company owed the consultant a total of $5,950. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the period ended December 31, 2016 the company paid the related party consultant a total of $2,000 for consulting services. At December 31, 2016, the Company owed the related party limited liability company $2,736 for transfer agency services rendered and for the reimbursement of legal fees.

At December 31, 2016 the following promissory notes and shareholder loans were outstanding to related parties:

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

A loan in the amount of $19,983 due to the Company’s CEO. The loan is not secured and pays interest at a 6% per annum and the principal and accrued interest and was due on or before June 14, 2016. The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated May 10, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 10, 2016 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 10, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 10, 2016 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 20, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 20, 2016 and is not secured.  The note is currently in default due to non-payment of principal and interest.

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

A loan in the amount of $1,500 due to the Company’s CEO. The loan is not secured and pays interest at a 2% per annum. After the loan has aged for six months from December 16, 2016 the lender has the right to convert the loan into shares of the Company’s restricted common shares at a rate of $0.005 per share.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2016 and 2015, the Company paid $0 in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our financial statements. For the years ended December 31, 2016 and 2015, the Company paid $26,000 and $28,000 respectively, in fees related to services rendered by our previous principal accountant for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2016 and 2015, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning. For the years ended December 31, 2016 and 2015, the Company paid $0 in fees for professional services rendered fees related to services rendered by our previous principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2016 and 2015.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.3	Seafarers Quest, LLC Operating Agreement dated March 03, 2014, incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

10.4	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated August 9, 2016.

10.5	Contract for Purchase and Sale of Magnetometer by and between RDK Family Trust and Seafarer Exploration Corp. dated September 2, 2016.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 3, 2017	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 3, 2017	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 3, 2017	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director