Form 10-K/A
period 2016-12-31
SEAFARER EXPLORATION CORP
filed 2017-04-11
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Seafarer Exploration Corp's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 4, 2017 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.3	Seafarers Quest, LLC Operating Agreement dated March 03, 2014, incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

10.4	Fee Settlement Agreement by and between ClearTrust, LLC and Seafarer Exploration Corp. dated August 9, 2016, incorporated by reference to Form 10-K filed with the Commission on April 4, 2017.

10.5
Contract for Purchase and Sale of Magnetometer by and between RDK Family Trust and Seafarer Exploration Corp. dated September 2, 2016, incorporated by reference to Form 10-K filed with the Commission on April 4, 2017.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. **

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Temporary Hardship Exemption**

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* Furnished herewith.
** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 11, 2017	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 11, 2017	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 11, 2017	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director