Form 10-Q
period 2017-03-31
SEAFARER EXPLORATION CORP
filed 2017-05-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes  ☐ No ☑

As of May 15, 2017, there were 2,429,980,249 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2017

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets

Current assets:
Cash	$62,478	$24,549
Prepaid expenses	102,683	20,606
Deposits	750	750
Total current assets	165,911	45,905

Property and equipment, net	45,796	54,292

Total assets	$211,707	$100,197

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$341,363	$332,106
Convertible notes payable, net of discounts of $48,352 and $22,423	21,398	27,327
Convertible notes payable, related parties, net of discounts of $18,750 and $156	6,250	2,244
Convertible notes payable, in default	441,300	444,952
Convertible notes payable, in default - related parties	206,500	196,500
Shareholder loan	17,070	22,270
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	17,500	17,500
Total current liabilities	1,081,381	1,072,899

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Series B - 60 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value 2,900,000,000 shares authorized; 2,416,055,632 and
2,194,976,061 shares issued and outstanding at March 31, 2017 and December 31, 2016	241,606	219,498
Additional paid-in capital	11,887,490	11,485,588
Accumulated deficit	(12,998,770)	(12,677,788)
Total stockholders' deficit	(869,674)	(972,702)
Total liabilities and stockholders' deficit	$211,707	$100,197

See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED  STATEMENTS OF OPERATIONS
(Unaudited)

	2017	2016
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	121,113	77,454
Vessel Maintenance and Dockage	13,025	-
Professional fees	18,180	20,500
General and administrative expense	32,543	9,010
Depreciation expense	8,496	8,496
Rent expense	13,593	9,448
Surveying and site mapping	15,595	-
Travel and entertainment expense	10,444	16,001
Total operating expenses	232,989	140,909

Income (loss) from operations	(232,989)	(140,909)

Other income (expense):
Interest (expense) income, net	(87,993)	(61,071)
Total other income (expense)	(87,993)	(61,071)

Net loss	$(320,982)	$(201,980)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	1,345,436,472	1,345,436,472

 See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	2017	2016
Operating activities
Net loss	$(320,982)	$(201,980)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	8,496	8,496
Amortization of debt discount and interest expense on
beneficial conversion feature of convertible notes	-	15,575
Unrealized gains/losses on fair value changes in derivatives	(9,742)	29,730
Common stock issued for services	119,700	8,000
Non-cash finance costs	1,200	2,340
Decrease in:
Prepaid expenses	-	12,608
Increase in:
Accounts payable and accrued expenses	9,257	51,873
Net cash used in operating activities	(192,071)	(73,358)

Cash flows from financing activities:
Proceeds from the issuance of common stock	160,000	22,000
Proceeds from the issuance convertible notes payable	40,000	33,000
Proceeds form convertible note payable - related party	30,000	5,000
Proceeds from shareholder loan	-	4,260
Proceeds from note payable	-	17,000
Net cash provided by financing activities	230,000	81,260

Net increase in cash	37,929	7,902

Cash - beginning of year	24,549	5,097
Cash - ending of year	62,478	12,999

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash financing activities:
Issuance of Common stock upon conversion of
convertible debt and accrued interest	$73,160	$92,572

See notes to unaudited condensed financial statements.

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2017 or for any future period.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2017. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Revenue Recognition

The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2017 and 2016, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2017 and 2016.

Fair Value of Financial Instruments

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Diving vessel	$326,005	$326,005
Equipment	32,420	32,420
Less accumulated depreciation	(312,629)	(304,133)
	$45,796	$54,292

Depreciation expense for each of the three month periods ended March 31, 2017 and 2016 amounted to $8,496.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the periods ended March 31, 2017 and 2016.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2017, the Company has not implemented an employee stock based compensation plan.

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

The classification of derivative instruments, including the determination of whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months from the balance sheet date.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net loss attributable to common stockholders	$(320,982)	$(201,980)

Weighted average shares outstanding:
Basic and diluted	2,262,309,103	1,345,436,472

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 - CAPITAL STOCK

On February 24, 2017, the Board of Directors, acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 2,500,000,000 to 2,900,000,000 common shares. Such filing was processed to be effective with the State of Florida on March 2, 2017.

As a result, the Company is authorized to issue 2,900,000,000 shares of $0.0001 par value common stock.

In January of 2017, the Company entered into a subscription agreement to sell 17,000,000 shares of restricted common stock to two individuals in exchange for proceeds of $75,000. The Company also agreed that the purchaser will be entitled to receive $500,000 of treasure of their choice after both the Company has recovered a minimum of $1,200,000 of artifacts/treasure and the State of Florida has received its full share of treasure per any permits or agreements. The purchaser will have the right to convert up to a maximum of $500,000 worth of treasure that they have received into shares of the Company’s restricted common stock at a discount of 10% of the average trading price of the Company’s common stock of the previous five days closing price provided that the Company’s common stock is trading at or above $0.04 by providing a written notice to the Company. The conversion option will expire eighteen months after the Company first locates a minimum of $1,200,000 worth of treasure. The value of the treasure will be determined by a mutually agreed upon third party who is a recognized expert in the valuation of historic artifacts.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At March 31, 2017, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of March 31, 2017 and 2016, no shares of preferred stock had been converted into shares of the Company’s common stock.

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

Warrants and Options

During the three month period ended March 31, 2017, the Company issued the following warrants in connection with the issuances of indebtedness (see Note 8):

Term	Amount	Exercise Price
01/31/17 to 01/31/18	40,000,000	$0.0040
02/14/17 to 08/14/18	33,333,333	$0.0050
09/10/17 to 09/10/19	15,000,000	$0.0250
09/10/17 to 09/10/19	10,000,000	$0.0250
Total warrants issued	98,333,333

As of March 31, 2017, the Company had a total of 220,515,151 warrants outstanding to purchase common stock with exercise prices ranging from $0.001 to $0.025 per share.

In January of 2017, the Company entered into a subscription agreement to sell 40,000,000 shares of restricted common stock at a price $0.0005 share to an individual in exchange for proceeds of $20,000. The Company also agreed that the purchaser will be entitled to receive warrants to purchase 40,000,000 shares of the Company’s restricted common stock. The warrants are exercisable at a price of 0.004 per share for a period of one year from January 31, 2017.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2017 and December 31, 2016, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $12,600,000 and $12,300,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2017 and December 31, 2016. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception, management does not anticipate that there is any income tax liability for past years. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 7 - LEASE OBLIGATION

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The lease expires on June 30, 2017, and calls for base monthly rent of $1,251.

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

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable at March 31, 2017:

Issue Date:	Maturity Date	2017	Interest Rate	Conversion Rate
Convertible notes payable:
July 19, 2016	July 19, 2017	4,000	6.00%	0.0015
August 31, 2016	August 31, 2017	25,750	6.00%	0.0010
March 10, 2016	September 10, 2017	15,000	6.00%	0.0010
March 10, 2016	September 10, 2017	10,000	6.00%	0.0010
March 14, 2016	September 14, 2017	15,000	6.00%	0.0015
Unamortized discounts		(48,352)
Balance		21,398

Convertible notes payable - related party:
February 24, 2017	August 24, 2017	25,000	6.00%	0.0075
Unamortized discounts		(18,750)
Balance		6,250

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 12, 2011	40,000	6.00%	0.0050
October 31, 2012	April 30, 2013	8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060

September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
October 04, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	25,000	6.00%	0.0030
September 18, 2015	March 18, 2016	25,000	6.00%	0.0020
April 04, 2016	October 4, 2016	10,000	6.00%	0.0010
August 24, 2016	February 24, 2017	20,000	6.00%	0.0010
Balance		441,300

Convertible notes payable - related parties, in default:
January 09, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
January 19, 2013	July 30, 2013	15,000	6.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 01, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	9,000	6.00%	0.0030
January 12, 2016	July 12, 2016	5,000	6.00%	0.0020
May 10, 2016	November 10, 2016	5,000	6.00%	0.0005
May 10, 2016	November 10, 2016	5,000	6.00%	0.0005
May 20, 2016	November 20, 2016	5,000	6.00%	0.0005
July 12, 2016	January 12, 2017	5,000	6.00%	0.0006
January 26, 2017	March 12, 2017	5,000	6.00%
Balance		206,500

Balance, convertible notes payable		675,448

Notes Payable

The following table reflects the notes payable at March 31, 2017:

Issue Date:	Maturity Date	2017	Interest Rate
Notes payable, in default:
April 27, 2011	April 27, 2012	5,000	6.00%
June 23, 2011	August 23, 2011	25,000	6.00%
Balance		30,000

Notes payable - related parties, in default:
February 24, 2010	February 24, 2011	7,500	6.00%
October 6, 2015	November 15, 2015	10,000	6.00%
Balance		17,500

Balance, notes payable		47,500

New Convertible Notes Payable and Notes Payable

During the three month period ended March 31, 2017 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share. At March 31, 2017 the loan was in default due to non-payment of principal and interest.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before August 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share. The related party lender received 33,333,333 warrants to purchase shares of the Company’s common stock at a price of $0.005.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before September 10, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.001 per share. The lender received 15,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.025.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before September 10, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.001 per share. The lender received 10,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.025.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before September 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0015 per share.

Note Conversion

A lender who had a convertible promissory note outstanding with a remaining principal balance of $24,402 elected to convert the principal balance of the note plus accrued interest and late fees of $2,242 into 36,205,587 shares of the Company’s common stock. The remaining principal balance of this note was $0 at March 31, 2017.

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

Shareholder Loans

At March 31, 2017 the Company had two loans outstanding to its CEO totaling $17,483, consisting of a loan in the amount of $15,983 with a 6% annual rate of interest and a loan in the amount of $1,200 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002.

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

Certain Other Agreements

In January of 2017, the Company entered into a subscription agreement to sell 17,000,000 shares of restricted common stock to two individuals in exchange for proceeds of $75,000. The Company also agreed that the purchaser will be entitled to receive $500,000 of treasure of their choice after both the Company has recovered a minimum of $1,200,000 of artifacts/treasure and the State of Florida has received its full share of treasure per any permits or agreements. The purchaser will have the right to convert up to a maximum of $500,000 worth of treasure that they have received into shares of the Company’s restricted common stock at a discount of 10% of the average trading price of the Company’s common stock of the previous five days closing price provided that the Company’s common stock is trading at or above $0.04 by providing a written notice to the Company. The conversion option will expire eighteen months after the Company first locates a minimum of $1,200,000 worth of treasure. The value of the treasure will be determined by a mutually agreed upon third party who is a recognized expert in the valuation of historic artifacts.

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  At March 31, 2017 the loan was in default due to non-payment of principal and interest.

In January of 2017, the Company entered into a subscription agreement to sell 40,000,000 shares of restricted common stock at a price $0.0005 share to an individual in exchange for proceeds of $20,000. The Company also agreed that the purchaser will be entitled to receive warrants to purchase 40,000,000 shares of the Company’s restricted common stock. The warrants are exercisable at a price of 0.004 per share for a period of one year from January 31, 2017.

In January of 2017, the Company amended agreement with an individual who had previously joined the Company’s advisory council in 2016. Under the amended advisory council agreement the Company agreed to pay the advisor an additional 2,000,000 shares of restricted common stock for efforts above and beyond the services agreed to in the original advisory council agreement, in particular advice and expertise pertaining to a certain technology that the Company desired to utilize in its exploration operations. The 2,000,000 were issued to the advisor during the three month period ended March 31, 2017.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before August 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share.  The related party lender received 33,333,333 warrants to purchase shares of the Company’s common stock at a price of $0.005.

In February of 2017, the Company entered into an agreement with a corporation under which the corporation agreed to provide consulting services utilizing a technology to assist the Company with shipwreck site and artifact location and identification. The consultant agrees to utilize the technology system at a designated shipwreck site to ascertain and/or verify the presence of valuable artifacts in a specific area. The Company agreed to pay the consultant 5% royalty with a cap of $1,500,000 for anything of value located at the site. The Company also agreed to pay the consultant a 20% royalty from the recovery of materials located and verified by the technology in the areas surrounding the designated site. The Company also paid the consultant of $30,000 for the utilization of the technology to provide the Company with specific data under a trial survey as to the approximate location of various items of value.

In February of 2017, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for preapproved expenses.

In February of 2017, the Company extended the term of a previous agreement with a second individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for preapproved expenses.

In February of 2017, the Company entered into agreements with seven separate individuals to either join or rejoin the Company’s advisory council. Under the advisory council agreements all of the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisors shares of the Company’s restricted common stock including 5,000,000 shares each to two of the advisors, 4,000,000 shares each to four of the advisors and 3,000,000 shares to one of the advisors, an aggregate total of 22,000,000 restricted shares. According to the agreements each of the advisors’ shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If any of the advisors or the Company terminates the advisory council agreements prior to the expiration of the one year terms, then each of the advisors whose agreement has been terminated has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for preapproved expenses.

In March of 2017, the Company entered into a Financing and Rights agreement with a limited liability company. Under the terms of the agreement the limited liability company agreed to provide financing for the Company for the exploration, recovery and all other related requirements necessary for the related permitted offshore underwater search and recovery for a site located off of Juno Beach, Florida and several additional sites that have been identified by a third party to Seafarer as being located off of the East Coast of Florida in areas that would be subject to Federal Admiralty claims should opportunities arise for the exploration and recovery of historic shipwrecks at these sites. The Company has agreed to enter into a separate agreement with the third party for the specific location of the potential additional shipwreck sites and as such the rights to these sites that the Company may receive due its agreement with the third party are included as a part of the Financing and Rights agreement. In exchange for the services and rights to be provided by the Company under its core business and such applicable rights under such judgments and permits, the limited liability company agreed to provide project capital for the Juno Site project in the amount of up to $800,000, within ninety days of the approval of the recovery permit necessary for such site. In return for such capital contribution, the Company agreed to pay to the limited liability company a portion of such division of artifacts, revenue. In the event that the limited liability company has contributed capital toward the enterprise in any amount and treasure and artifacts are found at any time in the future under the Company or any related party, then the limited liability company shall be entitled to a percentage of its share of such artifacts or revenue created from such site, so long as a minimum funding of $100,000 has been committed in the furtherance of the recovery effort. In its sole discretion, the limited liability company may, if it chooses to do so, contribute such necessary capital for the necessary actions to gain such permit for such recovery operations on such Juno Site. The limited liability company agreed to provide the funding in exchange for exclusive rights to portions of artifacts recovered from such site, or revenues created from such. The agreement further states that capital provided to the Company by the limited liability Company shall be sued exclusively for actions or operations on the Juno Site, unless another site is mutually agreed upon, for dive operations, surveys and scanning as necessary, boat and vessel expenses, compensation and site management expenses, fuel and other related costs to the Juno Site project. The limited liability company will have the right to withhold and approve funding if the funding is not required for recovery operations on the Juno Site. After a the State of Florida has taken its share of any artifacts and treasure per any future permits or agreements for the Juno Site, the limited liability Company will be entitled to receive 20% of the first $10,000,000 of artifacts/treasure recovered, 15% of the amount of any artifacts/treasure recovered with a value greater than $10,000,000 to $50,000,000, 10% of the amount of any artifacts/treasure recovered with a value greater than $50,000,000 for a period of three years, and 5% of the amount of any treasure/artifacts recovered with a value greater than $50,000,000 for five years. Additionally, the limited liability company has been made aware that Seafarer has had negotiations with a separate third party for the location of several additional shipwreck sites. The limited liability company will be given exclusive rights to any sites that the Company gains from the third party with the sites becoming a part of this agreement. Per the agreement the sites are unproven, never scanned and presumed to be unsearched and highly speculative as to whether there are any shipwrecks or shipwreck material on the sites however such sites are included in the Financing and Rights agreement. For any of the sites that Seafarer acquires the rights to from the third party, the limited liability Company will be entitled to receive 20% of the first $10,000,000 of artifacts/treasure recovered, 15% of the amount of any artifacts/treasure recovered with a value greater than $10,000,000 to $50,000,000, 10% of the amount of any artifacts/treasure recovered with a value greater than $50,000,000 for a period of three years, and 5% of the amount of any treasure/artifacts recovered with a value greater than $50,000,000 for five years. Seafarer and the limited liability company may also agree to revenue sharing from the sales of artifacts/treasure. If Seafarer has not previously contracted with any party as to media rights, then the Company and the limited liability company agreed that the limited liability company will be allowed to make or cause a media venture at its own expense. Each party will have portion of the revenues from such venture from whatever source. Such media rights are only applicable to the Juno Site and the potential third party site projects that are subject to the Financing and Rights agreement.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. At March 31, 2017, the Company owed the related party limited liability company $3,000 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2017, the Company owed the related party limited liability company $4,226 for transfer agency services rendered and fees.

The Company has an agreement to pay an individual a monthly fee of $1,500 per month for archeological consulting services.

The Company has a verbal consulting agreement to pay a limited liability company a minimum of $5,000 per month for business advisory, strategic planning and consulting services, assistance with financial reporting, IT management, and administrative services. The Company also agreed to reimburse the consultant for expenses. The agreement may be terminated by the Company or the consultant at any time.

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

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2017:

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  At March 31, 2017 the loan was in default due to non-payment of principal and interest.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before August 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share.  The related party lender received 33,333,333 warrants to purchase shares of the Company’s common stock at a price of $0.005.

In February of 2017, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for preapproved expenses.

In February of 2017, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the  agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for preapproved expenses.

In March of 2017, the Company repaid $4,000 to its CEO in order to repay a portion of the principal balance of a loan the CEO had previously provided to the Company.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. At March 31, 2017, the Company owed the related party limited liability company $3,000 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2017, the Company owed the related party limited liability company $4,226 for transfer agency services rendered and fees.

At March 31, 2017 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible note payable dated January 25, 2010 in the principal amount of $6,000 with a person who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before January 25, 2011. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.005 per share. This note is currently in default due to non-payment of principal and interest.

A note payable dated February 24, 2010 in the principal amount of $7,500 with a corporation. The Company’s CEO was previously a director of the corporation. The loan is not secured and pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before February 24, 2011. This note is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 18, 2012 in the amount of $50,000 with two individuals who are related to the Company’s CEO. This loan pays interest at a rate of 8% per annum and the principal and accrued interest were due on or before July 18, 2012. The note is secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share. The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated July 26, 2013 due to a person related to the Company’s CEO and a member of the Company’s Board of Directors with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share.  The convertible note payable was due on or before January 26, 2014 and is not secured.  The note is currently in default due to non-payment of principal and interest.

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

A note payable dated October 6, 2015 in the principal amount of $10,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. The loan is not secured and pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before November 11, 2015. This note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated May 10, 2016 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 10, 2016 and is not secured.  The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated July 12, 2016 due to a person related to the Company’s CEO with a face amount of $2,400. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0006 per share.  The convertible note payable was due on or before January 12, 2017 and is not secured. The note is currently in default due to non-payment of principal and interest.

A loan in the amount of $15,983 due to the Company’s CEO. The loan is not secured and pays interest at a 6% per annum.

A loan in the amount of $1,200 due to the Company’s CEO. The loan is not secured and pays interest at a 2% per annum. After the loan has aged for six months from December 16, 2016 the lender has the right to convert the loan into shares of the Company’s restricted common shares at a rate of $0.005 per share.

A convertible loan dated January 26, 2017 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before March 12, 2017 and is not secured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated February 14, 2017 in the principal amount of $25,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before August 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017:

The Company sold 39,000,000 shares of restricted common stock for proceeds of $68,000, used for general working capital purposes and repayment of debt.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. Once artifacts have been properly conserved, they will be made available for scientific research and allowed to be displayed for the public. The Company believes it will eventually be conducting archaeological research around the world and potentially supporting governmental or quasi-governmental organizations, universities and affiliated research groups and private research entities in the documentation of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to government states, university researchers, and other responsible academic parties upon reasonable request. In addition to the research, there is ongoing education of personnel involved in operations with the Company. College level courses in archaeology are being periodically taught by a Ph.D. in a program to help educate the personnel in context, work methodology, documentation, and conservation. It is the Company’s intent to have the highest educated personnel possible. The Company plans to hire additional archaeologists in addition to their current archaeologists to further insure all sensitive archaeological guidelines are met or exceeded.

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

●
Although the Company has not generated revenues to date, our business goals continue to evolve. Relationships are being developed with foreign dignitaries and scientists around the world, as well as with for profit companies.

●	The Company continues to review revenue producing opportunities.

●
The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology.

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorized Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. The potential renewal permit has not been issued as of the filing of this report and is currently on hold and cannot be issued until certain legal requirements including a federal admiralty claim have been finalized and an updated recovery application has been submitted. A motion for a federal admiralty claim has been granted and the U.S. Marshall’s office has been ordered by the federal judge to arrest the Juno site to Seafarer. The federal judge has also granted both motions filed by Seafarer to assign the site to Seafarer in perpetuity and have the Company act as custodian to all artifacts recovered from the site.

There is a purported historic shipwreck site in the waters off of Melbourne Beach Florida that the Company has been investigated. In February 2013, the Company signed an agreement with a third party who had previously explored this site for the right to investigate the site. On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward expanding the permitted area have been taken for such site. There are a significant number of challenges inherent in the exploration and recovery of historic shipwrecks, including the possibility that the Company will never find artifacts of value at this particular site.

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit is active for three years from the date of issuance. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site and will likely continue to hamper operations in the future. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. A Permit for one of the additional areas was given to the Company on July 6th, 2016 and identified as Area 1.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites. The Company currently does have some specific plans to perform exploration and recovery operations at other shipwreck sites in the future, however these plans are subject to change based on a number of factors. The Company is actively reviewing other potential historic shipwreck sites, including sites located internationally, for possible exploration and recovery. Should the Company decide that it will pursue exploration and recovery activities at other potential shipwreck sites, it may be necessary to obtain various permits as well as environmental permits.

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

At March 31, 2017, the Company had a working capital deficit of $915,470. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2017.

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

Results of Operations

The Company’s net loss for the three month period ended March 31, 2017 was $320,982 as compared to a net loss of $201,980 during the three month period ended March 31, 2016, an increase of approximately 59%. The increase in the net loss for the three month period ended March 31, 2017 was primarily due to an increase in consulting and contractor expenses and interest expense in 2017. During the three month period ended March 31, 2017 consulting and contractor fees were $121,113 as compared to $77,454 for the three month period ended March 31, 2016. The approximate 56% increase in consulting and contractor fees in 2017 was largely a result of increased operating activity as the Company gears up for the summer diving season and stock based compensation being paid for various to several consultants for advisory council services as well as the payment for Board of Directors’ fees to two of the Company’s Directors. Interest expense increased to $87,993 during the three month period ended March 31, 2017 from $61,071 during the three month period ended March 31, 2016, an increase of 44%. The Company incurred travel and entertainment expenses of $10,004 during the three month period ended March 16, 2017 as compared to $16,001 during the three month period ended March 31, 2016, an approximate 35% decrease on a quarter-over-quarter basis. The general and administrative expenses for the period ended March 31, 2017 were $32,543 compared to $9,010 for the period ended March 31, 2015, a quarter-over-quarter increase of approximately 261%. During the three month period ended March 31, 2017, professional fees were $18,180 as compared to $20,500 during the three month period ended March 31, 2016, a decrease of 11%. Professional fees decreased due to theCompany paying less for legal fees due to the winding down of issues pertaining to a lawsuit that was settled in 2016. Surveying and site mapping expense was $15,595 during the three month period ended March 31, 2017. Vessel maintenance and dockage was $13,025 during the three month period ended March 31, 2017. The Company did not incur any significant fees for repairs to the main salvage vessel during the three month period ended March 31, 2017, there was some maintenance and light repair work completed however the Company believes more extensive repairs will be needed in the foreseeable future on both the main salvage vessel and other vessels that the Company intends to utilize in its exploration efforts.

Liquidity and Capital Resources

At March 31, 2017, we had cash in the bank of $62,478. During the period ended March 31, 2017 we incurred a net loss of $320,982. At March 31, 2017, we had $165,911 in current assets and $1,081,381 in current liabilities, leaving us a working capital deficit of $915,470.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended March 31, 2017. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely onerous, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck exploration and recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

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

If we are unable to secure additional financing, the Company's business may fail and our stock price will likely be materially adversely affected.

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

The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in or borrowed by the Company would be lost. If the Company is unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in dilution or significant reduction in the value of the Company’s securities.

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2016 and 2015 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the three month periods ended March 31, 2017 and 2016, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our financial results as of March 31, 2017 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $232,989 for the three month period ended March 31, 2017 and $140,909 for the three month period ended March 31, 2016. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended March 31, 2017 and 2016).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2017.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of March 31, 2017 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2017, the Company issued or agreed to issue 64,000,000 shares of its restricted common stock to several consultants for business advisory consulting services and director’s fees. The Company also issued 1,000,000 shares of its restricted common shares as a loan origination fee to a related party lender. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2017, the Company entered into subscription agreements to sell 122,555,556 shares of its restricted common stock in exchange for proceeds of $160,000. The proceeds that were received were used for general corporate purposes, working capital and the repayment of debt.

In January of 2017, the Company entered into a subscription agreement to sell 17,000,000 shares of restricted common stock to two individuals in exchange for proceeds of $75,000. The Company also agreed that the purchaser will be entitled to receive $500,000 of treasure of their choice after both the Company has recovered a minimum of $1,200,000 of artifacts/treasure and the State of Florida has received its full share of treasure per any permits or agreements. The purchaser will have the right to convert up to a maximum of $500,000 worth of treasure that they have received into shares of the Company’s restricted common stock at a discount of 10% of the average trading price of the Company’s common stock of the previous five days closing price provided that the Company’s common stock is trading at or above $0.04 by providing a written notice to the Company. The conversion option will expire eighteen months after the Company first locates a minimum of $1,200,000 worth of treasure. The value of the treasure will be determined by a mutually agreed upon third party who is a recognized expert in the valuation of historic artifacts.

In January of 2017, the Company entered into a subscription agreement to sell 40,000,000 shares of restricted common stock at a price $0.0005 share to an individual in exchange for proceeds of $20,000. The Company also agreed that the purchaser will be entitled to receive warrants to purchase 40,000,000 shares of the Company’s restricted common stock. The warrants are exercisable at a price of 0.004 per share for a period of one year from January 31, 2017.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended March 31, 2017, the holder a promissory notes with a remaining principal balance of $24,402 elected to convert all of the balance of the notes plus accrued interest into 36,205,587 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: May 15, 2017	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2017	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director

Date: May 15, 2017	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director