Form 10-Q
period 2017-06-30
SEAFARER EXPLORATION CORP
filed 2017-08-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

(Address of principal executive offices) (Zip code)

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

Yes ☐ No ☑

As of August 4, 2017, there were 2,614,152,472 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2017

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2017	2016
Assets

Current assets:
Cash	$3,347	$24,549
Prepaid expenses	91,308	20,606
Deposits and other receivables	750	750
Total current assets	95,405	45,905

Property and equipment, net	37,300	54,292

Total assets	$132,705	$100,197

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$288,988	$332,106
Convertible notes payable, net of discounts of $21,875 and $22,423	22,125	27,327
Convertible notes payable, related parties, net of discounts of $6,250 and $156	18,750	2,244
Convertible notes payable, in default	441,300	444,952
Convertible notes payable, in default - related parties	201,500	196,500
Shareholder loan	13,070	22,270
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	22,500	17,500
Total current liabilities	1,038,233	1,072,899

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Series B - 60 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value - 2,900,000,000 shares authorized; 2,554,005,640 and
2,194,976,061 shares issued and outstanding at June 30, 2017 and December 31, 2016, repectively	255,401	219,498
Additional paid-in capital	12,077,695	11,485,588
Accumulated deficit	(13,238,624)	(12,677,788)
Total stockholders' deficit	(905,528)	(972,702)
Total liabilities and stockholders' deficit	$132,705	$100,197

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	65,834	93,887	186,947	171,341
Vessel maintenance and dockage	31,364	4,943	44,389	-
Professional fees	4,024	27,170	22,204	47,670
General and administrative expense	13,908	20,416	46,451	29,426
Depreciation expense	8,496	8,496	16,992	16,992
Rent expense	6,981	6,612	20,574	16,060
Surveying and mapping	-	-	15,595	4,943
Travel and entertainment expense	7,555	1,286	17,999	17,287
Total operating expenses	138,162	162,810	371,151	303,719

Loss from operations	(138,162)	(162,810)	(371,151)	(303,719)

Other income (expense):
Interest income (expense)	(101,692)	(142,388)	(189,685)	(203,459)
Total other income (expense)	(101,692)	(142,388)	(189,685)	(203,459)
Net loss	$(239,854)	$(305,198)	$(560,836)	$(507,178)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	2,516,180,900	1,586,342,398	2,395,753,200	1,459,185,858

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2017	2016
Operating activities
Net loss	$(560,836)	$(507,178)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Depreciation	16,992	16,992
Interest (income) expense on fair value adjustment	-	152,642
Amortization of beneficial conversion feature
of the notes payable	71,049	30,771
Interest expense on converted debt	98,408	-
Common stock issued for services	144,700	107,590
Common stock issued for loan fees	1,200	-
Decrease (increase) in:
Prepaid expenses and deposits	(73,997)	(38,418)
Decrease in shareholder advance
Increase (decrease) in:
Accounts payable and accrued expenses	(43,118)	72,724
Net cash provided (used) by operating activities	(345,602)	(164,877)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	263,600	63,520
Proceeds from the issuance convertible notes payable	40,000	72,000
Proceeds from the issuance convertible notes payable, related
party	25,000	20,000
Advances from shareholder	5,000	5,760
Payments to shareholders	(9,200)	(1,500)
Net cash provided by financing activities	324,400	159,780

Net increase (decrease) in cash	(21,202)	(5,097)

Cash - beginning	24,549	5,097
Cash - ending	$3,347	$-

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Convertible debt converted and accrued interest to common
stock	$148,560	$314,912

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2016, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2017 or for any future period.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has sustained net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2017. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no dilutive common stock equivalents outstanding at June 30, 2017 and 2016.

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Diving vessel	$326,005	$326,005
Equipment	32,420	32,420
Less accumulated depreciation	(321,125)	(304,133)
	$37,300	$54,292

Depreciation expense for the six month periods ended June 30, 2017 and 2016 amounted to $16,992, and $8,496 for the three month periods ended June 30, 2017 and 2016.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six month periods ended June 30, 2017 and 2016.

Stock Based Compensation

The Company applies the fair value method of ASC 718, “Share Based Payment”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock as of the date in which the obligation for payment of services is incurred.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

The fair value election is also available when a previously recognized financial instrument subject to a re-measurement event and the separate recognition of an embedded derivative. The fair value election may be made instrument by instrument. For purposes of this paragraph, a re-measurement event (new basis event) is an event identified in generally accepted accounting principles, other than the recognition of another-than-temporary impairment, that requires a financial instrument to be re-measured to its fair value at the time of the event but does not require that instrument to be reported at fair value on a continuous basis with the change in fair value recognized in earnings. Examples of re-measurement events are business combinations and significant modifications of debt as defined in Subtopic 470-50.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three and six months ended June 30, 2017 and 2016 are as follows:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Net loss attributable to common stockholders	$(239,854)	$(305,198)

Weighted average shares outstanding:
Basic and diluted	2,516,180,900	1,586,342,398

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the six months ended June 30, 2017 and 2016 are as follows:

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net loss attributable to common stockholders	$(560,836)	$(507,178)

Weighted average shares outstanding:
Basic and diluted	2,395,753,200	1,459,185,858

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

Series A Preferred Stock

At June 30, 2017 and December 31, 2016, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of June 30, 2017, and 2016, no shares of this preferred stock had been converted into shares of the Company’s common stock.

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

Warrants and Options

As of June 30, 2017 and December 31, 2016, the Company had a total of 205,015,151 and 126,631,818 respectively, warrants outstanding to purchase common stock with exercise prices ranging from $0.001 to $0.025 per share.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2017, and December 31, 2016, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $12,860,000 and $12,300,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2017 and December 31, 2016. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception, management does not anticipate that there is any income tax liability for past years. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 7 - LEASE OBLIGATION

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. Subsequent to June 30, 2017 the Company entered into an amended lease agreement with a base monthly rents of $1,252 from July 1, 2017 to June 30, 2018,
$1,289 from July 1, 2018 to June 30, 2019, and $1,328 from July 1, 2019 to June 30, 2020. Under the terms of the lease there may periodically be additional fees charged above the base monthly rental fee.

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

Convertible Notes Payable

The following table reflects the convertible notes payable at June 30, 2017:

Issue Date:	Maturity Date	Principal Balance June, 30, 2017	Interest Rate	Conversion Rate
Convertible notes payable:
July 19, 2016	July 19, 2017	4,000	6.00%	0.0015
March 10, 2016	September 10, 2017	15,000	6.00%	0.0010
March 10, 2016	September 10, 2017	10,000	6.00%	0.0010
March 14, 2016	September 14, 2017	15,000	6.00%	0.0015
Unamortized discounts		(21,875)
Balance		(22,125)

Convertible notes payable - related party:
February 24, 2017	August 24, 2017	25,000	6.00%	0.0075
Unamortized discounts		(6,250)
Balance		18,750

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	70,000	6.00%	0.0080
November 12, 2010	November 12, 2011	40,000	6.00%	0.0050
October 31, 2012	April 30, 2013	8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	10,000	6.00%	0.0125
October 04, 2013	April 4, 2014	50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	25,000	6.00%	0.0030
September 18, 2015	March 18, 2016	25,000	6.00%	0.0020
April 04, 2016	October 4, 2016	10,000	6.00%	0.0010
August 24, 2016	February 24, 2017	20,000	6.00%	0.0010
Balance		441,300

Convertible notes payable - related parties, in default:
January 09, 2009	January 9, 2010	10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	50,000	8.00%	0.0040
January 19, 2013	July 30, 2013	15,000	6.00%	0.0040
July 26, 2013	January 26, 2014	10,000	6.00%	0.0100
January 01, 2014	July 17, 2014	31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	9,000	6.00%	0.0030
January 12, 2016	July 12, 2016	5,000	6.00%	0.0020
May 10, 2016	November 10, 2016	5,000	6.00%	0.0005
May 10, 2016	November 10, 2016	5,000	6.00%	0.0005
May 20, 2016	November 20, 2016	5,000	6.00%	0.0005
July 12, 2016	January 12, 2017	5,000	6.00%	0.0006
January 26, 2017	March 12, 2017	5,000	6.00%
Balance		201,500

Balance, convertible notes payable		649,698

Notes Payable

The following table reflects the notes payable at June 30, 2017:

Issue Date:	Maturity Date	Principal Balance June, 30, 2017	Interest Rate	Conversion Rate
Notes payable, in default:
April 27, 2011	April 27, 2012	5,000	6.00%
June 23, 2011	August 23, 2011	25,000	6.00%
Balance		30,000

Notes payable - related parties, in default:
February 24, 2010	February 24, 2011	7,500	6.00%
October 6, 2015	November 15, 2015	10,000	6.00%
Balance		22,500

Balance, notes payable		47,500

New Convertible Notes Payable and Notes Payable

During the six month period ended June 30, 2017 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share. At March 31, 2017, the loan was in default due to non-payment of principal and interest.

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

Note Conversions

A lender who had a convertible promissory note outstanding with a remaining principal balance of $24,402 elected to convert the principal balance of the note plus accrued interest and late fees of $2,242 into 36,205,587 shares of the Company’s common stock. The remaining principal balance of this note was $0 at June 30, 2017.

A lender who had a convertible promissory note outstanding with a remaining principal balance of $25,750 elected to convert the principal balance of the note plus accrued interest and late into 30,950,000 shares of the Company’s common stock. The remaining principal balance of this note was $0 at June 30, 2017.

Shareholder Loans

At June 30, 2017 the Company had two loans outstanding to its CEO totaling $13,070, consisting of a loan in the amount of $11,570 with a 6% annual rate of interest and a loan in the amount of $1,500 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002.

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

Exploration Permit with the Florida Division of Historical Resources for an Area off of Melbourne Beach, Florida

On July 28, 2014, Seafarer’s Quest, LLC, received a 1A-31 Permit (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Melbourne Beach, Florida. This Permit became inactive on July 28, 2017 and there is no guarantee that the permit will be renewed or expanded however the Company has been working with the Florida Division of Historical Resources on the renewal of the permit.

Exploration Permit with the Florida Division of Historical Resources for an Area off of Melbourne Beach, Florida

On July 6, 2016, Seafarer’s Quest, LLC, received a 1A-31 Permit (the “Permit”) from the Florida Division of Historical Resources for a second area identified off of Melbourne Beach, Florida. The Permit is active for three years from the date of issuance

Certain Other Agreements

In January of 2017, the Company entered into a subscription agreement to sell 17,000,000 shares of restricted common stock to two individuals in exchange for proceeds of $75,000. The Company also agreed that the purchaser will be entitled to receive $500,000 of treasure of their choice after both the Company has recovered a minimum of $1,200,000 of artifacts/treasure and the State of Florida has received its full share of treasure per any permits or agreements. The purchaser will have the right to convert up to a maximum of $500,000 worth of treasure that they have received into shares of the Company’s restricted common stock at a discount of 10% of the average trading price of the Company’s common stock of the previous five days closing price provided that the Company’s common stock is trading at or above $0.04 by providing a written notice to the Company. The conversion option will expire eighteen months after the Company first locates a minimum of $1,200,000 worth of treasure. The value of any treasure recovered will be determined by a mutually agreed upon third party who is a recognized expert in the valuation of historic artifacts.

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  At June 30, 2017, the loan was in default due to non-payment of principal and interest.

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

In January of 2017, the Company amended an agreement with an individual who had previously joined the Company’s advisory council in 2016. Under the amended advisory council agreement the Company agreed to pay the advisor an additional 2,000,000 shares of restricted common stock for efforts above and beyond the services agreed to in the original advisory council agreement, in particular advice and expertise pertaining to a certain technology that the Company desired to utilize in its exploration operations. The 2,000,000 shares were issued to the advisor during the six month period ended June 30, 2017.

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

In March of 2017, the Company entered into a Financing and Rights agreement with a limited liability company. The Financing and Rights agreement contains certain conditions and contingencies that must be met prior to the Company receiving any financing. As of the filing date of this report the Company has not received any financing under the agreement and it is possible that the Company will never receive any financing under the terms of the agreement. Under the terms of the agreement the limited liability company agreed to provide financing for the Company for the exploration, recovery and all other related requirements necessary for the related permitted offshore underwater search and recovery for a site located off of Juno Beach, Florida and several additional sites that have been identified by a third party to Seafarer as being located off of the East Coast of Florida in areas that would be subject to Federal Admiralty claims should opportunities arise for the exploration and recovery of historic shipwrecks at these sites. The Company has agreed to enter into a separate agreement with the third party for the specific location of the potential additional shipwreck sites and as such the rights to these sites that the Company may receive due its agreement with the third party are included as a part of the Financing and Rights agreement. In exchange for the services and rights to be provided by the Company under its core business and such applicable rights under such judgments and permits, the limited liability company agreed to provide project capital for the Juno Site project in the amount of up to $800,000, within ninety days of the approval of the recovery permit necessary for such site. In return for such capital contribution, the Company agreed to pay to the limited liability company a portion of such division of artifacts, revenue. In the event that the limited liability company has contributed capital toward the enterprise in any amount and treasure and artifacts are found at any time in the future under the Company or any related party, then the limited liability company shall be entitled to a percentage of its share of such artifacts or revenue created from such site, so long as a minimum funding of $100,000 has been committed in the furtherance of the recovery effort. In its sole discretion, the limited liability company may, if it chooses to do so, contribute such necessary capital for the necessary actions to gain such permit for such recovery operations on such Juno Site. The limited liability company agreed to provide the funding in exchange for exclusive rights to portions of artifacts recovered from such site, or revenues created from such. The agreement further states that capital provided to the Company by the limited liability Company shall be sued exclusively for actions or operations on the Juno Site, unless another site is mutually agreed upon, for dive operations, surveys and scanning as necessary, boat and vessel expenses, compensation and site management expenses, fuel and other related costs to the Juno Site project. The limited liability company will have the right to withhold and approve funding if the funding is not required for recovery operations on the Juno Site. After a the State of Florida has taken its share of any artifacts and treasure per any future permits or agreements for the Juno Site, the limited liability Company will be entitled to receive 20% of the first $10,000,000 of artifacts/treasure recovered, 15% of the amount of any artifacts/treasure recovered with a value greater than $10,000,000 to $50,000,000, 10% of the amount of any artifacts/treasure recovered with a value greater than $50,000,000 for a period of three years, and 5% of the amount of any treasure/artifacts recovered with a value greater than $50,000,000 for five years. Additionally, the limited liability company has been made aware that Seafarer has had negotiations with a separate third party for the location of several additional shipwreck sites. The limited liability company will be given exclusive rights to any sites that the Company gains from the third party with the sites becoming a part of this agreement. Per the agreement the sites are unproven, never scanned and presumed to be unsearched and highly speculative as to whether there are any shipwrecks or shipwreck material on the sites however such sites are included in the Financing and Rights agreement. For any of the sites that Seafarer acquires the rights to from the third party, the limited liability Company will be entitled to receive 20% of the first $10,000,000 of artifacts/treasure recovered, 15% of the amount of any artifacts/treasure recovered with a value greater than $10,000,000 to $50,000,000, 10% of the amount of any artifacts/treasure recovered with a value greater than $50,000,000 for a period of three years, and 5% of the amount of any treasure/artifacts recovered with a value greater than $50,000,000 for five years. Seafarer and the limited liability company may also agree to revenue sharing from the sales of artifacts/treasure. If Seafarer has not previously contracted with any party as to media rights, then the Company and the limited liability company agreed that the limited liability company will be allowed to make or cause a media venture at its own expense. Each party will have portion of the revenues from such venture from whatever source. Such media rights are only applicable to the Juno Site and the potential third party site projects that are subject to the Financing and Rights agreement.

In April of 2017, the Company entered into a one-year consulting agreement with a limited liability company for exploration and diving services, maintaining vessels and equipment, and providing operational management services. The Company has agreed to issue 4,000,008 million shares valued at approximately $13,600 to the consultant for the services. The shares vest over a one year period. The Company also agreed to pay for the consultants' campground and electrical services while the consultant is performing services for the Company.

In April of 2017, the Company entered into a consulting agreement with an individual. Under the terms of the consulting agreement the individual agreed to provide advice to the Company with regards to its diving operations, for the purpose of exploring shipwrecks and recovering artifacts and any other services that are reasonably requested by the Company. The Company agreed to issue the consultant 2,000,000 shares of its restricted common stock valued at approximately $7,200.

In May of 2017, the Company entered into an agreement with an individual who possesses an archeological background to join the Company’s advisory council. Under the terms of the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 2,000,000 shares of the Company’s restricted common stock valued at approximately $5,000. Per the terms of the agreement the shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year terms, then the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisor for preapproved expenses.

In May of 2017 the Company agreed to issue one of its legal advisors 7,500,000 shares of restricted common stock for the performance of various past legal and consulting services.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. At June 30, 2017, the Company owed the related party limited liability company $3,000 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2017, the Company owed the related party limited liability company $1,345 for transfer agency services rendered and fees.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. Seafarer expects final judgment with a short time frame on the admiralty claim.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were questioned by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2017:

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

In April of 2017, the Company repaid $2,000 to its CEO in order to repay a portion of the principal balance of a loan the CEO had previously provided to the Company.

In May of 2017, the Company repaid $2,000 to its CEO in order to repay a portion of the principal balance of a loan the CEO had previously provided to the Company.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. At June 30, 2017, the Company owed the related party limited liability company $3,000 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2017, the Company owed the related party limited liability company $1,345 for transfer agency services rendered and fees.

At June 30, 2017 the following promissory notes and shareholder loans were outstanding to related parties:

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

A loan in the amount of $11,983 due to the Company’s CEO. The loan is not secured and pays interest at a 6% per annum.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company sold 46,166,667 shares of restricted common stock for proceeds of $45,900, used for general working capital purposes and repayment of debt. (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

General

The Company’s principal business plan is to develop the infrastructure to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. Once artifacts have been properly conserved, they may be made available for scientific research and allowed to be displayed for the public.

The Company believes it may eventually be conducting archaeological research around the world and potentially supporting governmental or quasi-governmental organizations, universities and affiliated research groups and private research entities in the documentation of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to government states, university researchers, and other responsible academic parties upon reasonable request.

In addition to the research, there is ongoing education of personnel involved in operations with the Company. Furthermore, the Company has also hired three additional archaeologists on a consulting basis to further the Company’s depth in archaeology and to further insure all sensitive archaeological guidelines are met or exceeded.

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult, expensive, and rare. If the Company is not able to successfully locate artifacts or treasure with significant value, then there is a high probability that the Company will face adverse consequences, including a complete loss of all capital invested in or borrowed by the Company,

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by inclement weather, sea conditions or other natural hazards. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur, and already have occurred, that adversely affect the Company’s operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

In addition to natural hazards there are constant repair and maintenance issues with historic shipwreck exploration and recovery vessels, the Company’s primary exploration vessel is an older vessel that was originally used in other capacities and has been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of vessels, is time consuming and has been very expensive and there may be significant periods of vessel down time that results from needed repairs being made or a lack of current financing to make repairs to the vessel.

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or be able to enter into agreements with government agencies in order to explore and recover historic shipwrecks.

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

There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a speculative business venture that carries a high degree of risk. There is also significant expense involved in research and ongoing educational programs. Research expenses involve paying scientists for translations, dues and fees for various historical entities such as archives, travel and accommodations, and research materials.

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts or treasure. If the Company were to cease its operations, and not find or engage another business entity, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is speculative and highly risky.

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

●	The Company continues to review revenue producing opportunities including joint ventures with other companies.

●
The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology.

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorized Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. The potential renewal permit has not been issued as of the filing of this report and is currently on hold and cannot be issued until certain legal requirements including a federal admiralty claim have been finalized and an updated recovery application has been submitted. A motion for a federal admiralty claim has been granted and the U.S. Marshal’s office has been ordered by the federal judge to arrest the Juno site to Seafarer. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices on July 7th, 2017 and such notice was given to the Federal Judge presiding in the case for a final order. The federal judge has also granted both motions filed by Seafarer to assign the site to Seafarer in perpetuity and have the Company act as custodian to all artifacts recovered from the site.

There is a purported historic shipwreck site in the waters off of Melbourne Beach Florida that the Company has been investigating. In February 2013, the Company signed an agreement with a third party who had previously explored this site for the right to investigate the site. On March 1, 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Further actions toward expanding the permitted area have been taken for such site. There are a significant number of challenges inherent in the exploration and recovery of historic shipwrecks, including the possibility that the Company will never find artifacts of value at this particular site.

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit was active for three years from the date of issuance and is currently in a renewal stage. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site and will likely continue to hamper operations in the future. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. A Permit for one of the additional areas was given to the Company on July 6th , 2016 and identified as Area 1. Area 1 has become the Company’s primary focus because of mag survey work and the amount of shipwreck artifacts found there.

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

The Company continually monitors media rights for potential revenue opportunities. The Company has talked to multiple media entities to further understand the advantages offered. Management believes media can represent a revenue opportunity for the Company, if the right circumstances arise.

Limited Operating History

The Company has not currently generated any revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

At June 30, 2017, the Company had a working capital deficit of $942,828. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2017.

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

Summary of Six Months Ended June 30, 2017 Results of Operations

Net losses for the six month period ended June 30, 2017 were $560,836 versus $507,178 for the six month period ended June 30, 2016, an increase of approximately 11%. The increase in net losses in 2017 was primarily due to increases in consulting and contractor expenses, general and administrative expenses, and surveying and mapping expenses. During the six month period ended June 30, 2017, consulting and contractor fees were $186,947 compared to $171,341 during the six month period ended June 30, 2016. The approximate 9% increase in consulting and contractor fees in 2017 was largely a result of increased operating activity as the Company geared up for the summer dive season and stock based compensation being paid to several consultants for business consulting, legal, advisory council, operations, archeological services as well as the payment of Board of Directors’ fees. The general and administrative expenses for the period ended June 30, 2017 were $46,451 compared to $29,426 for the period ended June 30, 2016, an increase of approximately 58%. Surveying and site mapping expense was $15,595 during the three month period ended June 30, 2017 as compared to $4,493 during the same period in 2016, an increase of approximately 215%. During the six month period ended June 30, 2017 the Company incurred vessel related expenses of $44,389. During 2017 the Company’s main salvage vessel has required extensive repairs and increased maintenance, while there were not any major maintenance issues or repairs to its main salvage vessel during for the six month period ended June 30, 2016. During the six month period ended June 30, 2017 the Company incurred professional fees related expenses of $22,204 versus $47,670 during the six month period ended June 30, 2016, a decrease of approximately 53%. Professional fees decreased as a result of the Company paying less for legal fees due to the winding down of issues pertaining to a lawsuit that was settled in 2016. Travel and entertainment expenses for the six month period ended June 30, 2017 were $17,999 versus $17,287 for the six month period ended June 30, 2016, an increase of approximately 4%. Rent expense was $20,574 in 2017 versus $16,060 in 2016, a 28% year-over-year increase. Interest expense for the six month period ended June 30, 2017 was $189,685 versus $203,459for the six month period ended June 30, 2016. Interest expense decreased in 2017 due to the impact of fair value measurement of various convertible notes.

Summary of Three Months Ended June 30, 2017 Results of Operations

The Company’s net loss for the three month period ended June 30, 2017 was $239,854 as compared to a net loss of $326,116 during the three month period ended June 30, 2016, a decrease of approximately 26.5%. The decrease in the net loss for the three month period ended June 30, 2017 was primarily attributable to a decrease in losses from operations and a decrease in interest expense. During the three month period ended June 30, 2017 consulting and contractor fees were $65,834 as compared to $125,787 for the three month period ended June 30, 2016. The approximate 47.7% decrease in consulting and contractor fees in 2017 was largely a result of a decrease in the amount of fewer shares of stock paid out to independent contractors and consultants in 2017. During the three month period ended June 30, 2017, professional fees were $4,024 as compared to $12,375 during the three month period ended June 30, 2016, a decrease of approximately 67.5%. Professional fees decreased due to the Company paying less for legal fees due to the winding down of issues pertaining to a lawsuit that was settled in 2016. The Company incurred travel and entertainment expenses of $7,555 during the three month period ended June 30, 2017 as compared to $13,711 during the three month period ended June 30, 2016, an approximate 45% decrease on a quarter-over-quarter basis. The general and administrative expenses for the period ended June 30, 2017 was $13,908 compared to $3,290 for the period ended June 30, 2016, a quarter-over-quarter increase of approximately 322.7%. Vessel maintenance and dockage was $31,364 during the three month period ended June 30, 2017. As the Company ramped up operations in 2017 its main salvage vessel required extensive repair and maintenance work. The Company did not incur significant expenses for repairs to the main salvage vessel during the three month period ended June 30, 2016, however the Company believes more extensive repairs will be needed in the foreseeable future on both the main salvage vessel and other vessels that the Company intends to utilize in its exploration efforts. Interest expense decreased to$101,692 during the three month period ended June 30, 2017 from $135,227 during the three month period ended June 30, 2016, a decrease of approximately 25%. The decrease in interest expense was due to the impact of fair value measurement of various convertible notes.

Liquidity and Capital Resources

At June 30, 2017, we had cash in the bank of $3,347. During the six month period ended June 30, 2017 we incurred a net loss of $560,836. At June 30, 2017, we had $95,405 in current assets and $1,038,233 in current liabilities, leaving us a working capital deficit of $942,828.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended June 30, 2017. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2017 and 2016 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the six month periods ended June 30, 2017 and 2016, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our financial results as of June 30, 2017 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $371,151 for the six month period ended June 30, 2017 and $303,719 for the six month period ended June 30, 2016. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended June 30, 2017 and 2016).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2017.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of June 30, 2017 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2017.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. Seafarer expects final judgment with a short time frame on the admiralty claim.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were questioned by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2017, the Company issued or agreed to issue 15,500,008 shares of its restricted common stock for various consulting services for legal, dive operations, advisory council fees, archeological and business advisory fees, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended June 30, 2017, the Company entered into subscription agreements to sell 99,000,000 shares of its restricted common stock in exchange for proceeds of 103,600. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended June 30, 2017, the holder of a promissory notes with a remaining principal balance of $25,750 elected to convert all of the balance of the notes plus accrued interest into 30,950,000 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

SEAFARER EXPLORATION CORP.

Date: August 14, 2017	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2017	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 14, 2017	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director