Form 10-K/A
period 2016-12-31
SEAFARER EXPLORATION CORP
filed 2017-09-13
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE

This Amendment No. 2 (the “Amendment”) to the Annual Report on Form 10-K of Seafarer Exploration Corp. for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission on April 4, 2017, is being filed solely to amend Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-K except as described above. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: September 13, 2017	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: September 13, 2017	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: September 13, 2017	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

4