Form 10-Q
period 2017-09-30
SEAFARER EXPLORATION CORP
filed 2017-11-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes ☐ No ☑

As of November 9, 2017, there were 2,733,297,139 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2017

 TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	5

Condensed Balance Sheets: September 30, 2017 (unaudited) and December 31, 2016	5

Condensed Statements of Operations: For the three and nine months ended September 30, 2017 and 2016 (unaudited)	6

Condensed Statements of Cash Flows: For the nine months ended September 30, 2017 and 2016 (unaudited)	7

Notes to Condensed Financial Statements	8 - 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T. Controls and Procedures	30

PART II: OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	34

SIGNATURES	35

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets:
Cash	$-	$24,549
Prepaid expenses	56,755	20,606
Deposits and other receivables	750	750
Total current assets	57,505	45,905

Property and equipment, net	28,804	54,292

Total assets	$86,309	$100,197

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$316,946	$332,106
Convertible notes payable, net of discounts of $-0- and $22,423	-	27,327
Convertible notes payable, related parties, net of discounts of $-0- and $156	-	2,244
Convertible notes payable, in default	470,300	444,952
Convertible notes payable, in default - related parties	234,500	196,500
Shareholder loan	20,023	22,270
Notes payable, in default	32,673	30,000
Notes payable, in default - related parties	17,500	17,500
Total current liabilities	1,091,942	1,072,899

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Series B - 60 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value - 2,900,000,000 shares authorized; 2,715,917,155 and
2,194,976,061 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	271,593	219,498
Additional paid-in capital	12,223,440	11,485,588
Accumulated deficit	(13,500,666)	(12,677,788)
Total stockholders' deficit	(1,005,633)	(972,702)
Total liabilities and stockholders' deficit	$86,309	$100,197

  See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	120,332	166,803	307,279	338,144
Vessel maintenance and dockage	19,558	13,958	63,947	18,901
Professional fees	30,450	30,521	52,654	78,191
General and administrative expense	8,383	12,675	54,834	42,101
Depreciation expense	8,496	8,496	25,488	25,488
Rent expense	10,134	10,517	30,708	26,577
Surveying and mapping	65	-	15,660	-
Travel and entertainment expense	11,963	27,662	29,962	44,949
Total operating expenses	209,381	270,632	580,532	574,351

Loss from operations	(209,381)	(270,632)	(580,532)	(574,351)

Other expense:
Interest expense	(50,023)	(414,633)	(239,708)	(618,092)
Loss extinguishment of debt	(2,638)	-	(2,638)	-
Total other expense	(52,661)	(414,633)	(242,346)	(618,092)
Net loss	$(262,042)	$(685,265)	$(822,878)	$(1,192,443)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	2,674,513,691	2,005,911,180	2,509,890,081	1,633,729,734

  See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2017	2016
Operating activities
Net loss	$(822,878)	$(1,192,443)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	25,488	25,488
Interest expense on fair value adjustment	-	272,325
Amortization of beneficial conversion feature
of the notes payable	34,984	49,749
Interest expense on converted debt	101,369	-
Common stock issued for services	174,400	406,802
Common stock and warrants issued for loan fees	35,541	81,874
Increase in:
Prepaid expenses and deposits	(9,806)	(16,648)
Increase (decrease) in:
Accounts payable and accrued expenses	(15,160)	40,477
Net cash used in operating activities	(476,062)	(332,376)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	378,500	192,720
Proceeds from the issuance convertible notes payable	68,000	121,700
Proceeds from the issuance convertible notes payable, related
party	-	22,400
Proceeds from note payable	2,673	-
Advances from shareholder	14,040	5,760
Repayment of advances from shareholders	(11,700)	(8,780)
Net cash provided by financing activities	451,513	333,800

Net (decrease) increase in cash	(24,549)	1,424

Cash – beginning of period	24,549	5,097
Cash – end of period	$-	$6,521

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$6,000
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Convertible debt and accrued interest converted to common
stock	$166,521	$465,803
Common stock issued to satisfy debt	$-	$26,571
Common stock issued for fixed asset purchases	$-	$25,000

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2016, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2017 or for any future period.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has sustained net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2017. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no dilutive common stock equivalents outstanding at September 30, 2017 and 2016.

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Diving vessel	$326,005	$326,005
Equipment	32,420	32,420
Less accumulated depreciation	(329,621)	(304,133)
	$28,804	$54,292

Depreciation expense for the nine month periods ended September 30, 2017 and 2016 amounted to $25,488, and $8,496 for the three month periods ended September 30, 2017 and 2016.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine month periods ended September 30, 2017 and 2016.

Stock Based Compensation

The Company applies the fair value method of ASC 718, “Share Based Payment ”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock as of the date in which the obligation for payment of services is incurred.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016
Net loss attributable to common stockholders	$(262,042)	$(685,265)

Weighted average shares outstanding:
Basic and diluted	2,674,513,691	2,005,911,180

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the nine months ended September 30, 2017 and 2016 are as follows:

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net loss attributable to common stockholders	$(822,878)	$(1,192,443)

Weighted average shares outstanding:
Basic and diluted	2,509,890,081	1,633,729,734

Loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

NOTE 5 – CAPITAL STOCK

On February 24, 2017, the Board of Directors, acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 2,500,000,000 to 2,900,000,000 common shares. Such filing was processed to be effective with the State of Florida on March 2, 2017.

During the nine month period ended September 30, 2017, the Company entered into a subscription agreement to sell 17,000,000 shares of restricted common stock to two individuals in exchange for proceeds of $75,000. The Company also agreed that the purchaser will be entitled to receive $500,000 of treasure of their choice after both the Company has recovered a minimum of $1,200,000 of artifacts/treasure and the State of Florida has received its full share of treasure per any permits or agreements. The purchaser will have the right to convert up to a maximum of $500,000 worth of treasure that they have received into shares of the Company’s restricted common stock at a discount of 10% of the average trading price of the Company’s common stock of the previous five days closing price provided that the Company’s common stock is trading at or above $0.04 by providing a written notice to the Company. The conversion option will expire eighteen months after the Company first locates a minimum of $1,200,000 worth of treasure. The value of the treasure will be determined by a mutually agreed upon third party who is a recognized expert in the valuation of historic artifacts.

During the nine month period ended September 30, 2017, the Company entered into a subscription agreement to sell 40,000,000 shares of restricted common stock at a price $0.0005 share to an individual in exchange for proceeds of $20,000. The Company also agreed that the purchaser will be entitled to receive warrants to purchase 40,000,000 shares of the Company’s restricted common stock. The warrants are exercisable at a price of 0.004 per share for a period of one year from January 31, 2017.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At September 30, 2017 and December 31, 2016, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of September 30, 2017, and 2016, no shares of this preferred stock had been converted into shares of the Company’s common stock.

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

Warrants and Options

As of September 30, 2017 and December 31, 2016, the Company had a total of 171,333,333 and 126,631,818 respectively, warrants outstanding to purchase common stock with exercise prices ranging from $0.001 to $0.025 per share.

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
(34.00)%	(34.00)%
(3.96)%	(3.96)%
37.96%	37.96%
(37.96)%	(37.96)%
0.00	0.00

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2017, and December 31, 2016, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $13,100,000 and $12,300,000, respectively, which is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2017 and December 31, 2016. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception, management does not anticipate that there is any income tax liability for past years. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 7 - LEASE OBLIGATION

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement with base monthly rents of $1,252 from July 1, 2017 to June 30, 2018, $1,289 from July 1, 2018 to June 30, 2019, and $1,328 from July 1, 2019 to June 30, 2020. Under the terms of the lease there may be additional fees charged above the base monthly rental fee.

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

Convertible Notes Payable

The following table reflects the convertible notes payable at September 30, 2017:

Issue Date:	Maturity Date	Principal Balance at September 30, 2017	Interest Rate	Conversion Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	$70,000	6.00%	0.0080
November 12, 2010	November 12, 2011	$40,000	6.00%	0.0050
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	$50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	$5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	$9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	$10,000	6.00%	0.0125
October 04, 2013	April 4, 2014	$50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	$50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	$40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	$25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	$25,000	6.00%	0.0030
September 18, 2015	March 18, 2016	$25,000	6.00%	0.0020
April 04, 2016	October 4, 2016	$10,000	6.00%	0.0010
July 19, 2016	July 19, 2017	$4,000	6.00%	0.0015
August 24, 2016	February 24, 2017	$20,000	6.00%	0.0010
March 10, 2017	September 10, 2017	$10,000	6.00%	0.0010
March 14, 2017	September 14, 2017	$15,000	6.00%	0.0015
Balance		$470,300

Convertible notes payable - related parties, in default:
January 09, 2009	January 9, 2010	$10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	$6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	$50,000	8.00%	0.0040
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
July 26, 2013	January 26, 2014	$10,000	6.00%	0.0100
January 01, 2014	July 17, 2014	$31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	$7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	$17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	$21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	$9,000	6.00%	0.0030
January 12, 2016	July 12, 2016	$5,000	6.00%	0.0020
May 10, 2016	November 10, 2016	$5,000	6.00%	0.0005
May 10, 2016	November 10, 2016	$5,000	6.00%	0.0005
May 20, 2016	November 20, 2016	$5,000	6.00%	0.0005
July 12, 2016	January 12, 2017	$5,000	6.00%	0.0006
January 26, 2017	March 12, 2017	$5,000	6.00%	0.0005
February 24, 2017	August 24, 2017	$25,000	6.00%	0.0075
August 16, 2017	September 16, 2017	$3,000	6.00%	0.0008
Balance		$234,500

Balance, convertible notes payable		$704,800

Notes Payable

The following table reflects the notes payable at September 30, 2017:

Issue Date:	Maturity Date	Principal Balance	Interest Rate
Notes payable, in default:
April 27, 2011	April 27, 2012	$5,000	6.00%
June 23, 2011	August 23, 2011	$25,000	6.00%
August 10, 2017	August 31, 2017	$2,673	6.00%
Balance		$32,673

Notes payable - related parties, in default:
February 24, 2010	February 24, 2011	$7,500	6.00%
October 6, 2015	November 15, 2015	$10,000	6.00%
Balance		$17,500

Balance, notes payable		$50,173

New Convertible Notes Payable and Notes Payable

During the nine month period ended September 30, 2017 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share. At September 30, 2017, the loan was in default due to non-payment of principal and interest.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share. The related party lender received 33,333,333 warrants to purchase shares of the Company’s common stock at a price of $0.005.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 10, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.001 per share. The lender received 15,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.025.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 10, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.001 per share. The lender received 10,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.025.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0015 per share.

In August of 2017, the Company entered into a promissory note agreement in the amount of $2,500 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before August 16, 2017. The related party lender received 250,000 shares of the Company’s restricted common stock as a loan origination fee. The principal balance of the note of $2,500 plus $9 of accrued interest was repaid and the remaining balance of the note at September 30, 2017 was $0.

In August of 2017, the Company entered into a promissory note agreement in the amount of $2,673. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 31, 2017. The lender received 1,000,000 shares of the Company’s restricted common stock as a loan origination fee. The note is not secured.

In August of 2017, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both a related party and a member of the Company’s Board of Directors. . This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before September 16, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

Note Conversions

During the nine month period ended September 30, 2017 the following notes were converted into shares of the Company’s common stock:

A lender who had a convertible promissory note outstanding with a remaining principal balance of $24,402 elected to convert the principal balance of the note plus accrued interest and late fees of $2,242 into 36,205,587 shares of the Company’s common stock. The remaining principal balance of this note was $0 at September 30, 2017.

A lender who had a convertible promissory note outstanding with a remaining principal balance of $25,750 elected to convert the principal balance of the note plus accrued interest and late into 30,950,000 shares of the Company’s common stock. The remaining principal balance of this note was $0 at September 30, 2017.

A lender who had a convertible promissory note outstanding with a remaining principal balance of $15,000 elected to convert the principal balance of the note plus accrued interest of $1,328 into 15,000,000 shares of the Company’s common stock. The remaining principal balance of this note was $0 at September 30, 2017.

Shareholder Loans

At September 30, 2017 the Company had six loans outstanding to its CEO totaling $20,023, consisting of a loan in the amount of $11,983 with a 6% annual rate of interest, a loan in the amount of $1,500 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002, a loan in the amount of $2,600 at 1% rate of interest, a loan in the amount of $3,000 at 1% rate of interest, a loan in the amount of $500 at 1% rate of interest, and a loan in the amount of $400 at 1% rate of interest.

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

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  At September 30, 2017, the loan was in default due to non-payment of principal and interest.

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

In January of 2017, the Company amended an agreement with an individual who had previously joined the Company’s advisory council in 2016. Under the amended advisory council agreement, the Company agreed to pay the advisor an additional 2,000,000 shares of restricted common stock for efforts above and beyond the services agreed to in the original advisory council agreement, in particular advice and expertise pertaining to a certain technology that the Company desired to utilize in its exploration operations. The 2,000,000 shares were issued to the advisor during the nine month period ended September 30, 2017.

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

In July of 2017, the Company entered into a consulting agreement with an individual. Under the terms of the consulting agreement the individual agreed to provide services to the Company with regards to motivational speeches to shareholders, officers, and independent contractors. The term of the agreement is open ended and the Company agreed to issue the consultant 1,000,000 shares of its restricted common stock valued at approximately $1,600.

In July of 2017, the Company entered into a consulting agreement with an individual. Under the terms of the consulting agreement the individual agreed to provide web development services to the Company. The term of the agreement is for 45 days and the Company agreed to issue the consultant 2,000,000 shares of its restricted common stock valued at approximately $3,200.

In August of 2017, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the terms of the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 2,000,000 shares of the Company’s restricted common stock valued at approximately $3,800 upon execution of the agreement and an additional 2,000,000 shares of common stock 30 days after the execution of the agreement. Under the advisory council agreements, the Company has agreed to reimburse the advisor for preapproved expenses.

In August of 2017, the Company agreed to issue 500,000 shares of its restricted common stock valued at approximately $550 to an individual as compensation for damage done to the individual’s vessel by one of the Company’s vessels during a storm.

In September of 2017, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the terms of the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 1,000,000 shares of the Company’s restricted common stock valued at approximately $1,800. Per the terms of the agreement the shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year terms, then the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisor for preapproved expenses.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2017, the Company owed the related party limited liability company $1,345 for transfer agency services rendered and fees.

The Company has an agreement to pay an individual a minimum monthly fee of $1,500 per month for archeological consulting services.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. On September 14, 2017, the Clerk of Court entered default judgment for Seafarer, and on October 8, 2017, Seafarer filed a motion for court default and final judgment, which Order is currently pending before the Court. Seafarer expects final judgment with a short time frame as to such claim.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com .. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were questioned by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24 th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2017 the Company has had extensive dealings with related parties including the following:

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  At September 30, 2017 the loan was in default due to non-payment of principal and interest.

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

In July of 2017, the Company’s CEO provided a loan to the Company in the amount of $2,600. The loan pays interest at the rate of 1% per annum. The loan was due on or before October 12, 2017.

In July of 2017, the Company’s CEO provided a loan to the Company in the amount of $3,000. The loan pays interest at the rate of 1% per annum. The loan was due on or before July 13, 2017.

In August of 2017, the Company’s CEO provided a loan to the Company in the amount of $500. The loan pays interest at the rate of 1% per annum. The loan was due on or before August 25, 2017.

In August of 2017, the Company’s CEO provided a loan to the Company in the amount of $400. The loan pays interest at the rate of 1% per annum. The loan was due on or before August 25, 2017.

In August of 2017, the Company entered into a promissory note agreement in the amount of $2,500 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before August 16, 2017. The related party lender received 250,000 shares of the Company’s restricted common stock as a loan origination fee. The principal balance of the note of $2,500 plus $9 of accrued interest was repaid and the remaining balance of the note at September 30, 2017 was $0.

In August of 2017, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both a related to party and a member of the Company’s Board of Directors. . This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before September 16, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

The Company has a verbal agreement with a limited liability company that is controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to occasional assist as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2017, the Company owed the related party limited liability company $1,345 for transfer agency services rendered and fees.

At September 30, 2017 the following promissory notes and loans were outstanding to related parties:

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

A convertible note payable dated February 14, 2017 in the principal amount of $25,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before August 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share.  The note is currently in default due to non-payment of principal and interest.

A loan in the amount of $2,600 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before October 12, 2017. The loan is currently in default.

A loan in the amount of $3,000 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before July 13, 2017. The loan is currently in default.

A loan to the Company in the amount of $500 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before August 25, 2017. The loan is currently in default.

A loan to the Company in the amount of $400 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before August 25, 2017. The loan is currently in default.

A convertible note payable dated August 16, 2017 in the principal amount of $3,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before September 16, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share.  The note is currently in default due to non-payment of principal and interest.

NOTE 12 – SUBSEQUENT EVENTS

The Company sold 7,200,000 shares of restricted common stock for proceeds of $5,400, used for general working capital purposes.
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

In addition to the research, there is periodic ongoing education of personnel involved in operations with the Company. Furthermore, the Company has also hired three additional archaeologists on a consulting basis to further the Company’s depth in archaeology and to further insure all sensitive archaeological guidelines are met or exceeded.

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

There are very restrictive international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or be able to enter into agreements with government agencies in order to explore and recover historic shipwrecks.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes or to settle other loans and debt, may cause a significant decline in the market price of the Company’s securities.

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

The Company has evaluated various opportunities to enter into agreements or contracts to conduct exploration and recovery operations at known historic shipwreck locations or potential locations. The Company has previously spent some of its efforts exploring what it believes is a historic shipwreck site located off of Juno Beach, Florida. As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco Resources received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorized Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site after April 25, 2014. The potential renewal permit has not been issued as of the filing of this report and is currently on hold and cannot be issued until certain legal requirements including a federal admiralty claim have been finalized and an updated recovery application has been submitted. A motion for a federal admiralty claim has been granted and the U.S. Marshal’s office has been ordered by the federal judge to arrest the Juno site to Seafarer. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices on July 7, 2017 and such notice was given to the Federal Judge presiding in the case for a final order. The federal judge has also granted both motions filed by Seafarer to assign the site to Seafarer in perpetuity and have the Company act as custodian to all artifacts recovered from the site. As of the filing date of this report Seafarer has not received the final order regarding the federal admiralty claim.

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

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit was active for three years from the date of issuance and is currently in a renewal stage. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site and will likely continue to hamper operations in the future. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. A Permit for one of the additional areas was given to the Company on July 6th , 2016 and identified as Area 1. Area 1 has become the Company’s primary focus because of mag survey work and the amount of shipwreck material found there.

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

The Company continually monitors media rights for potential revenue opportunities. The Company has talked to multiple media entities to further understand the advantages offered. Management believes media can represent a potential future revenue opportunity for the Company, if the right circumstances arise.

Limited Operating History

The Company has not currently generated any revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

At September 30, 2017, the Company had a working capital deficit of $1,034,437. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2017.

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

Summary of Nine Months Ended September 30, 2017 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2017 was $822,878 as compared to a net loss of $1,192,443 during the nine month period ended September 30, 2016. The 31% decrease in the net loss for the nine month period ended September 30, 2017 was primarily attributable to significant decrease in interest expense. Interest expense for the nine month period ended September 30, 2017 was $239,708 versus $618,092 for the same period in 2016. Interest expense decreased in by approximately 61% in 2017 due to the impact of fair value measurement of various convertible notes. During the nine month period ended September 30, 2017, the Company incurred consulting related expenses of $307,279 versus $338,144 during the nine month period ended September 30, 2016, a decrease of approximately 9%. The approximate 9% decrease in consulting and contractor fees in 2017 was largely due to less stock based compensation paid for services. During the nine month period ended September 30, 2017 the Company incurred vessel related expenses of $63,947 versus $18,901 during the same period in 2016. During 2017 the Company’s main salvage vessel required extensive repairs and increased maintenance, while there were not any major maintenance issues or repairs to its main salvage vessel during the nine month period ended September 30, 2016. The general and administrative expenses for the period ended September 30, 2017 were $54,834 compared to $42,101 for the period ended September 30, 2016, an increase of approximately 30%. Surveying and site mapping expense was $15,660 during the nine month period ended September 30, 2017 as compared to $0 during the same period in 2016. In 2017 the Company paid a third party to provide proprietary information regarding locations of potential shipwreck material using a satellite based technology. During the nine month period ended September, 2017 the Company incurred professional fees related expenses of $52,654 versus $78,191 during the nine month period September 30, 2016, a decrease of approximately 32.7%. The decrease in professional fees was primarily due to the Company paying less in legal fees due to the settlement of a lawsuit in 2016. Travel and entertainment expenses for the nine month period ended September 30, 2017 were $29,962 versus $44,949 for the nine month period ended September 30, 2016, a decrease of approximately 33%. Rent expense was $30,708 in 2017 versus $26,577 in 2016, an approximate increase of 15.5% year-over-year. The increase in rent expense during 2017 was mostly due to the Company paying lot rental fees for independent contractors working in the Company’s diving operations in lieu of hotel rooms.

Summary of Three Months Ended September 30, 2017 Results of Operations

The Company’s net loss for the three month period ended September 30, 2017 was $262,042 as compared to a net loss of $685,265 during the three month period ended September 30, 2016, a decrease of approximately 624%.The decrease in the net loss for the three month period ended September 30, 2017 was primarily attributable to significant decrease in interest expense. Interest expense for the three month period ended September 30, 2017 was $50,023 versus $414,633 for the three month period ended September 30, 2016. The approximate 88% decrease in interest expense was due to the impact of the fair value measurement adjustments on several convertible promissory notes. During the three month period ended September 30, 2017, the Company incurred consulting and independent contractor related expenses of $120,322 versus $166,803 during the three month period ended September 30, 2016, a decrease of approximately 28%. The 28% decrease in consulting and independent contractor related expenses was 2017 was largely a result of a decrease in the amount of fewer shares of stock paid out to independent contractors and consultants in 2017. During the three month period ended September 30, 2017, the Company incurred professional fees of $30,450 as compared to $30,521 during the three month period ended September 30, 2016. During the three month period ended September 30, 2017, the Company incurred vessel related expenses of $19,558 versus $13,958 during the three month period ended September 30, 2016, an increase of approximately 40%. As the Company ramped up operations in 2017 its main salvage vessel required extensive repair and maintenance work. The Company had extensive repair and maintenance work completed on its main salvage vessel in 2017and additionally the vessel suffered damage in a storm that required additional previously unforeseen repairs. The Company did not incur significant expenses for repairs to the main salvage vessel during the three month period ended September 30, 2016, however the Company believes more extensive repairs and/or maintenance will be needed in the foreseeable future on both the main salvage vessel and other vessels that the Company intends to utilize in its exploration efforts. During the three month period ended September 30, 2017, the Company incurred travel and entertainment expenses of $11,963 versus $27,662 during the three month period ended September 30, 2016, a decrease of approximately 56.8%. The decrease in travel and entertainment expenses in 2017was generally due to the Company notpay for hotel lodging expenses on a regular basis for some of its independent contract divers and operations personnel as a result of renting an operations house where personnel are able to stay while performing services for the Company as well as paying for lot rental for some operations personnel in lieu of hotel rooms as well as efforts to keep overall costs down. During the three month period ended September 30, 2017, the Company’s general and administrative expenses were $8,383 as compared to $12,675 during the three month period ended September 30, 2016, a decrease of approximately 34%.

Liquidity and Capital Resources

At September 30, 2017, we had cash in the bank of $0. During the nine month period ended September 30, 2017 we incurred a net loss of $822,878. At September 30, 2017, we had $57,505 in current assets and $1,091,942 in current liabilities, leaving us a working capital deficit of $1,034,437.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended September 30, 2017. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2017 and 2016 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the nine month periods ended September 30, 2017 and 2016, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our financial results as of September 30, 2017 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $580,532 for the nine month period ended September 30, 2017 and $574,351 for the nine month period ended September 30, 2016. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended September 30, 2017 and 2016).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2017.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer/Principal Financial Officer does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of September 30, 2017 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2017.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. On September 14, 2017, the Clerk of Court entered default judgment for Seafarer, and on October 8, 2017, Seafarer filed a motion for court default and final judgment, which Order is currently pending before the Court. Seafarer expects final judgment with a short time frame as to such claim.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com .. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were questioned by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24 th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2017.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2017, the Company issued or agreed to issue 6,000,000 shares of its restricted common stock for business advisory services, etc. The Company also issued or agreed to issue 1,250,000 shares of its restricted common shares as loan origination fees, including 250,000 shares to a related party lender. The Company also issued 500,000 shares of its restricted common stock as compensation for damage done by its salvage vessel to another vessel during a storm. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2017, the Company entered into subscription agreements to sell 130,333,333 shares of its restricted common stock in exchange for proceeds of 114,900. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended September 30, 2017, the holder of a promissory notes with a remaining principal balance of $15,000 elected to convert all of the balance of the notes plus $1,328 of accrued interest into 15,000,000 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

SEAFARER EXPLORATION CORP.

Date: November 14, 2017	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2017	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 14, 2017	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director