Form 10-Q/A
period 2017-09-30
SEAFARER EXPLORATION CORP
filed 2017-11-21
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the Securities and Exchange Commission on November 14, 2017 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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