Form 10-K
period 2017-12-31
SEAFARER EXPLORATION CORP
filed 2018-04-02
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2017

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $3,885,758 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2018 the Registrant had 2,815,555,086 outstanding shares of its common stock, $0.0001 par value.

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

 PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Florida Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to develop the infrastructure to engage in archaeological research, archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks and to eventually monetize the recovery of the shipwrecks without selling the treasure. The business plan also includes in-depth archival research and translation of historical documents from archives and repositories from around the world. In addition to the research is ongoing education of all independent contractors involved in operations with the Company. College level courses in archaeology are periodically being taught by a Ph.D. to all independent contractors in an ongoing program to help educate the independent contractors in context, work methodology, documentation, and conservation. The Company is also actively developing, exploring and testing new technology to help more accurately understand current and future wreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed.

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

No Revenue and Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the necessary infrastructure and technology for the actual investigation of historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 2, 2018. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

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

The Company’s principal business plan is to develop the infrastructure and technology to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. Once artifacts have been properly conserved, they will be made available for scientific research and allowed to be displayed for the public.

The Company believes it may eventually be conducting archaeological research around the world and potentially supporting governmental or quasi-governmental organizations, universities and affiliated research groups and private research entities in the documentation of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to the country of origin, the State of Florida, university researchers, and other responsible academic parties upon reasonable request.

In addition to the research, there is ongoing education of personnel involved in operations with the Company. College level courses in archaeology are being periodically taught by a Ph.D. in a program to help educate the personnel in context, work methodology, documentation, and conservation. It is the Company’s intent to have the highest educated personnel possible and eventually have all divers certified. The Company has hired additional archaeologists in addition to their current archaeologists to further insure all sensitive archaeological guidelines are met or exceeded.

The Company in the past has constantly investigated various technologies and non-scientific equipment to help better explore or document our sites. To present date, nothing has been proven to work. The Company will continue to experiment with unproven technologies and will actively work with third parties or independent contractors to develop its own proprietary technology which will result in extra expense to the Company.

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process. The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, etc. The length of time it takes to obtain permits or enter into agreements may cause the Company to expend significant resources while gearing up to do work with little or no visibility as to the timing of receiving a permit. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult, expensive, and rare. If the Company is not able to locate artifacts or treasure with significant value, then there is high probability that the Company will face adverse consequences.

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

In addition to natural hazards there may be constant repair and maintenance issues with historic shipwreck exploration and recovery vessels, the Company’s primary exploration vessel is an older vessel that was originally used in other capacities and has been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of vessels, is time consuming and has been very expensive and there may be significant periods of vessel down time that results from needed repairs being made or a lack of current financing to make repairs to the vessel.

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

Even if the Company is able to obtain permits for shipwreck projects, there is a possibility that the shipwrecks may have already been salvaged, may not be located, or may not have had anything valuable on board at the time that they sank. It is the Company’s intent to find shipwrecks where available research suggests there were not any previous recovery efforts or past recovery efforts failed or were not completed. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will exceed the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

Moreover, there is the possibility that should the Company be successful in locating and recovering artifacts that have significant archeological and/or monetary value, that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site, there is a risk of theft of such items at sea, both before or after the recovery or while the artifacts are in transit to a safe destination, as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work. The Company does have plans for security at sea, however it may never implement such plans.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market prices of the Company’s securities. Also, because the Company primarily finances the operations with the sale of securities, an increase to the authorized shares may need to be done from time to time.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2017 and 2016 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended December 31, 2017 and 2016, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2017, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $999,847 for the year ended December 31, 2017 and $1,351,836 for the year ended December 31, 2016. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

There are also strict environmental regulations associated with the exploration and recovery of historical shipwrecks. In order to explore and salvage shipwrecks that are located in state controlled waters, the Company must obtain permission from both federal authorities and state environmental agencies in order to conduct operations. There is always the possibility that the Company could be denied access to a historic shipwreck site based on federal or state environmental concerns

Litigation

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

Juno Beach Shipwreck Site

The Company has previously performed exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes it is possible the Juno Beach shipwreck site may potentially contain remnants of a sunken 1500s ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. To date the Company has not located the main body of a shipwreck at the Juno Beach site, only a lot of shipwreck material and remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship. The Company has determined that a large part of the magnetometer survey that was previously provided to the Company and to the State of Florida by a previous partner has an area that was intentionally deleted from the survey. The Company will complete a magnetometer survey of the entire deleted area when certain conditions are met.

The Company had previously obtained a recovery permit for the Juno Beach site from the State of Florida. The recovery permit expired in April of 2014. On March 4, 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices on July 7, 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site. The Company is in the process of renewing the recovery permit, as of the filing of this report the permit has not been issued.

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

It is also a remote possibility that a ship began to break up on the site but the body of the ship actually sank in another area that is outside of the designated Juno Beach site and all that was left on the Juno Beach site were scattered remnants of the original ship that have little or no archeological or actual value. There is a possibility that there are no artifacts of significant value located on the Juno Beach shipwreck site.

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

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit was active for three years from the date of issuance. Seafarer has filed for the renewal of the 1A-31 Exploration Permit with a Dig and Identify Modification on Area 2 and is currently waiting on the State of Florida. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. The Permit (1A-31 Exploration Permit with a Dig and Identify Modification) for one of the additional areas was given to the Company on July 6, 2016 and identified as Area 1.

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

Florida Division of Historical Resources Agreements/Permits

As previously noted on its form 8-K filed on May 9, 2011, the Company and Tulco received a 1A-31 Recovery Permit from the Florida Division of Historical Resources. The Recovery Permit was active through April 25, 2014. The Permit authorizes Seafarer to dig and recover artifacts from the designated site at Juno Beach, Florida. It will be necessary for the Company to obtain a renewal to the Recovery Permit for the Juno Beach shipwreck site in order to continue to perform exploration and recovery work at the site. Currently the permit with the FBAR may eventually be renewed in the name of Seafarer Exploration Corp. under a judge’s order, however the Company is currently pursuing other projects and this project is not the primary focus of the Company’s efforts at this time. The renewal of the 1A-31 Recovery permit has not been issued as of the filing of this report. Seafarer is actively pursuing the permit and has already obtained the Federal Admiralty Claim.

On July 6, 2016 the Company’s partnership with Marine Archeological Partners, LLC, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified off of Cape Canaveral, Florida as Area 1. The Permit is active for three years from the date of issuance. Seafarer is currently in the renewal phase with the FBAR for Area 2.

Federal Admiralty Judgement

As previously noted on its form 8-K filed on November 22, 2017, Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 20, 2017 through June 30, 2020 with base monthly rents of $1,252 from July 1, 2017 to June 30, 2018, $1,289 from July 1, 2018 to June 30, 2019, and $1,328 from July 1, 2019 to June 30, 2020. Under the terms of the lease there may be additional fees charged above the base monthly rental fee.

As of December 31, 2017, future minimum rental payments required under this non-cancelable operating lease total $15,246 for the year ending December 31, 2018, $15,703 for the year ending December 31, 2019, and $7,967 for the year ending December 31, 2020.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. On November 14, 2017, Judge Kenneth Marra of the United States District Court awarded Seafarer all rights as the sole owner of the sunken vessel and any items on such site.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on

October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2018.

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

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0042 and $0.0008 for the year ended December 31, 2017, and $0.0045 and $0.0006 for the year ended December 31, 2016. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low bid prices for our common stock during each quarter for 2016 and 201is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2016	0.0034	0.0012
June 30, 2016	0.0039	0.0006
September 30, 2016	0.0045	0.0010
December 31, 2016	0.0024	0.0024
March 31, 2017	0.0042	0.0009
June 30, 2017	0.0038	0.0014
September 30, 2017	0.0022	0.0010
December 31, 2017	0.0020	0.0008

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

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at March 14, 2018 was 1,824 shareholders of record holding 1,235,164,760 restricted shares in certificated securities and 1,580,390,326 non-restricted shares.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 205, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2017 and 2016. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales of Unregistered Securities

During the three month period ended December 31, 2017, the Company agreed to issue 12,500,000 of its restricted shares of its common stock for various consulting and business advisory services. During the year ended December 31, 2017, the Company issued 90,500,008 of its restricted shares of its common stock to various consultants. These shares were issued for business advisory, board of directors, executive, operations, corporate advisory, legal, financial, corporate communications, and administrative consulting services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and such securities were issued for services rendered to sophisticated and/or accredited investors.

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017. On various dates during the year ended December 31, 2017, the Company entered into subscription agreements to sell 371,588,889 shares of its restricted common stock and receive proceeds of $393,540. The proceeds were used for general corporate purposes, working capital and the repayment of debt. The Company issued 500,000 shares of its restricted common stock to an individual as compensation for damage done by the Company’s vessel to the individual’s boat during a storm.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2017 the Company issued 38,950,000 shares of its restricted common stock for financing and loan origination fees. During the year ended December 31, 2017 the holders of various convertible promissory notes with an aggregate face value of $65,132 elected to convert the principal balance of their notes plus accrued interest into 83,483,587 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2017 and 2016, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future. During the year ended December 31, 2016, 32,300,000 shares were returned to the treasury of the Corporation and subsequently cancelled pursuant to a legal settlement.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure and technology to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. Once artifacts have been properly conserved, they may be made available for scientific research and allowed to be displayed for the public.

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

In addition to the research, there is periodic ongoing education of personnel involved in operations with the Company. Furthermore, the Company has also hired additional archaeologists on a consulting basis to further the Company’s depth in archaeology and to further insure all sensitive archaeological guidelines are met or exceeded.

The Company in the past has constantly investigated various technologies and non-scientific equipment to help better explore or document our sites. To present date, nothing has been proven to work. The Company will continue to experiment with unproven technologies and will actively work with third parties or independent contractors to develop its own proprietary technology.

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

In addition to natural hazards there are constant repair and maintenance issues with historic shipwreck exploration and recovery vessels, the Company’s primary exploration vessel is an older vessel that was originally used in other capacities and has been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of vessels, is time consuming and has been very expensive and there may be significant periods of vessel down time, and already has been, that results from needed repairs being made or a lack of current financing to make repairs to the vessel.

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

●
Although the Company has not generated revenues to date, our business goals continue to evolve. Relationships are being developed with foreign dignitaries and scientists around the world, as well as with for profit companies and a local university.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies.

●
The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company may develop its own proprietary technology or work with 3rd parties to develop technology to aid in its exploration and recovery operations, which will require additional time and money.

The Company has previously performed exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company believes it is possible the Juno Beach shipwreck site may potentially contain remnants of a sunken 1500s ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. To date the Company has not located the main body of a shipwreck at the Juno Beach site, only a lot of shipwreck material and remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship. The Company has determined that a large part of the magnetometer survey that was previously provided to the Company and to the State of Florida by a previous partner has an area that was intentionally deleted from the survey. The Company will complete a magnetometer survey of the entire deleted area when certain conditions are met.

The Company had previously obtained a recovery permit for the Juno Beach site from the State of Florida. The recovery permit expired in April of 2014. On March 4, 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices on July 7, 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site. The Company is in the process of renewing the recovery permit, as of the filing of this report the permit has not been issued.

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

At December 31, 2017, the Company had a working capital deficit of $1,126,431. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 2, 2018.

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

Summary of the Year Ended December 31, 2017 Results of Operations

The Company’s net loss for the year ended December 31, 2017 was $999,847 as compared to a net loss of $1,351,836 for the year ended December 31, 2016, a decrease of approximately 26% year-over-year. The 26% decrease in the net loss for the year ended December 31, 2017 was primarily attributable to a significant decrease in interest expense. Interest expense for the year ended December 31, 2017 was $264,025 versus $676,900 for the same period in 2016. Interest expense decreased by approximately 61% in 2017 due to the impact of fair value measurement of various convertible notes. The Company incurred consulting and contractor expenses of $404,072 during the year ended December 31, 2017 versus $397,468 for the year ended December 31, 2016, a year-over-year increase of approximately 2%. For the year ended December 31, 2017, the Company incurred professional fees of $64,552 as compared to $85,452 for theyear ended December 31, 2016, a 24% decrease in 2017. The decrease in professional fees in 2017 was primarily due to the Company paying less in legal fees due to the settlement of a lawsuit in 2016. The Company incurred vessel related expenses of $70,784 during the year ended December 31, 2017 versus $22,424 during the year ended December 31, 2016, an increase of approximately 216%. During 2017 the Company’s main salvage vessel required extensive repairs and increased maintenance, while there were not any major maintenance issues or repairs to its main salvage vessel in 2016. The Company has tried to keep repair costs lower for its main salvage vessel by being more proactive with vessel maintenance, however due to the advancing age of the vessel the Company anticipates that it will continue to require repairs and in some instances, major unforeseen repairs. Travel and entertainment expenses decreased approximately 19%, from $49,152 for the period ended December 31, 2016 to $40,002 for the year ended December 31, 2017. The decrease in travel and entertainment expenses was generally due to the Company not having to pay for hotel lodging expenses on a regular basis for several of its independent contractor divers and operations personnel as a result of renting an operations house where certain operations personnel are able to stay while performing services for the Company. During the year ended December 31, 2017, the Company general and administrative expenses were $62,960 as compared to $50,450 during the year ended December 31, 2016, an increase of approximately 25%. Rent expense was $41,170 for the year ended December 31, 2017 versus $36,006 for the same period in 2016, an increase of 14%. The increase in rent expense during 2017 was mostly due to the Company paying lot rental fees for independent contractors working in the Company’s diving operations in lieu of hotel rooms. Surveying and site mapping expense was $15,660 during the year ended December 31, 2017 as compared to $0 during the same period in 2016. In 2017 the Company paid a third party to provide proprietary information regarding locations of potential shipwreck material utilizing a satellite based technology.

Liquidity and Capital Resources

At December 31, 2017, the Company had $62,609 cash in the bank.   During the year ended December 31, 2017 and the year ended December 31, 2016, the Company incurred net losses of $999,847 and $1,351,836, respectively. At December 31, 2016, Seafarer had $95,586 in current assets and $1,222,017 in current liabilities, leaving the Company a working capital deficit of $1,126,431.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2017. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2017 and 2016 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended December 31, 2017 and 2016, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2017, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $733,184 for the year ended December 31, 2017 and $674,936 for the year ended December 31, 2016. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s financial statements for the years ended December 31, 2017 and 2016 contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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
DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seafarer Exploration Corp.
Tampa, Florida

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Seafarer Exploration Corp. (the “Company”) at December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred net losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP
We have served as the Company’s auditor since 2016. Fort Lauderdale, Florida April 2, 2018

SEAFARER EXPLORATION CORP.
BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
Assets

Current assets:
Cash	$62,609	$24,549
Prepaid expenses	32,227	20,606
Deposits	750	750
Total current assets	95,586	45,905

Property and equipment, net	20,308	54,292

Total assets	$115,894	$100,197

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$279,288	$332,106
Convertible notes payable, net of discounts of $35,844 and $22,423	144,156	27,327
Convertible notes payable, related parties, net of discounts of $-0- and $156	-	2,244
Convertible notes payable, in default	470,300	444,952
Convertible notes payable, in default - related parties	234,500	196,500
Shareholder loan	20,023	22,270
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	43,750	17,500
Total current liabilities	1,222,017	1,072,899

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2017 and 2016	-	-
Series B - 60 shares issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.0001 par value - 2,900,000,000 shares authorized; 2,784,317,155 and
2,194,976,061shares issued and outstanding at December 31, 2017 and 2016	278,432	219,498
Additional paid-in capital	12,293,080	11,485,588
Accumulated deficit	(13,677,635)	(12,677,788)
Total stockholders' deficit	(1,106,123)	(972,702)
Total liabilities and stockholders' deficit	$115,894	$100,197

  See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	404,072	397,468
Professional fees	64,552	85,452
General and administrative expense	62,960	50,450
Depreciation expense	33,984	33,984
Rent expense	41,170	36,006
Surveying and site mapping	15,660	-
Vessel expense	70,784	22,424
Travel expense	40,002	49,152
Total operating expenses	733,184	674,936

Loss from operations	(733,184)	(674,936)

Other expense:
Loss on debt extinguishment	(2,638)	-
Interest expense, net	(264,025)	(676,900)
Total other expense	(266,663)	(676,900)

Net loss before income taxes	$(999,847)	$(1,351,836)

Income taxes	-	-

Net loss	$(999,847)	$(1,351,836)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	2,551,178,960	1,748,983,063

  See accompanying notes to the financial statements.

SEAFARER EXPLPLORATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

							Additional
	Series A Preferred Stock		Series B Preferred Stock		Common		Paid-in	Accumulated
	Shares	Value	Shares	Value	Shares	Stock value	Capital	Deficit	Total
Balance December 31, 2015	7	$-	60	$-	1,332,102,348	$133,210	$10,040,526	$(11,325,952)	$(1,152,216)

Stock issued for cash	-	-	-	-	276,267,533	27,627	207,593	-	235,220

Stock issued for services	-	-	-	-	170,824,798	17,083	194,601	-	211,684

Stock issued for loan fees	-	-	-	-	7,633,333	763	10,094	-	10,857

Stock issued upon conversion of notes payable and accrued interest	-	-	-	-	382,348,049	38,235	829,970	-	868,205

Additional shares issued under repricing agreements	-	-	-	-	16,100,000	1,610	(1,610)	-	-

To record the BCF and warrants associated with the issuance of new notes	-	-	-	-	-	-	80,600	-	80,600

Additional financing fees related to Westfield & Greentree	-	-	-	-	-	-	73,484	-	73,484

Stock issued for purchase of equipment	-	-	-	-	25,000,000	2,500	22,500	-	25,000

Stock issued for settlement of notes payable	-	-	-	-	17,000,000	1,700	24,600	-	26,300

Common stock returned and cancelled in settlement of lawsuit	-	-	-	-	(32,300,000)	(3,230)	3,230		-

Net loss	-	-	-	-	-	-	-	(1,351,836)	(1,351,836)

Balance December 31, 2016	7	-	60	-	2,194,976,061	219,498	11,485,588	(12,677,788)	(972,702)

Common stock issued for cash	-	-	-	-	371,588,889	37,159	356,381	-	393,540

Stock issued to convert notes payable and accrued interest	-	-	-	-	73,802,197	7,380	159,091	-	166,471

Warrants issued for loan fees	-	-	-	-	-	-	32,641	-	32,641

Beneficial conversion rights in notes payable	-	-	-	-	-	-	34,984	-	34,984

Stock issued for services	-	-	-	-	143,950,008	14,395	224,395	-	238,790

Net loss	-	-	-	-	-	-	-	(999,847)	(999,847)

Balance December 31, 2017	7	$-	60	$-	2,784,317,155	$278,432	$12,293,080	$(13,677,635)	$(1,106,123)

 See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Operating activities
Net loss	$(999,847)	$(1,351,836)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	33,984	33,984
Amortization of debt discount	5,812	80,600
Loss (gain) on change in fair value of derivative	-	476,154
Common stock issued for services	191,950	211,684
Common stock issued for financing fees	2,900	84,341

Decrease (increase) in:
Prepaid expenses	87,569	7,951
Deposits	-	(434)
Increase in:
Accounts payable and accrued expenses	40,062	87,428
Net cash used in operating activities	(637,570)	(370,128)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	393,540	235,220
Proceeds from the issuance of convertible notes payable	265,000	131,700
Proceeds from the issuance of convertible notes payable, related
parties	28,000	23,400
Payment on convertible notes payable	(45,000)	-
Proceeds from loans from stockholders	43,090	7,260
Payments on loans from stockholders	(9,000)	(8,500)
Net cash provided by financing activities	675,630	389,580

Net increase (decrease) in cash	38,060	19,452

Cash - beginning of year	24,549	5,097
Cash - end of year	$62,609	$24,559

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Common stock issued for equipment	$-	$25,000
Convertible debt converted and accrued interest to common
stock	$68,722	$868,000

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 2, 2018. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2017 and 2016.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates, as the inclusion of outstanding common stock equivalents would have been anti-dilutive, as of December 31, 2017 and 2016.

Components of loss per share for the respective years are as follows:
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Net loss attributable to common shareholders	$(999,847)	$(1,351,836)

Weighted average shares outstanding:
Basic and diluted	2,551,178,960	1,774,115,117

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at December 31 2017 and 2016, respectively:
	2017	2016
Diving vessel	$326,005	$326,005
Generator	7,420	7,420
Magnetometer	25,000	25,000
Less accumulated depreciation	(338,117)	(304,133)
	$20,308	$54,292

Depreciation expense was $33,984 for each of the years ended December 31, 2017 and 2016.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. ASC 360-10 provides guidance on accounting for property, plant, and equipment, and the related accumulated depreciation on those assets. ASC 360-10 also includes guidance on the impairment or disposal of long-lived assets. ASC 360-10 notes that long-lived tangible assets include land and land improvements, buildings, machinery and equipment, and furniture and fixtures. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company has determined there has been no impairment in the carrying value of its long-lived assets at December 31, 2017 and 2016, respectively.

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

Revenue Recognition

The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended December 31, 2017 and 2016, the Company did not report any revenues.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 provides comprehensive guidance on derivative and hedging transactions. It sets forth the definition of a derivative instrument and specifies how to account for such instruments, including derivatives embedded in hybrid instruments. In addition, ASC 815 establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure. Hedge accounting provides an alternative, special way of accounting for such relationships. ASC 815 also provides guidance on how reporting entities determine whether an instrument is (1) indexed to the reporting entity’s own stock and (2) considered to be settled in the reporting entity’s own stock. Such a determination will dictate whether an instrument should be accounted for as debt or equity and the appropriate accounting for the instrument. Finally, ASC 815 addresses the accounting for non-exchange-traded weather derivatives. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2017, all of the Company’s convertible notes payable were classified as conventional instruments.

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

NOTE 4 – CAPITAL STOCK

At December 31, 2017 the Company’s total authorized capital stock consists of 2,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At December 31, 2017 and 2016, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

At December 31, 2017 the Company had warrants to purchase a total of 145,333,333 shares of its restricted common stock outstanding:

Term	Amount	Exercise Price

11/20/12 to 11/20/22	4,000,000	$0.0050
09/18/15 to 09/18/20	4,000,000	$0.0030
04/04/16 to 04/04/18	10,000,000	$0.0020
07/12/16 to 01/12/18	4,000,000	$0.0020
08/31/16 to 08/31/18	25,000,000	$0.0010
01/31/17 to 01/31/18	40,000,000	$0.0040
02/14/17 to 08/14/18	33,333,333	$0.0050
09/10/17 to 09/10/19	15,000,000	$0.0250
09/10/17 to 09/10/19	10,000,000	$0.0250
	145,333,333

Warrants Issued During the Year Ended December 31, 2016

During the year ended December 31, 2016 the Company issued a total of 97,681,818 warrants to purchase shares of restricted common stock at prices ranging from $0.002 to $0.005, 44,681,818 warrants were issued under equity subscription agreements and 54,000,000 under convertible promissory notes. The warrants issued under convertible promissory note agreements were valued using the Black-Scholes model with the following asumptions...

Year ended December 31,
2016
Expected life in years	1 to 6 years
Stock price Volatility	229.73%
Risk free interest rates	.69% to .80%
Expected dividends	-
Forfeiture rate	-

Warrants Issued During the Year Ended December 31, 2017

During the year ended December 31, 2016 the Company issued a total of 98,333,333 warrants to purchase shares of restricted common stock at prices ranging from $0.004 to $0.025, 40,00,000 warrants were issued under equity subscription agreements and 58,333,333 under convertible promissory notes. The warrants issued under convertible promissory note agreements were valued using the Black-Scholes model with the following assumptions…

Year ended December 31,
2017
Expected life in years	1 to 5 years
Stock price Volatility	205.80%
Risk free interest rates	1.36%
Expected dividends	-
Forfeiture rate	-

The following table summarizes common stock warrants activity:

		Weighted average
	Warrants	Exercise Price
December 31, 2015	49,412,500	0.006
Granted	98,618,818	0.002
Exercised	-
Forfeited	(21,399,500)	0.006
Outstanding, December 31, 2016	126,631,818
Granted	98,333,333	0.01
Exercised	-
Forfeited	(79,631,818)	0.003
Outstanding, December 31, 2017	145,333,333

NOTE 5 - INCOME TAXES

At December 31, 2017 and 2016, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income. The amounts available were approximately $13,300,000 and $12,300,000 for Federal purposes. The Federal carry forwards begin to expire in 2033. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2017 and 2016, the Company did not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2017 and 2016, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2011 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently in the process of filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Income tax at federal statutory rate	(34.00%)	(34.00%)
State tax, net of federal effect	(3.96%)	(3.96%)
	37.96%	37.96%
Valuation allowance	(37.96)	(37.96%)
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2017 and 2016, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $13,300,000 and $12,300,000, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2017 and 2016.

NOTE 6 – LEASE OBLIGATION

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 20, 2017 through June 30, 2020 with base monthly rents of $1,252 from July 1, 2017 to June 30, 2018, $1,289 from July 1, 2018 to June 30, 2019, and $1,328 from July 1, 2019 to June 30, 2020. Under the terms of the lease there may be additional fees charged above the base monthly rental fee.

As of December 31, 2017, future minimum rental payments required under this non-cancelable operating lease total $15,246 for the year ending December 31, 2018, $15,703 for the year ending December 31, 2019, and $7,967 for the year ending December 31, 2020.

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

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2017 and 2016,

Issue Date:	Maturity Date	2017	2016	Interest Rate
Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	$4,300	10.00%
April 7, 2010	November 7, 2010	70,000	70,000	6.00%
November 12, 2010	November 12, 2011	40,000	40,000	6.00%
October 31, 2012	April 30, 2013	8,000	8,000	6.00%
November 20, 2012	May 20, 2013	50,000	50,000	6.00%
January 19, 2013	July 30, 2013	5,000	5,000	6.00%
February 11, 2013	August 11, 2013	9,000	9,000	6.00%
September 25, 2013	March 25, 2014	10,000	10,000	6.00%
October 04, 2013	April 4, 2014	50,000	50,000	6.00%
October 30, 2013	October 30, 2014	50,000	50,000	6.00%
May 15, 2014	November 15, 2014	40,000	40,000	6.00%
October 13, 2014	April 13, 2015	25,000	25,000	6.00%
April 4, 2015	April 20, 2016	--	23,652	6.00%
June 29, 2015	December 29, 2015	25,000	25,000	6.00%
September 18, 2015	March 18, 2016	25,000	25,000	6.00%
April 04, 2016	October 4, 2016	10,000	10,000	6.00%
July 19, 2016	July 19, 2017	4,000	--	6.00%
August 24, 2016	February 24, 2017	20,000	--	6.00%
March 10, 2017	September 10, 2017	10,000	--	6.00%
March 14, 2017	September 14, 2017	15,000	--	6.00%
Balance		$470,300	$444,952

Convertible notes payable - related parties, in default:
January 09, 2009	January 9, 2010	$10,000	$10,000	10.00%
January 25, 2010	January 25, 2011	6,000	6,000	6.00%
January 18, 2012	July 18, 2012	50,000	50,000	8.00%
January 19, 2013	July 30, 2013	15,000	15,000	6.00%
July 26, 2013	January 26, 2014	10,000	10,000	6.00%
January 01, 2014	July 17, 2014	31,500	31,500	6.00%
May 27, 2014	November 27, 2014	7,000	7,000	6.00%
July 21, 2014	January 25, 2015	17,000	17,000	6.00%
October 16, 2014	April 16, 2015	21,000	21,000	6.00%
July 14, 2015	January 14, 2016	9,000	9,000	6.00%
January 12, 2016	July 12, 2016	5,000	5,000	6.00%
May 10, 2016	November 10, 2016	5,000	5,000	6.00%
May 10, 2016	November 10, 2016	5,000	5,000	6.00%
May 20, 2016	November 20, 2016	5,000	5,000	6.00%
July 12, 2016	January 12, 2017	5,000	--	6.00%
January 26, 2017	March 12, 2017	5,000	--	6.00%
February 24, 2017	August 24, 2017	25,000	--	6.00%
August 16, 2017	September 16, 2017	3,000	--	6.00%
Balance		$234,500	$196,500

Balance, convertible notes payable		$704,800	$641,452

Notes Payable

The following table reflects the notes payable as of December 31, 2017 and 2016 :

Issue Date:	Maturity Date	2017	2016	Interest Rate
Convertible notes payable:
November 29, 2017	November 29, 2019	$105,000	$-	2.06%
December 14, 2017	December 14, 2018	75,000	-	6.00%
Unamortized discount		(35,844)	-
Balance		$144,156	$-

Notes payable, in default:
April 27, 2011	April 27, 2012	$5,000	$5,000	6.00%
June 23, 2011	August 23, 2011	25,000	25,000	6.00%
Balance		$30,000	$30,000

Notes payable - related parties, in default:
February 24, 2010	February 24, 2011	$7,500	$7,500	6.00%
October 6, 2015	November 15, 2015	10,000	10,000	6.00%
November 2, 2017	December 2, 2017	26,250	-	6.00%
Balance		$43,750	$17,500

Issue Date	Maturity Date	December 31, 2016	Interest Rate
Convertible notes payable:
July 19, 2016	July 19, 2017	$4,000	6.00%
August 24, 2016	February 24, 2017	20,000	6.00%

August 31, 2016	August 31, 2017	25,750	6.00%

Unamortized discount		(22,423)
Balance		$27,327
Convertible notes payable – related parties
July 12, 2016	January 12,2017	$2,400	6.00%
Unamortized discount		(156)
		$2,244

Notes Payable and Convertible Notes Payable

Between January 1, 2017 and December 31, 2017, the Company issued notes payable and convertible notes payable totaling $331,923. The notes include interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The notes and accrued interest are convertible into common stock at fixed conversion prices. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

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

The following tables reflect the aggregate allocation as of December 31:

	2017	2016
Face value of convertible notes payable	$180,000	$49,750

Beneficial conversion feature	(35,844)	(22,423)

Carrying value	$144,156	$27,327

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the twelve months ended December 31, 2017 and 2016, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $80,600 and $80,600, respectively.

At December 31, 2017 and 2016, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $220,732 and $154,790, respectively, and included in accounts payable and accrued expenses on the accompanying balance sheets.

New Convertible Notes Payable and Notes Payable

During the year ended December 31, 2017 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share. At December 31, 2017, the loan was in default due to non-payment of principal and interest. The Company recorded a debt discount of $5,000.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 14, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share. The related party lender received 33,333,333 warrants to purchase shares of the Company’s common stock at a price of $0.005. The Company recorded a debt discount of $25,000.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 10, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.001 per share. The lender received 15,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.025. The Company recorded a debt discount of $15,000.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 10, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.001 per share. The lender received 10,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.025. The Company recorded a debt discount of $10,000.

In March of 2017, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a corporation. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 14, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0015 per share. The Company recorded a debt discount of $15,000.

In August of 2017, the Company entered into a promissory note agreement in the amount of $2,500 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before August 16, 2017. The related party lender received 250,000 shares of the Company’s restricted common stock as a loan origination fee. The principal balance of the note of $2,500 plus $9 of accrued interest was repaid and the remaining balance of the note at December 31, 2017 was $0. The Company recorded a debt discount of $300.

In August of 2017, the Company entered into a promissory note agreement in the amount of $2,673. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 31, 2017. The lender received 1,000,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured. The Company recorded a debt discount of $1,400.

In August of 2017, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both a related party and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before September 16, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

In October of 2017, the Company entered into a promissory note agreement in the amount of $25,000. This loan is non-interest bearing and the principal was due on or before November 3, 2017. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee and a $1,250 financing fee. The principal balance of the note plus accrued interest was repaid prior to December 31, 2017. The Company recorded a debt discount of $4,000.

In October of 2017, the Company entered into a promissory note agreement in the amount of $2,500 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before October 23, 2017. The related party lender received 200,000 shares of the Company’s restricted common stock as a loan origination fee. The principal balance of the note of $2,500 plus $23 of accrued interest was repaid and the remaining balance of the note at December 3`, 2017 was $0. The Company recorded a debt discount of $240.

In October of 2017, the Company entered into a promissory note agreement in the amount of $20,000. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before November 3, 2017. The lender received a loan origination fee of $1,000. The principal balance of the note plus accrued interest was repaid prior to December 31, 2017.

In November of 2017, the Company entered into a promissory note agreement in the amount of $26,250 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before December 2, 2017. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. At December 31, 2017 the loan was in default due to non-payment of principal and interest. The Company recorded a debt discount of $2,200.

In November of 2017, the Company entered into a participating promissory note agreement in the amount of $105,000 with a limited liability company. This loan pays interest at a rate of 2.06% per annum and the principal and accrued interest are due on or before November 29, 2019. The lender received 25,000,000 shares of the Company’s restricted common stock as a loan origination fee. The lender is also entitled to receive a total of $840,000 worth of treasure or artifacts located by Seafarer at any of Seafarer’s shipwreck sites after the State of Florida and/or other permitting agencies have received their share and after any other parties who have previously entered into any agreement to receive treasure or artifacts prior to the execution of the promissory note. The Company recorded a debt discount of $32,500.

In December of 2017, the Company entered into a promissory note agreement in the amount of $75,000. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before December 14, 2018. The lender received 5,000,000 shares of the Company’s restricted common stock as a loan origination fee. The lender is also entitled to receive a total of $450,000 worth of treasure located by Seafarer at any of Seafarer’s shipwreck sites after the State of Florida and/or other permitting agencies have received their share and after any other parties who have previously entered into any agreement to receive treasure or artifacts prior to the execution of the promissory note. The Company recorded a debt discount of $5,000.

Note Conversions

During the year ended December 31, 2017 the following notes were converted into shares of the Company’s common stock:

A lender who had a convertible promissory note outstanding with a remaining principal balance of $24,402 elected to convert the principal balance of the note plus accrued interest and late fees of $2,242 into 36,205,587 shares of the Company’s common stock. The remaining principal balance of this note was $0 at December 31, 2017.

A lender who had a convertible promissory note outstanding with a remaining principal balance of $25,750 elected to convert the principal balance of the note plus accrued interest and late into 30,950,000 shares of the Company’s common stock. The remaining principal balance of this note was $0 at December 31, 2017.

A lender who had a convertible promissory note outstanding with a remaining principal balance of $15,000 elected to convert the principal balance of the note plus accrued interest of $1,328 into 15,000,000 shares of the Company’s common stock. The remaining principal balance of this note was $0 December 31, 2017.

Shareholder Loans

At December 31, 2017 the Company had six loans outstanding to its CEO totaling $20,023, consisting of a loan in the amount of $11,983 with a 6% annual rate of interest, a loan in the amount of $1,500 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002, a loan in the amount of $2,600 at 1% rate of interest, a loan in the amount of $3,000 at 1% rate of interest, a loan in the amount of $500 at 1% rate of interest, and a loan in the amount of $400 at 1% rate of interest.

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

Federal Admiralty Judgement

As previously noted on its form 8-K filed on November 22, 2017, Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site.

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

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company agreed to pay the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  At December 31, 2017, the loan was in default due to non-payment of principal and interest.

In January of 2017, the Company entered into a stock subscription agreement to sell 40,000,000 shares of restricted common stock at a price $0.0005 share to an individual in exchange for proceeds of $20,000. The Company also agreed that the purchaser will be entitled to receive warrants to purchase 40,000,000 shares of the Company’s restricted common stock. The warrants are exercisable at a price of 0.004 per share for a period of one year from January 31, 2017.

In January of 2017, the Company amended an agreement with an individual who had previously joined the Company’s advisory council in 2016. Under the amended advisory council agreement, the Company agreed to pay the advisor an additional 2,000,000 shares of restricted common stock for efforts above and beyond the services agreed to in the original advisory council agreement, in particular advice and expertise pertaining to a certain technology that the Company desired to utilize in its exploration operations. The 2,000,000 shares were issued to the advisor during the year ended December 31, 2017.

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

In February of 2017, the Company entered into an agreement with a corporation under which the corporation agreed to provide consulting services utilizing a technology to assist the Company with shipwreck site and artifact location and identification. The consultant agreed to utilize the technology system at a designated shipwreck site to ascertain and/or verify the presence of valuable artifacts in a specific area. The Company agreed to pay the consultant 5% royalty with a cap of $1,500,000 for anything of value located at the site. The Company also agreed to pay the consultant a 20% royalty from the recovery of materials located and verified by the technology in the areas surrounding the designated site. The Company also paid the consultant of $30,000 for the utilization of the technology to provide the Company with specific data under a trial survey as to the approximate location of various items of value.

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

In May of 2017 the Company agreed to issue one of its legal advisors 7,500,000 shares of restricted common stock for the performance of legal and consulting services.

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

In October of 2017, the Company entered into a consulting agreement with a consultant for business advisory services with regards corporate communications. The Company issued 1,000,000 shares of its restricted common stock to the consultant for the services. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals works-made-for-hire under U.S. copyright law and such works shall be the property of the Company.

In October of 2017, the Company entered into a consulting agreement with a consultant to advise the Company regarding certain technologies. The Company issued 1,000,000 shares of its restricted common stock to the consultant for the services. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals works-made-for-hire under U.S. copyright law and such works shall be the property of the Company.

In October of 2017, the Company entered into a consulting agreement with a consultant for to provide general business advisory services. The Company issued 1,000,000 shares of its restricted common stock to the consultant for the services. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals works-made-for-hire under U.S. copyright law and such works shall be the property of the Company.

In November of 2017, the Company entered into a promissory note agreement in the amount of $105,000 with a limited liability company. This loan pays interest at a rate of 2.06% per annum and the principal and accrued interest are due on or before November 29, 2019.  The lender received 25,000,000 shares of the Company’s restricted common stock as a loan origination fee. The lender is also entitled to receive a total of $840,000 worth of treasure or artifacts located by Seafarer at any of Seafarer’s shipwreck sites after the State of Florida and/or other permitting agencies have received their share and after any other parties who have entered into any agreement to receive treasure or artifacts prior to the execution of the promissory note agreement with the lender was executed.

In November of 2017, the Company entered into a consulting agreement with a limited liability company for business advisory services with regards to artifact valuation, strategies on how to best capitalize on the use of artifacts and treasure, advice and consultation on appropriate media, and general business strategies with regards to shipwrecks and treasure. Under the terms of the agreement the Company issued 5,000,000 million shares of its restricted common stock to the consultant for the services and the Company agreed to issue an issue 5,000,000 shares of its restricted common stock to the consultant. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals works-made-for-hire under U.S. copyright law and such works shall be the property of the Company.

In December of 2017, the Company entered into a consulting agreement with an individual for as an advisor and for introductions for public relations purposes to print and television media. Under the terms of the agreement the Company issued 2,500,000 million shares of its restricted common stock to the consultant for services and the Company agreed to pay the consultant $2,500. The Company also agreed to reimburse the consultant for pre-approved expenses incurred in conjunction with the performance of the services.

In December of 2017, the Company entered into a promissory note agreement in the amount of $75,000. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before December 14, 2018.  The lender received 5,000,000 shares of the Company’s restricted common stock as a loan origination fee. The lender is also entitled to receive a total of $450,000 worth of treasure located by Seafarer at any of Seafarer’s shipwreck sites after the State of Florida and/or other permitting agencies have received their share and after any other parties who have entered into any agreement to receive treasure or artifacts prior to the execution of the promissory note agreement with the lender was executed.

The Company has a verbal agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. During the year ended December 31, 2017 the Company paid related party limited liability Company $46,000. The consultant provides the services under the direction and supervision of the Company’s CEO

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2017 the Company paid the related party transfer agency $8,561.

The Company has an agreement to pay an individual a minimum monthly fee of $2,500 per month for archeological consulting services.

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

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. On November 14, 2017, Judge Kenneth Marra of the United States District Court awarded Seafarer all rights as the sole owner of the sunken vessel and any items on such site.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on

October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2018.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017 the Company has had extensive dealings with related parties including the following:

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company paid the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share.  At December 31, 2017 the loan was in default due to non-payment of principal and interest.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 14, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share.  The related party lender received 33,333,333 warrants to purchase shares of the Company’s common stock at a price of $0.005. At December 31, 2017 the loan was in default due to non-payment of principal and interest.

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

In August of 2017, the Company entered into a promissory note agreement in the amount of $2,500 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before August 16, 2017. The related party lender received 250,000 shares of the Company’s restricted common stock as a loan origination fee. The principal balance of the note of $2,500 plus $9 of accrued interest was repaid and the balance of the note at December 31, 2017 was $0.

In August of 2017, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both a related to party and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 16, 2017. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share. At December 31, 2017 the loan was in default due to non-payment of principal and interest.

In October of 2017, the Company entered into a promissory note agreement in the amount of $2,500 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before October 23,, 2017. The related party lender received 200,000 shares of the Company’s restricted common stock as a loan origination fee. The principal balance of the note of $2,500 plus $23 of accrued interest was repaid and the balance of the note at December 31, 2017 was $0.

In November of 2017, the Company entered into a promissory note agreement in the amount of $26,250 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before December 2, 2017. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. At December 31, 2017 the loan was in default due to non-payment of principal and interest.

The Company has a verbal agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. During the year ended December 31, 2017 the Company paid related party limited liability Company $46,000. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2017 the Company paid the related party transfer agency $8,561.

At December 31, 2017 the following promissory notes and loans were outstanding to related parties:

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

A convertible note payable dated January 17, 2014 due to a person related to the Company’s CEO with a face amount of $31,500. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.006 per share.  The convertible note payable is due on or before July 17, 2015 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 27, 2014 due to a person related to the Company’s CEO with a face amount of $7,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.007 per share.  The convertible note payable was due on or before November 27, 2014 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 21, 2014 due to a person related to the Company’s CEO with a face amount of $17,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.008 per share. The convertible note payable was due on or before January 25, 2015 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated October 16, 2014 due to a person related to the Company’s CEO with a face amount of $21,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0045 per share.  The convertible note payable was due on or before April 16, 2015 and is unsecured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 14, 2015 due to a person related to the Company’s CEO with a face amount of $9,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0030 per share.  The convertible note payable was due on or before January 14, 2016 and is unsecured.  The note is currently in default due to non-payment of principal and interest.

A note payable dated October 6, 2015 in the principal amount of $10,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. The loan is unsecured and pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before November 11, 2015. This note is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 12, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0020 per share.  The convertible note payable was due on or before July 12, 2016 and is unsecured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 10, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 10, 2016 and is unsecured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 10, 2016 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 10, 2016 and is unsecured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 20, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before November 20, 2016 and is unsecured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 12, 2016 due to a person related to the Company’s CEO with a face amount of $2,400. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0006 per share.  The convertible note payable was due on or before January 12, 2017 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A loan in the amount of $11,983 due to the Company’s CEO. The loan is unsecured and pays interest at a 6% per annum.

A loan in the amount of $1,500 due to the Company’s CEO. The loan is not secured and pays interest at a 2% per annum. After the loan has aged for six months from December 16, 2016 the lender has the right to convert the loan into shares of the Company’s restricted common shares at a rate of $0.005 per share.

A convertible loan dated January 26, 2017 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share.  The convertible note payable was due on or before March 12, 2017 and is unsecured.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated February 14, 2017 in the principal amount of $25,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before August 14, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share.  The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated August 16, 2017 in the principal amount of $3,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before September 16, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share.  The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated November 2, 2017 in the principal amount of $26,250 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before December 2, 2017. The note is unsecured.  The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. At December 31, 2017 the note was in default due to non-payment of principal and interest.

NOTE 11 - SUBSEQUENT EVENTS

Per the Company’s form 8-K filed on March 19, 2018, on March 5, 2018 the Board of Directors, pursuant to Section 607.0704, Florida Statutes, with the Board of Directors acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 2,900,000,000 common shares to 3,900,000,000 common shares. Such filing was processed to be effective with the State of Florida on March 9, 2018.

Subsequent to December 31, 2017the Company sold or issued shares of its common stock as follows (unaudited):

(i)	sales of 12,500,000 shares of common stock for proceeds of $27,500, used for general working capital purposes;
(ii)	issuance of 5,250,000 shares of common stock for services valued in the aggregate amount of $5,250;
(iii)
issuance of 10,507,947 shares of common stock for conversion and satisfaction of debt in the amount of $15,762; and (iv) issuance of 8,000,000 shares of common stock for loan financing fees in the amount of $7,000.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2017.   Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised).  Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of December 31, 2017 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2017.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	58	President, Chief Executive Officer, Chairman of the Board
Charles Branscumb	55	Director
Robert L. Kennedy	66	Director

Kyle Kennedy
President, Chief Executive Officer, Chairman of the Board

In 2001, Kyle Kennedy co-founded Spartan Group Holdings, Inc., a group of companies offering security sales and trading and investment banking services. In 2003, Mr. Kennedy was also one of the founders of Island Stock Transfer, a securities transfer and processing company. Prior experience includes: August 1995 to Present – President of Kennedy and Associates, Business Consultants; March 1998 to December 1998 – Vice President Corporate Finance, Palm State Equities, Inc.; January 1999 to September 1999 – Vice President Investment Banking, 1st American Investment Banking; September 1999 to May 2000 – President and CEO, Nowtrade Corp. Mr. Kennedy is a senior financial executive, CEO, and President, with over 28 years experience in the brokerage business. He has held the following licenses: Series 3, 4, 5, 7, 52, 63, 24 and 55. He created, built and co-managed over $400 million of assets in money management, with specific focus in equity analysis. Mr. Kennedy’s public company experience includes his position as Executive Vice President and ultimately, acting President, of a public holding company with four diverse operating entities. He performed the day to day operations of the company and management. He was directly responsible for the turnaround of this complex, diverse holding company and successfully developed and implemented a creditor workout plan, negotiating with over 100 creditors, collection agencies and attorneys.

Charles Branscum
Director

Mr. Branscum has spent most of his professional career working for Arkansas Steel Associates, LLC (“ASA”). Mr. Branscum is currently the rolling mill foreman for ASA.

Robert L. Kennedy

Dr. Robert L. “Rob” Kennedy is a Professor (ret.) in the Office of Educational Development of the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas. Prior to that, he was Clinical Professor and Chair of the Department of Nursing Science, and Director of the Scholarship and Research Center, all in the UAMS. He has worked in the areas of evaluation, research, statistics, and technology in several universities, including the University of Arkansas at Little Rock, Western Kentucky University, the University of Central Arkansas, and was an adjunct with the University of Central Michigan and the University of Memphis. His Ph.D. was awarded from the University of Missouri, Columbia, in Higher Education with majors in Educational Psychology and Mathematical Statistics. He has consulted with numerous school districts and businesses, done extensive research and documentation, and is a past-president of both the Mid-South Educational Research Foundation and the Mid-South Educational Research Association (MSERA). He also reviews for the MSERA journal, Research in the Schools .

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

Item 11. Executive Compensation.

Officers Summary Compensation Table
Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/17	--	--	--	--	--	--	$4,404	$4,404
12/31/16		--	--	--	--	--	--	$4,149	$4,149
12/31/15		--	--	--	--	--	--	$4,126	$4,126

(1)
The Company does not pay a salary, bonus or stock compensation to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2017 and 2016. The Company’s Board of Directors has agreed that the Company provide compensation to Mr. Kennedy beginning in 2015, however the amount of compensation has yet to be determined except for health insurance. During the years ended December 31, 2017 and 2016 the Company paid $4,404 and $4.149 respectively in health insurance premiums for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the east coast of Florida and the Company’s headquarters are located on the west coast of Florida. The Company decided that it would be less expensive for Mr. Kennedy to use his personal vehicle than to lease him a car. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his vehicle for Company business. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his vehicle for Company business and reimburses him for various other Company business related expenses. The Company also paid $4,037 in 2017 and $4,213 in 2016 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

All compensation paid to executives who were officers of the Company for the years ending December 31, 2017, 2016 and 2015, is reflected in the Officers Summary Compensation Table.

Directors Summary Compensation Table
Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/16	--	--	--	--	--	--	--	--
12/31/15		--	--	--	--	--	--	--	--
12/31/14		--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/17	--	--	$34,000	--	--	--	--	$34,000
12/31/16		--	--	$18,000	--	--	--	--	$18,000
12/31/15		--	--	$48,000	--	--	--	--	48,000

Dr. Robert Kennedy (3)	12/31/17	--	--	$34,000	--	--	--	--	$34,000
12/31/16		--	--	$18,000	--	--	--	--	$18,000
12/31/15		--	--	$36,000	--	--	--	--	$36,000

(1)	During the years ended December 31, 2017 and 2016 the Company did not pay any Director’s fees to Kyle Kennedy.
(2)
During the year ended December 31, 2017 the Company paid a fee of 20,000,000 shares of restricted common stock to Mr. Branscum, valued at $34,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2016 the Company paid a fee of 20,000,000 shares of restricted common stock to Mr. Branscum, valued at $18,000, in exchange for his participation as a member of the Board of Directors.

(3)
During the year ended December 31, 2017 the Company paid a fee of 20,000,000 shares of restricted common stock to Dr. Kennedy, valued at $34,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2016 the Company paid a fee of 20,000,000 shares of restricted common stock to Dr. Kennedy, valued at $18,000, in exchange for his participation as a member of the Board of Directors.

Director Compensation

The Company does not have a formal compensation plan in place for its directors. All compensation paid to directors who were directors of the Company during the years ended December 31, 2017, 2016 and 2015 is reflected in the Directors Summary Compensation Table.

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

Our total authorized capital stock consists of 2,900,000,000 shares of common stock, $0.0001 par value per share. As of March 14, 2018, there were 2,815,555,086 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of March 14, 2018.

	Shares		Percentage
	of Common		Of Common
	Stock		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner (1)	Owned		Owned (2)
Kyle Kennedy – President, CEO and Chairman of the Board	35,500,000	(3)	1.26%
Charles Branscum – Director	55,000,000		1.95%
All directors and officers as a group (3 persons)	149,240,867		5.32%
Credo Argentarius, LLC	35,500,000	(3)	1.26%
Robert L. Kennedy-Director	59,340,267		2.11%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.
(2)	Percentages are based on 2,815,555,086 shares of common stock issued and outstanding at March 14, 2018.
(3)
For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include:  35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by  Mr. Kennedy’s spouse. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2017 the Company has had extensive dealings with related parties including the following:

In January of 2017, the Company entered into a convertible promissory note agreement in the amount of $5,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 12, 2017. The Company paid the related party lender a loan origination fee of 1,000,000 shares of its restricted common stock. The note is not secured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0005 per share. At December 31, 2017 the loan was in default due to non-payment of principal and interest.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 14, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share. The related party lender received 33,333,333 warrants to purchase shares of the Company’s common stock at a price of $0.005. At December 31, 2017 the loan was in default due to non-payment of principal and interest.

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

In August of 2017, the Company entered into a promissory note agreement in the amount of $2,500 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before August 16, 2017. The related party lender received 250,000 shares of the Company’s restricted common stock as a loan origination fee. The principal balance of the note of $2,500 plus $9 of accrued interest was repaid and the balance of the note at December 31, 2017 was $0.

In August of 2017, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both a related to party and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 16, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share. At December 31, 2017 the loan was in default due to non-payment of principal and interest.

In October of 2017, the Company entered into a promissory note agreement in the amount of $2,500 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before October 23, 2017. The related party lender received 200,000 shares of the Company’s restricted common stock as a loan origination fee. The principal balance of the note of $2,500 plus $23 of accrued interest was repaid and the balance of the note at December 31, 2017 was $0.

In November of 2017, the Company entered into a promissory note agreement in the amount of $26,250 with a related party. This loan paid interest at a rate of 6% per annum and the principal and accrued interest were due on or before December 2, 2017. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. At December 31, 2017 the loan was in default due to non-payment of principal and interest.

The Company has a verbal agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. During the year ended December 31, 2017 the Company paid related party limited liability Company $46,000. The consultant providesthe services under the direction and supervision of the Company’s CEO

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2017 the Company paid the related party transfer agency $8,561.

At December 31, 2017 the following promissory notes and loans were outstanding to related parties:

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

A note payable dated February 24, 2010 in the principal amount of $7,500 with a corporation. The Company’s CEO was previously a director of the corporation. The loan is unsecured and pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before February 24, 2011. This note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated January 19, 2013 due to a person related to the Company’s CEO with a face amount of $15,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.004 per share. The convertible note payable was due on or before July 30, 2013 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 26, 2013 due to a person related to the Company’s CEO and a member of the Company’s Board of Directors with a face amount of $10,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.01 per share. The convertible note payable was due on or before January 26, 2014 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 17, 2014 due to a person related to the Company’s CEO with a face amount of $31,500. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.006 per share. The convertible note payable is due on or before July 17, 2015 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 27, 2014 due to a person related to the Company’s CEO with a face amount of $7,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.007 per share. The convertible note payable was due on or before November 27, 2014 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 21, 2014 due to a person related to the Company’s CEO with a face amount of $17,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.008 per share. The convertible note payable was due on or before January 25, 2015 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated October 16, 2014 due to a person related to the Company’s CEO with a face amount of $21,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0045 per share. The convertible note payable was due on or before April 16, 2015 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 14, 2015 due to a person related to the Company’s CEO with a face amount of $9,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0030 per share. The convertible note payable was due on or before January 14, 2016 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A note payable dated October 6, 2015 in the principal amount of $10,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. The loan is unsecured and pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before November 11, 2015. This note is currently in default due to non-payment of principal and interest.

A convertible note payable dated January 12, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0020 per share. The convertible note payable was due on or before July 12, 2016 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 10, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share. The convertible note payable was due on or before November 10, 2016 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 10, 2016 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share. The convertible note payable was due on or before November 10, 2016 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated May 20, 2016 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share. The convertible note payable was due on or before November 20, 2016 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated July 12, 2016 due to a person related to the Company’s CEO with a face amount of $2,400. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0006 per share. The convertible note payable was due on or before January 12, 2017 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A loan in the amount of $11,983 due to the Company’s CEO. The loan is unsecured and pays interest at a 6% per annum.

A loan in the amount of $1,500 due to the Company’s CEO. The loan is not secured and pays interest at a 2% per annum. After the loan has aged for six months from December 16, 2016 the lender has the right to convert the loan into shares of the Company’s restricted common shares at a rate of $0.005 per share.

A convertible loan dated January 26, 2017 due to a person related to the Company’s CEO with a face amount of $5,000. This note bears interest at a rate of 6% per annum with accrued interest to be paid at the time that the principal balance is repaid or the note is converted into shares of the Company’s common stock. The note is convertible at the note holder’s option into the Company’s common stock at $0.0005 per share. The convertible note payable was due on or before March 12, 2017 and is unsecured. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated February 14, 2017 in the principal amount of $25,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before August 14, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00075 per share. The note is currently in default due to non-payment of principal and interest.

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

A convertible note payable dated August 16, 2017 in the principal amount of $3,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before September 16, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share. The note is currently in default due to non-payment of principal and interest.

A convertible note payable dated November 2, 2017 in the principal amount of $26,250 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before December 2, 2017. The note is unsecured. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. At December 31, 2017 the note was in default due to non-payment of principal and interest.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2017 and 2016, the Company paid $33,000 and $0 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our financial statements. For the years ended December 31, 2017 and 2016, the Company paid $0 and $26,000 respectively, in fees related to services rendered by our previous principal accountant for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2017 and 2016, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2017 and 2016.

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

Seafarer Exploration Corp.

Date: April 2, 2018	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 2, 2018	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 2, 2018	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director