Form 10-Q
period 2018-03-31
SEAFARER EXPLORATION CORP
filed 2018-05-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No ☑

As of May 9, 2018, there were 3,010,388,086 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2018

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
Assets

Current assets:
Cash	$-	$62,609
Prepaid expenses	7,850	32,227
Deposits	750	750
Total current assets	8,600	95,586

Property and equipment, net	11,812	20,308

Total assets	$20,412	$115,894

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$335,711	$279,288
Convertible notes payable, net of discounts of $5,012 and $35,844	6,988	144,156
Convertible notes payable, related parties, net of discounts of $10,357 and $-0-	26,643	-
Notes payable, net of discount of $32,537	172,463
Convertible notes payable, in default	445,300	470,300
Convertible notes payable, in default - related parties	234,500	234,500
Shareholder loan	21,523	20,023
Notes payable, in default	30,000	30,000
Notes payable, in default - related parties	42,500	43,750
Total current liabilities	1,315,628	1,222,017

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Series B - 60 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value - 3,900,000,000 shares authorized;2,818,574,905 and
2,784,317,155 shares issued and outstanding at March 31, 2018 and December 31, 2017	281,858	278,432
Additional paid-in capital	12,361,825	12,293,080
Accumulated deficit	(13,938,899)	(13,677,635)
Total stockholders' deficit	(1,295,216)	(1,106,123)
Total liabilities and stockholders' deficit	$20,412	$115,894

See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED  STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2018	2017
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	146,776	121,113
Vessel Maintenance and Dockage	7,840	13,025
Professional fees	23,595	18,180
General and administrative expense	17,348	32,543
Depreciation expense	8,496	8,496
Rent expense	8,639	13,593
Surveying and site mapping	-	15,595
Travel and entertainment expense	17,430	10,444
Total operating expenses	230,124	232,989

Loss from operations	(230,124)	(232,989)

Other income (expense):
Interest (expense), net	(31,139)	(87,993)
Total other (expense)	(31,139)	(87,993)

Net loss before income taxes	(261,263)	(320,982)

Income taxes	-	-

Net loss	$(261,263)	$(320,982)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	2,806,163,638	2,262,309,103

See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2018	2017
Operating activities
Net loss	$(261,263)	$(320,982)
Adjustments to reconcile net loss to
net cash (used in) operating activities
Depreciation	8,496	8,496
Amortization of debt discount and interest expense on
beneficial conversion feature of convertible notes	13,959
Interest income on fair value adjustment	-	(9,742)
Common stock issued for services	5,250	119,700
Common stock issued for closing cost	900	1,200
Decrease (increase) in:
Prepaid expenses	24,377	-
Increase (decrease) in:
Accounts payable and accrued expenses	56,422	9,257
Net cash (used in) operating activities	(151,859)	(192,071)

Cash flows from financing activities:
Proceeds from the issuance of common stock	25,000	160,000
Proceeds from the issuance convertible notes payable	12,000	40,000
Proceeds form convertible note payable - related party	37,000	30,000
Proceeds from notes payable	25,000
Proceeds from shareholder loan	1,500	-
Proceeds from note payable	25,000	-
Payments on convertible notes payable in default	(10,000)
Payments on notes payable forn related parties	(26,250)	-
Net cash provided by financing activities	89,250	230,000

Net (decrease) increase in cash	(62,609)	37,929

Cash - beginning of period	62,609	24,549
Cash - end of period	$-	$62,478

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2,711	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Convertible debt and accrued interest converted to common
stock	$15,000	$73,160

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2018 or for any future period.

NOTE 1 - DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”), formerly Organetix, Inc. (“Organetix”), was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is to engage in the archaeologically-sensitive exploration, documentation, recovery, and conservation of historic shipwrecks with the objective of exploring and discovering Colonial-era shipwrecks for future generations to be able to appreciate and understand.  Seafarer currently has two different wreck sites under permit with the State of Florida, one wreck site in the permit renewal process and one wreck site under contract with a private party and is working closely with the Florida Department of Historical Resources and the Florida Bureau of Archeological Research to research and document these, and additional, wreck sites.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2018. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s condensed financial statements. The condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed financial statements.

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

Revenue Recognition

The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the quarters ended March 31, 2018 and 2017, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2018 and 2017.

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at March 31, 2017 and December 31, 2016:

	March 31, 2018	December 31, 2017
Diving vessel	$326,005	$326,005
Equipment	32,420	32,420
Less accumulated depreciation	(346,613)	(338,117)
	$11,812	$20,308

Depreciation expense for each of the three month periods ended March 31, 2018 and 2017 amounted to $8,496.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the quarters ended March 31, 2018 and 2017.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2018, the Company has not implemented an employee stock based compensation plan.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Net loss attributable to common stockholders	$(261,263)	$(320,982)

Weighted average shares outstanding:
Basic and diluted	2,806,163,638	2,262,309,103

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

Series A Preferred Stock

At March 31, 2018 and 2017, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the three month period ended March 31, 2018.

At March 31, 2018 the Company had warrants to purchase a total of 105,333,333 shares of its restricted common stock outstanding:

Term	Amount	Exercise Price

11/20/12 to 11/20/22	4,000,000	$0.0050
09/18/15 to 09/18/20	4,000,000	$0.0030
04/04/16 to 04/04/18	10,000,000	$0.0020
07/12/16 to 01/12/18	4,000,000	$0.0020
08/31/16 to 08/31/18	25,000,000	$0.0010
02/14/17 to 08/14/18	33,333,333	$0.0050
09/10/17 to 09/10/19	15,000,000	$0.0250
09/10/17 to 09/10/19	10,000,000	$0.0250
	105,333,333

NOTE 6 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

On March 31, 2018 and December 31, 2017, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $13,560,000 and $13,300,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2018 and December 31, 2017. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception, management does not anticipate that there is any income tax liability for past years. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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

Convertible Notes Payable

The following table reflects the convertible notes payable at March 31, 2018:

Issue Date:	Maturity Date	Principal Balance	Interest Rate	Conversion Rate
Convertible notes payable:
February 6, 2018	November 7, 2018	$6,000	6.00%	0.0006
March 6, 2018	September 6, 2018	$6,000	6.00%	0.0006
Unamortized discounts		$(5,012)
Balance		$6,988

Convertible notes payable, related parties:
January 9, 2018	January 9, 2019	$12,000	6.00%	0.0006
March 14, 2018	May 14, 2018	$25,000	6.00%	0.0006
Unamortized discounts		$(10,357)
Balance		$26,643

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	$70,000	6.00%	0.0080
November 12, 2010	November 12, 2011	$40,000	6.00%	0.0050
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	$50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	$5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	$9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	$10,000	6.00%	0.0125
October 04, 2013	April 4, 2014	$50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	$50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	$40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	$25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	$25,000	6.00%	0.0030

September 18, 2015	March 18, 2016	$25,000	6.00%	0.0020
April 04, 2016	October 4, 2016	$10,000	6.00%	0.0010
July 19, 2016	July 19, 2017	$4,000	6.00%	0.0015
August 24, 2016	February 24, 2017	$20,000	6.00%	0.0010
Balance		$445,300

Convertible notes payable - related parties, in default:
January 09, 2009	January 9, 2010	$10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	$6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	$50,000	8.00%	0.0040
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
July 26, 2013	January 26, 2014	$10,000	6.00%	0.0100
January 01, 2014	July 17, 2014	$31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	$7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	$17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	$21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	$9,000	6.00%	0.0030
January 12, 2016	July 12, 2016	$5,000	6.00%	0.0020
May 10, 2016	November 10, 2016	$5,000	6.00%	0.0005
May 10, 2016	November 10, 2016	$5,000	6.00%	0.0005
May 20, 2016	November 20, 2016	$5,000	6.00%	0.0005
July 12, 2016	January 12, 2017	$5,000	6.00%	0.0006
January 26, 2017	March 12, 2017	$5,000	6.00%	0.0005
February 24, 2017	August 24, 2017	$25,000	6.00%	0.0075
August 16, 2017	September 16, 2017	$3,000	6.00%	0.0008
Balance		$234,500

Balance, convertible notes payable		$713,431

Notes Payable

The following table reflects the notes payable at March 31, 2017:

Issue Date:	Maturity Date	Principal Balance	Interest Rate
Notes payable:
November 29, 2017	November 29, 2019	$105,000	2.06%
December 14, 2017	December 14, 2018	$75,000	6.00%
March 7, 2018	April 15, 2018	$25,000	6.00%
Unamortized discount for loan fees		$(32,537)
Balance		$172,463

Notes payable, in default:
April 27, 2011	April 27, 2012	$5,000	6.00%
June 23, 2011	August 23, 2011	$25,000	6.00%
Balance		$30,000

Notes payable - related parties, in default:
February 24, 2010	February 24, 2011	$7,500	6.00%
October 6, 2015	November 15, 2015	$10,000	6.00%
January 31, 2018	March 2, 2018	$25,000	6.00%
Balance		$42,500

Balance, notes payable		$244,963

New Convertible Notes Payable and Notes Payable

During the three month period ended March 31, 2018 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In January of 2018, the Company entered into a convertible promissory note agreement in the amount of $12,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before January 9, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share.

In January of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before March 2, 2018. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The Company agreed that if the note was not repaid in full by March 2, 2018 then the interest rate on the note would increase to 10% after that date until the note is paid in full and the Company would be obligated to pay an additional 1,000,000 shares of the Company restricted common stock to the related party lender. This note is currently in default due to non payment of principal and interest. The note is unsecured.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $6,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before November 7, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share.

In February of 2018, the Company entered into a promissory note agreement in the amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 9, 2018. This note is currently in default due to non payment of principal and interest. The note is unsecured.

In March of 2018, the Company entered into a convertible promissory note agreement in the amount of $6,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest isdue on or before September 6, 2018. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured.

In March of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before April 15, 2018. The related party lender received 5,000,000 shares of the Company’s restricted common stock as a loan origination fee. This note is currently in default due to non payment of principal and interest The note is unsecured.

In March of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May14, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share. This note is currently in default due to non payment of principal and interest.

Note Conversion

A lender who had a convertible promissory note outstanding with a principal balance of $15,000 elected to convert the principal balance of the note plus accrued interest into 10,507,947 shares of the Company’s common stock. The remaining principal balance of this note was $0 at March 31, 2018.

Shareholder Loans

At March 31, 2018 the Company had six loans outstanding to its CEO totaling $20,523, consisting of a loan in the amount of $11,983 with a 6% annual rate of interest, a loan in the amount of $1,500 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.002, a loan in the amount of $2,600 at 1% rate of interest, a loan in the amount of $3,000 at 1% rate of interest, a loan in the amount of $500 at 1% rate of interest, a second loan in the amount of $500 at 1% rate of interest and a loan in the amount of $440 at 1% rate of interest.

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

Certain Other Agreements

In February of 2018, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the terms of the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to theBoard with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 4,250,000 shares of the Company’s restricted common stock valued at approximately $4,250. Per the terms of the agreement the shares vest at a rate of 1/12th of the amount per month over the term of the agreement.  If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, then the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisor for preapproved expenses.

In February of 2018, the Company entered into a consulting agreement with a consultant to advise the Company regarding certain technologies. The Company issued 1,000,000 shares of its restricted common stock to the consultant for the services. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals works-made-for-hire under U.S. copyright law and such works shall be the property of the Company.

In February of 2018, the Company entered into a subscription agreement to sell 10,000,000 shares of restricted common stock to two individuals in exchange for proceeds of $25,000. The Company also agreed that the purchaser will be entitled to receive $125,000 of treasure of their choice after both the Company has recovered a minimum of $1,750,000 of artifacts/treasure and the State of Florida has received its full share of treasure per any permits or agreements. The purchaser will have the right to convert up to a maximum of $125,000 worth of treasure that they have received into shares of the Company’s restricted common stock at a discount of 10% of the average trading price of the Company’s common stock of the previous five days closing price provided that the Company’s common stock is trading at or above $0.04 by providing a written notice to the Company. The conversion option will expire eighteen months after the Company first locates a minimum of $1,750,000 worth of treasure. The value of any treasure recovered will be determined by a mutually agreed upon third party who is a recognized expert in the valuation of historic artifacts.

The Company has a verbal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. At March 31, 2018 the Company owed the related party consultant $4,000 for services rendered. The consultant provides the services under the direction and supervision of the Company’s CEO

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2018 the Company owed the related party limited liability company $435 for services rendered.

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

NOTE 10 – LEGAL PROCEEDINGS

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the UnitedStates District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. On November 14, 2017, Judge Kenneth Marra of the United States District Court awarded Seafarer all rights as the sole owner of the sunken vessel and any items on such site.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2018 the Company has had extensive dealings with related parties including the following:

In January of 2018, the Company entered into a convertible promissory note agreement in the amount of $12,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before January 9, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share.

In January of 2018 the Company repaid $26,250 or principal and $505 of accrued interest to a related party lender in order to satisfy a convertible promissory note. As of March 31, 2018 the principal balance of the note was $0.

In January of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before March 2, 2018. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The Company agreed that if the note was not repaid in full by March 2, 2018 then the interest rate on the note would increase to 10% after that date until the note is paid in full and the Company would be obligated to pay an additional 1,000,000 shares of the Company restricted common stock to the related party lender. This note is currently in default due to non payment of principal and interest. The note is unsecured.

In February of 2018, the Company entered into a promissory note agreement in the amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 9, 2018. This note is currently in default due to non payment of principal and interest The note is unsecured.

In March of 2018, the Company’s CEO provided a loan to the Company in the amount of $500. The loan pays interest at the rate of 1% per annum. The loan was due on or before April 6, 2018. This loan is currently in default due to non payment of principal and interest.

In March of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May14, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share. This note is currently in default due to non payment of principal and interest.

The Company has a verbal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. At March 31, 2018 the Company owed the related party consultant $4,000 for services rendered. The consultant provides the services under the direction and supervision of the Company’s CEO

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2018 the Company owed the related party limited liability company $435 for services rendered.

At March 31, 2018 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible promissory note payable dated August 16, 2017 in the principal amount of $3,000 due to a person who is related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before September 16, 2017. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share.  The note is currently in default due to non-payment of principal and interest.

A convertible promissory note payable dated January 9, 2018, in the principal amount of $12,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before January 9, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share.

A convertible promissory note payable dated January 31, 2018 in the principal amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before December 2, 2017. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before March 2, 2018. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured. This note is currently in default due to non payment of principal and interest.

A promissory note dated February 8, 2018, in the principal amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 9, 2018. This note is currently in default due to non payment of principal and interest. The note is unsecured.

A loan to the Company in the amount of $500 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before April 6, 2018. This loan is currently in default due to non payment of principal and interest.

A convertible promissory note payable dated March 14, 2018, in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May14, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share. This note is currently in default due to non payment of principal and interest.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018:

Subsequent to March 31, 2018 the Company sold or issued shares of its common stock as follows (unaudited):

(i)
sales of 60,000,000 shares of common stock for proceeds of $35,000, used for general working capital purposes;
(ii)
issuance of 134,833 shares of common stock for services;
(iii)
issuance of 5,000,000 shares of common stock for loan financing fees.

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

The Company in the past has constantly investigated various technologies and non-scientific equipment to help better explore or document our sites. To present date, nothing has been proven to work. The Company will continue to experiment with unproven technologies and will actively work with third parties or independent contractors to develop its own proprietary technology. The Company will also continue to investigate media opportunities.

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult, expensive, and rare. If the Company is not able to successfully locate artifacts or treasure with significant value, then there is a high probability that the Company will face adverse consequences, including a complete loss of all capital invested in or borrowed by the Company.

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

●
The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company may develop its own proprietary technology or work with 3 rd parties to develop technology to aid in its exploration and recovery operations, which will require additional time and money.

●	The Company has investigated media opportunities and will continue to evaluate different media strategies.

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

At March 31, 2018, the Company had a working capital deficit of $1,307,028. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2018.

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

Results of Operations

The Company’s net loss for the three month period ended March 31, 2018 was $261,263 as compared to a net loss of $320,982 during the three month period ended March 31, 2017, a decrease of approximately 18.6%. The decrease in the net loss for the three month period ended March 31, 2018 was primarily due to a decrease in interest expense in 2018. Interest expense decreased to $31,139 during the three month period ended March 31, 2018 from $87,993 during the three month period ended March 31, 2017, a decrease of approximately 65%. During the three month period ended March 31, 2018 consulting and contractor fees were $146,776 as compared to $121,113 for the three month period ended March 31, 2017. The approximate 21% increase in consulting and contractor fees in 2018 was largely a result of increased operating activity as the Company gears up for the summer diving season. During the three month period ended March 31, 2018, professional fees were $23,595 as compared to $18,180 during the three month period ended March 31, 2017, an increase of nearly 30%. Surveying and site mapping expense was $0 during the three month period ended March 31, 2018 as compared to $15,595 during the same period in 2017. The Company previously paid for a long range scan survey during the three month period ended March 31, 2017 however elected not to utilize the same methodology in 2018. The Company incurred travel and entertainment expenses of $17,430 during the three month period ended March 31, 2018 as compared to $10,444 during the three month period ended March 31, 2017, an approximate 67% increase on a quarter-over-quarter basis. The increase in travel expenses is partially due to an increase of travel expenses for several independent contractors involved in the Company’s dive operations. The general and administrative expenses for the period ended March 31, 2018 were $17,348 compared to $32,543 for the period ended March 31, 2017, a quarter-over-quarter decrease of approximately 47%. Vessel maintenance and dockage was $7,840 during the three month period ended March 31, 2018 as compared to $13,025 during the same period in 2017, a decrease or approximately 40%. The Company did not incur any significant fees for repairs to the main salvage vessel during the three month period ended March 31, 2018, there was some maintenance and light repair work completed however the Company believes more extensive repairs will be needed in the foreseeable future on both the main salvage vessel and other vessels that the Company intends to utilize in its exploration efforts.

Liquidity and Capital Resources

At March 31, 2018, we had cash in the bank of $0. During the period ended March 31, 2018 we incurred a net loss of $261,263. At March 31, 2018, we had $8,600 in current assets and $1,315,628 in current liabilities, leaving us a working capital deficit of $1,307,028.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended March 31, 2018. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

If we are unable to secure additional financing, the Company's business may fail and our stock price will likely be materially adversely affected and all capital invested in or borrowed by the Company will likely be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2017 and 2016 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the three month periods ended March 31, 2018 and 2017, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our financial results as of March 31, 2018 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $230,124 for the three month period ended March 31, 2018 and $232,989 for the three month period ended March 31, 2017. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended March 31, 2018 and 2017).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2018.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of March 31, 2018 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2018.

 Part II. Other Information

Item 1. Legal Proceedings

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure cite at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitmentto be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleges in their complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer seeks monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit to be in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The company has currently filed an Admiralty Claim over such sight in the United States District Court which is pending final ruling. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim, which will occur during the month of November 2016. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant has been issued by the Clerk of Court. Such warrant entry is now in process by the Company. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. On November 14, 2017, Judge Kenneth Marra of the United States District Court awarded Seafarer all rights as the sole owner of the sunken vessel and any items on such site.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com .. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on

October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24 th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. ThePlaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2018.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2018, the Company issued or agreed to issue 5,250,000 shares of its restricted common stock to several consultants for business advisory consulting services and technology consulting fees. The Company also issued 7,500,000 shares of its restricted common shares as loan origination fees, 2,000,000 of the shares issued for loan origination fees were issued to a related party lender. The Company also 1,000,000 shares of its restricted common stock to a related party lender as a penalty fee for the non payment of principal and interest related to a promissory note that had come due. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

During the three month period ended March 31, 2018, the Company entered into a subscription agreements to sell 10,000,000 shares of its restricted common stock in exchange for proceeds of $25,000 and additional consideration. The proceeds that were received were used for general corporate purposes, working capital and the repayment of debt.

In January of 2017, the Company entered into a subscription agreement to sell 17,000,000 shares of restricted common stock to two individuals in exchange for proceeds of $75,000. The Company also agreed that the purchaser will be entitled to receive $500,000 of treasure of their choice after both the Company has recovered aminimum of $1,200,000 of artifacts/treasure and the State of Florida has received its full share of treasure per any permits or agreements. The purchaser will have the right to convert up to a maximum of $500,000 worth of treasure that they have received into shares of the Company’s restricted common stock at a discount of 10% of the average trading price of the Company’s common stock of the previous five days closing price provided that the Company’s common stock is trading at or above $0.04 by providing a written notice to the Company. The conversion option will expire eighteen months after the Company first locates a minimum of $1,200,000 worth of treasure. The value of the treasure will be determined by a mutually agreed upon third party who is a recognized expert in the valuation of historic artifacts.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended March 31, 2018, the holder a promissory notes with a remaining principal balance of $15,000 elected to convert all of the balance of the notes plus accrued interest into 10,507,947 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Seafarer Exploration Corp.

Date: May 15, 2018	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2018	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director

Date: May 15, 2018	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director