Form 10-Q/A
period 2018-03-31
SEAFARER EXPLORATION CORP
filed 2018-05-23
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Seafarer Exploration Corp.

Date: May 23, 2018	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 23, 2018	By:	/s/ Chuck Branscomb
Chuck Branscomb, Director

Date: May 23, 2018	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director