Form 10-Q
period 2018-06-30
SEAFARER EXPLORATION CORP
filed 2018-08-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)
		Emerging growth company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

As of August 8, 2018, there were 3,166,285,595 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2018

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets

Current assets:
Cash	$23,548	$62,609
Prepaid expenses	28,403	32,227
Deposits and other receivables	750	750
Total current assets	52,701	95,586

Property and equipment, net	3,508	20,308

Total assets	$56,209	$115,894

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$369,484	$279,288
Convertible notes payable, net of discounts of $2,532 and $35,844	9,468	144,156
Convertible notes payable, related parties, net of discounts of $28,002 and $-0-	37,498	-
Notes payable, net of discounts of $25,545 and $-0-	179,455	-
Convertible notes payable, in default	445,300	470,300
Convertible notes payable, in default - related parties	287,500	234,500
Shareholder loan	21,673	20,023
Notes payable, in default	73,546	30,000
Notes payable, in default - related parties	18,500	43,750
Total current liabilities	1,442,424	1,222,017

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at June 30, 2018 and December 31, 2016	-	-
Series B - 60 shares issued and outstanding at June 30, 2018 and December 31, 2016	-	-
Common stock, $0.0001 par value - 3,900,000,000 shares authorized; 3,101,150,762 and
2,784,316,958 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	310,115	278,432
Additional paid-in capital	12,696,362	12,293,080
Accumulated deficit	(14,391,692)	(13,677,635)
Total stockholders' deficit	(1,385,215)	(1,106,123)
Total liabilities and stockholders' deficit	$56,209	$115,894

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	283,383	65,834	430,159	186,947
Vessel maintenance and dockage	15,265	31,364	23,105	44,389
Professional fees	12,131	4,024	35,726	22,204
General and administrative expense	25,348	13,908	42,696	46,451
Depreciation expense	8,496	8,496	16,992	16,992
Rent expense	10,446	6,981	19,085	20,574
Sureying and mapping	-	-	-	15,595
Travel and entertainment expense	19,157	7,555	36,587	17,999
Total operating expenses	374,226	138,162	604,350	371,151

Loss from operations	(374,226)	(138,162)	(604,350)	(371,151)

Other expense:
Interest income (expense)	(78,568)	(101,692)	(109,707)	(189,685)
Total other expense	(78,568)	(101,692)	(109,707)	(189,685)
Net loss	$(452,794)	$(239,854)	$(714,057)	$(560,836)

Net loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding - basic and diluted	3,036,145,467	2,516,180,900	2,906,438,618	2,395,753,200

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2018	2017
Operating activities
Net loss	$(714,057)	$(560,836)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	16,992	16,992
Amortization of beneficial conversion feature
of the notes payable	70,537	71,049
Interest expense on converted debt	11,422	98,408
Common stock issued for services	186,519	144,700
Common stock issued for loan fees	7,350	1,200
Increase in:
Prepaid expenses and deposits	(3,824)	(73,997)
Increase (decrease) in:
Accounts payable and accrued expenses	90,196	(43,118)
Net cash used in operating activities	(334,865)	(345,602)

Cash flows from investing activities
Additions to property and equipment	(192)	-
Net cash used in investing activities	(192)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	131,550	263,600
Proceeds from the issuance convertible notes payable	80,546	40,000
Principal payments on convertible notes payable	(10,000)
Proceeds from the issuance convertible notes payable, related
party	118,500	25,000
Principal payments on convertible notes payable - related party	(26,250)
Advances from shareholder	6,990	5,000
Repayments of advances from shareholders	(5,340)	(9,200)
Net cash provided by financing activities	295,996	324,400

Net decrease in cash	(39,061)	(21,202)

Cash - beginning	62,609	24,549
Cash - ending	$23,548	$3,347

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Convertible debt and accrued interest converted to common
stock	$150,000	$314,912

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2018 or for any future period.

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

NOTE 2 - GOING CONCERN

These unaudited condensed financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2018. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future.

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

Revenue Recognition

The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the three and six month periods ended June 30, 2018 and 2017, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2018 and 2017.

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Diving vessel	$326,005	$326,005
Equipment	32,612	32,420
Less accumulated depreciation	(355,109)	(338,117)
	$3,508	$20,308

Depreciation expense was $16,992 for each of the six month periods ended June 30, 2018 and 2017, and $8,496 for each of the three month periods ended June 30, 2018 and 2017.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six month periods ended June 30, 2018 and 2017.

Stock Based Compensation

The Company accounts for stock based compensation awards issued to employees and non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The Company has historically issued compensatory shares for various services including, but not limited to, executive, board of directors, business consulting, corporate advisory, accounting, technology research and consulting, historic research, archeological, operations, strategic planning, corporate communications, financial, legal and administrative consulting services. As determined by Management, the Company may issue compensatory shares in the future for these or other services.

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

Convertible Notes Payable at Fair Value

The Company elected to account for certain convertible notes payable under the guidance of ASC 815-15-25-4. This guidance allows an entity that initially recognizes a hybrid financial instrument as a single instrument that under paragraph 815-15-25-1 would be required to be separated into a host contract and a derivative instrument may irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value (with changes in fair value recognized in earnings).

The fair value option is also available when a previously recognized financial instrument subject to a re-measurement event and the separate recognition of an embedded derivative. The election to use the fair value option may be made instrument by instrument.

NOTE 4 – CAPITAL STOCK

The Company is authorized to sell or issue 3,900,0000,000 shares of common stock.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At June 30, 2018 and 2017, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

 Warrants and Options

The Company did not issue any warrants or options during the six month period ended June 30, 2018.

At June 30, 2018 the Company had warrants to purchase a total of 91,333,333 shares of its restricted common stock outstanding:

Term	Amount	Exercise Price

11/20/12 to 11/20/22	4,000,000	$0.0050
09/18/15 to 09/18/20	4,000,000	$0.0030
08/31/16 to 08/31/18	25,000,000	$0.0010
02/14/17 to 08/14/18	33,333,333	$0.0050
09/10/17 to 09/10/19	15,000,000	$0.0250
09/10/17 to 09/10/19	10,000,000	$0.0250
	91,333,333

NOTE 5 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Income tax at federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	37.96%	37.96%
Valuation allowance	(37.96)%	(37.96)%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2018, and December 31, 2017, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $14,014,000 and $13,300,000 respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2018 and December 31, 2017. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception, management does not anticipate that there is any income tax liability for past years. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 6 - LEASE OBLIGATION

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

Convertible Notes Payable

The following table reflects the convertible notes payable at June 30, 2018:

Issue Date:	Maturity Date	Principal Balance	Interest Rate	Conversion Rate
Convertible notes payable:
February 6, 2018	November 7, 2018	$6,000	6.00%	0.0006
March 6, 2018	September 6, 2018	$6,000	6.00%	0.0006
Balance		$12,000

Convertible notes payable, related parties:
January 9, 2018	January 9, 2019	$12,000	6.00%	0.0006
May 08, 2018	July 8, 2018	$25,000	6.00%	0.0007
June 12, 2018	September 12, 2018	$3,000	6.00%	0.0007
June 20, 2018	September 12, 2018	$500	6.00%	0.0007
Balance		$40,500

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	$70,000	6.00%	0.0080
November 12, 2010	November 12, 2011	$40,000	6.00%	0.0050
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	$50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	$5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	$9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	$10,000	6.00%	0.0125
October 04, 2013	April 4, 2014	$50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	$50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	$40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	$25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	$25,000	6.00%	0.0030
September 18, 2015	March 18, 2016	$25,000	6.00%	0.0020
April 04, 2016	October 4, 2016	$10,000	6.00%	0.0010
July 19, 2016	July 19, 2017	$4,000	6.00%	0.0015
August 24, 2016	February 24, 2017	$20,000	6.00%	0.0010
Balance		$445,300

Convertible notes payable - related parties, in default:
January 09, 2009	January 9, 2010	$10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	$6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	$50,000	8.00%	0.0040
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
July 26, 2013	January 26, 2014	$10,000	6.00%	0.0100
January 01, 2014	July 17, 2014	$31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	$7,000	6.00%	0.0070
July 21, 2014	January 25, 2015	$17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	$21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	$9,000	6.00%	0.0030
January 12, 2016	July 12, 2016	$5,000	6.00%	0.0020
May 10, 2016	November 10, 2016	$5,000	6.00%	0.0005
May 10, 2016	November 10, 2016	$5,000	6.00%	0.0005
May 20, 2016	November 20, 2016	$5,000	6.00%	0.0005
July 12, 2016	January 12, 2017	$5,000	6.00%	0.0006
January 26, 2017	March 12, 2017	$5,000	6.00%	0.0005
February 24, 2017	August 24, 2017	$25,000	6.00%	0.0075
August 16, 2017	September 16, 2017	$3,000	6.00%	0.0008
March 14, 2018	May 14, 2018	$25,000	6.00%	0.0007
April 4, 2018	June 4, 2018	$3,000	6.00%	0.0007
April 11, 2018	June 11, 2018	$25,000	6.00%	0.0007
May 30, 2018	August 30, 2018	$25,000	6.00%	0.0007
Balance		$312,500

Balance, convertible notes payable		$810,300
Less unamortized discounts		$(30,534)
		$799,766

Notes Payable

The following table reflects the notes payable at June 30, 2017:

Issue Date:	Maturity Date	Principal Balance	Interest Rate
Notes payable:
November 29, 2017	November 29, 2019	$105,000	2.06%
December 14, 2017	December 14, 2018	$75,000	6.00%
March 7, 2018	April 15, 2018	$25,000	6.00%
Balance		$205,000

Notes payable, in default:
April 27, 2011	April 27, 2012	$5,000	6.00%
June 23, 2011	August 23, 2011	$25,000	6.00%
October 23, 2017	November 23, 2017	$3,546	6.00%
April 20, 2018	May 4, 2018	$40,000	6.00%
Balance		$73,546

Notes payable - related parties, in default:
February 24, 2010	February 24, 2011	$7,500	6.00%
October 6, 2015	November 15, 2015	$10,000	6.00%
March 8, 2018	April 9, 2018	$1,000	6.00%
Balance		$18,500

Balance, notes payable		$297,046
Less unamortized discounts		$(25,545)
		$271,501

New Convertible Notes Payable and Notes Payable

During the six month period ended June 30, 2018 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

In January of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before March 2, 2018. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The Company agreed that if the note was not repaid in full by March 2, 2018 then the interest rate on the note would increase to 10% after that date until the note is paid in full and the Company would be obligated to pay an additional 1,000,000 shares of the Company restricted common stock to the related party lender. This note was repaid and the balance owed at June 30, 2018 was $0.

In February of 2017, the Company entered into a convertible promissory note agreement in the amount of $6,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before November 7, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share.

In February of 2018, the Company entered into a promissory note agreement in the amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 9, 2018. This note was repaid and the balance owed at June 30, 2018 was $0.

In March of 2018, the Company entered into a convertible promissory note agreement in the amount of $6,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before September 6, 2018. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured.

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

In April of 2018, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 4, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

In April of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 11, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

In April of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 15, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee and a $1,250 financing fee. This note was repaid and the balance owed at June 30, 2018 was $0.

In April of 2018, the Company entered into a promissory note agreement in the amount of $40,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 4, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee. This note is currently in default due to non payment of principal and interest. The note is unsecured.

In May of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before July 8, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

In May of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before July 8, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

In June of 2018, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 12, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

In June of 2018, the Company entered into a convertible promissory note agreement in the amount of $500 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 12, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

Note Conversions

A lender who had a convertible promissory note outstanding with a principal balance of $15,000 elected to convert the principal balance of the note plus accrued interest into 10,507,947 shares of the Company’s common stock. The remaining principal balance of this note was $0 at June 30, 2018.

Shareholder Loans

At June 30, 2018 the Company had six loans outstanding to its CEO totaling $19,783, consisting of a loan in the amount of $11,983 with a 6% annual rate of interest, a loan in the amount of $1,500 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005, a loan in the amount of $2,600 at 1% rate of interest, a loan in the amount of $3,000 at 1% rate of interest, a loan in the amount of $500 at 1% rate of interest and a loan in the amount of $200 at 1% rate of interest.

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

In April of 2018, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director. Under the terms of the agreement, the Company agreed to compensate the individual via payment of 23,000,000 restricted shares of its common stock, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individual for preapproved expenses.

In April of 2018, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director. Under the terms of the agreement, the Company agreed to compensate the individual via payment of 23,000,000 restricted shares of its common stock, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individual for preapproved expenses.

In April of 2018, the Company paid one of its consultants 22,8333,000 of its restricted common stock in lieu of $15,983 cash for various technology consulting services and research into certain technologies for use in the Company’s operations.

In April of 2018, the Company issued 25,000,000 shares of restricted common stock to one of its consultants. The Company believes that the consultant has provided services at below market rates of compensation and on favorable terms to the Company, including a willingness to defer being paid cash for services for periods of time. The shares were paid both as a partial adjustment to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company under terms that are favorable to the Company.

In April of 2018, the Company issued 1,500,000 shares of restricted common stock to one of its consultants. The Company believes that the consultant has provided services at below market rates of compensation and on favorable terms to the Company, including a willingness to defer being paid cash for services for periods of time. The shares were paid both as a partial adjustment to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company under terms that are favorable to the Company.

In April of 2018, the Company issued a consultant 8,000,000 shares of restricted common stock for providing various project management services related to the Company’s shipwreck exploration and recovery services. The Company  believes that the consultant has provided services at below market rates of compensation and on favorable terms to the Company, including a willingness to defer being paid cash for services for periods of time. The shares were paid both as a partial adjustment to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company under terms that are favorable to the Company.

In April of 2018, the Company entered into agreements with six separate individuals to either join or rejoin the Company’s advisory council. Under the advisory council agreements all of the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisors shares of the Company’s restricted common stock including 5,000,000 to one of the advisors, 4,000,000 shares each to three of the advisors, 2,000,000 shares to one of the advisors, and 1,000,000 shares to one of he advisors, an aggregate total of 20,000,000 restricted shares. According to the agreements each of the advisors’ shares vest at a rate of 1/12 th of the amount per month over the term of the agreement. If any of the advisors or the Company terminates the advisory council agreements prior to the expiration of the one year terms, then each of the advisors whose agreement has been terminated has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

In April of 2018, the Company agreed to provide to an individual who had previously joined the Company’s advisory council an additional 5,000,000 shares of restricted common stock for extending the advisory council agreement and for efforts above and beyond the services agreed to in the original advisory council agreement.

In April of 2018, the Company entered into a consulting agreement with an individual for the purpose of contract management in the fields of film and media. Under the terms of the agreement the Company issued 500,000 million shares of its restricted common stock to the consultant for services. The Company also agreed to reimburse the consultant for pre-approved expenses incurred in conjunction with the performance of the services.

In April of 2018, the Company entered into a consulting agreement with a consultant to advise the Company regarding certain technologies. The Company issued 1,000,000 shares of its restricted common stock to the consultant for the services. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals works-made-for-hire under U.S. copyright law and such works shall be the property of the Company.

In April of 2018, the Company entered extend a previous consulting agreement with an individual for the purpose of contract management in the fields of film and media. Under the terms of the agreement the Company issued 3,500,000 million shares of its restricted common stock to the consultant for services. The Company also agreed to reimburse the consultant for pre-approved expenses incurred in conjunction with the performance of the services.

In June of 2018, the Company agreed to issue 500,000 shares as a bonus to one of its archeological consultants.

In June of 2018, the Company agreed to issue 500,000 shares as a bonus to one of its independent contractors involved in its diving operations.

In June of 2018, the Company agreed to issue 500,000 shares as a bonus to one of its business advisory consultants.

In June of 2018, the Company agreed to issue 500,000 shares as a bonus to one of its business advisory consultants.

In June of 2018, the Company agreed to issue 500,000 shares as a bonus to one of its advisory council members

In June of 2018, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 2,000,000 shares of restricted common stock. According to the agreements the advisor’s shares vest at a rate of 333,333 shares per month over the term of the agreement.  If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for pre approved expenses.

In June of 2018, the Company entered into a consulting agreement with a consultant to advise the Company regarding certain technologies. The Company issued 6,000,000 shares of its restricted common stock to the consultant for the services. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals are the property of the Company.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to periodically provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies as requested by the Company and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services on an as needed basis. The services are provided under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2018 the Company owed the related party limited liability company $2,435 for services rendered.

The Company has an agreement to pay an individual a minimum monthly fee of $2,500 per month for archeological consulting services.

The Company has an informal consulting agreement to pay an individual a minimum of $5,000 per month for business advisory, strategic planning and consulting services, assistance with financial reporting, IT management, and administrative services. The Company also agreed to reimburse the consultant for expenses. The agreement may be terminated by the Company or the consultant at any time.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2018 the Company has had extensive dealings with related parties including the following:

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

In January of 2018 the Company repaid $26,250 or principal and $505 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At June 30, 2018 the principal balance of the note was $0.

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

In April of 2018, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 4, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

In April of 2018, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director. Under the terms of the agreement, the Company agreed to compensate the individual via payment of 23,000,000 restricted shares of its common stock, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individual for preapproved expenses.

In April of 2018, the Company extended the term of a previous agreement with an individual who is related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director. Under the terms of the agreement, the Company agreed to compensate the individual via payment of 23,000,000 restricted shares of its common stock, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individual for preapproved expenses.

In April of 2018, the Company’s CEO provided a loan to the Company in the amount of $400. The loan pays interest at the rate of 1% per annum. The loan was due on or before May 4, 2018. This loan is currently in default due to non payment of principal and interest.

In April of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 11, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

In April of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 15, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee and a $1,250 financing fee. This note was repaid and the balance owed at June 30, 2018 was $0.

In April of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 4, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee. This note is currently in default due to non payment of principal and interest. The note is unsecured.

In April of 2018 the Company repaid $25,000 of principal and $479 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At June 30, 2018 the principal balance of the note was $0.

In May of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before July 8, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

In March of 2017, the Company repaid $440 in principal plus $3 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at June 30, 2018 was $0.

In March of 2017, the Company repaid $500 in principal plus $4 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at June 30, 2018 was $0.

In May of 2018, the Company’s CEO provided a loan to the Company in the amount of $4,000. The loan pays interest at the rate of 1% per annum. This loan was repaid and the balance owed at June 30, 2018 was $0.

In March of 2017, the Company repaid $400 in principal plus $1 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at June 30, 2018 was $0.

In May of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before August, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

In June of 2018, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 12, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

In June of 2018, the Company’s CEO provided a loan to the Company in the amount of $200. The loan pays interest at the rate of 1% per annum. The loan was due on or before July 14, 2018. This loan is currently in default due to non payment of principal and interest.

In June of 2018, the Company entered into a convertible promissory note agreement in the amount of $500 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 12, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to periodically provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies as requested by the Company and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services on an as needed basis. The services are provided under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2018 the Company owed the related party limited liability company $2,435 for services rendered.

At June 30, 2018 the following promissory notes and shareholder loans were outstanding to related parties:

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

A convertible promissory note payable dated April 4, 2018, in the amount of $3,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 4, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

A convertible promissory note payable dated April 11, 2018, in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 11, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

A convertible promissory note payable dated May 8 2018, in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before July, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

A convertible promissory note payable dated May 30 2018, in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 30, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

A convertible promissory note payable dated June 12, 2018, in the amount of $3,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 12, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

A loan to the Company in the amount of $200 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before July 14, 2018. This loan is currently in default due to non payment of principal and interest.

A convertible promissory note payable dated June 20, 2018, in the amount of $500 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 12, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2018:

Subsequent to June 30, 2018 the Company sold or issued shares of its common stock as follows (unaudited):

(i)	sales of 57,897,814 shares of common stock for proceeds of $49,751, used for general corporate purposes, working capital and the repayment of debt.

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

Obtaining permits and entering into agreements with governmental and quasi-governmental agencies to conduct historic shipwreck exploration and recovery operations is generally a very complex, time consuming, and expensive process. Furthermore, the process of entering into agreements and/or obtaining permits may be subject to lengthy delays, possibly in excess of a year. Some governmental agencies may refuse to issue permits to the Company for recovery of artifacts or intentionally delay the permitting process.

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

Moreover, there is the possibility that should the Company be successful in locating and salvaging artifacts that have significant archeological and/or monetary value, that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. Such litigation, if it were to occur, would more than likely be very expensive. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site, there is a risk of theft of such items at sea, both before or after the recovery or while the artifacts are in transit to a safe destination, as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. The Company does have plans for security at sea, but may never implement such plans. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work.

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

●
The Company continues to review revenue producing opportunities including joint ventures with other companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors.

●
The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company may develop its own proprietary technology or work with third parties to develop technology to aid in its exploration and recovery operations, which will require additional time and financing.

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

On July 28, 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit was active for three years from the date of issuance and is currently still in a renewal stage. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site and will likely continue to hamper operations in the future. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. A Permit for one of the additional areas was given to the Company on July 6th, 2016 and identified as Area 1. Area 1 has become the Company’s primary focus because of mag survey work and the amount of shipwreck material found there.

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

At June 30, 2018, the Company had a working capital deficit of $1,389,723. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2018.

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

The Company’s lack of operating cash flow and reliance on the sale of its commons stock and loans to fund operations is extremely risky. If the Company is unable to continue to raise capital or obtain loans or other financing on terms that are acceptable to the Company, or at all, then it is highly likely that the Company will be forced to cease operations. If the Company ceases its operations, then it is very highly likely that all capital invested in and/or borrowed by the Company will be lost.

Summary of Six Months Ended June 30, 2018 Results of Operations

Net losses for the six month period ended June 30, 2018 were $714,057 versus $560,836 for the six month period ended June 30, 2017, an increase of approximately 27%. The increase in net losses in 2018 was primarily due to increases in consulting and contractor expenses, travel and entertainment expenses and professional fees. During the six month period ended June 30, 2018, consulting and contractor fees were $430,159 compared to $186,947 during the six month period ended June 30, 2017. The approximate 130% increase in consulting and contractor fees in 2018 was largely a result of stock based compensation being paid to several consultants for strategy and business consulting, advisory council, financial reporting, technology consulting and research, operations, archeological services as well as the payment of Board of Directors’ fees. Independent contractor fees also increased as the Company geared up for the summer diving season. The Company expensed certain stock based compensation fees as opposed to amortizing them resulting in an increased expense during the period as compared to the same period in 2017. Travel and entertainment expenses for the six month period ended June 30, 2018 were $36,587 versus $17,999 for the six month period ended June 30, 2017, an increase of approximately 103%. The increase in travel and entertainment was primarily due to increased travel by the Company’s Management both for operational purposes and for a higher volume of meetings with shareholders, investors, advisors and other stakeholders. Additionally the Company paid for increased travel for some independent contractors involved in the operations. During the six month period ended June 30, 2018 the Company incurred professional fees related expenses of $35,726 versus $22,204 during the six month period ended June 30, 2017, an increase of approximately 61%. Professional fees increased as a result of increases in accounting and audit fees. During the six month period ended June 30, 2018 the Company incurred vessel related expenses of $23,105 versus vessel related expenses of $44,389 during the same period in 2017, a decrease of approximately 48%. The Company did not incur as many significant expenses for repairs to the main salvage vessel during period ended June 30, 2018, there was some maintenance and light repair work completed however the Company believes that extensive repairs will be needed in the foreseeable future on both the main salvage vessel and some lighter repairs on other vessels that the Company intends to utilize in its exploration efforts. The general and administrative expenses for the period ended June 30, 2018 were $42,696 compared to $46,451 for the period ended June 30, 2017, a decrease of approximately 8%. Rent expense was $19,085 in 2018 versus $20,574 in 2017, a 7% year-over-year decrease. Interest expense for the six month period ended June 30, 2018 was $109,707 versus $189,685 for the six month period ended June 30, 2017, a decrease of approximately 42%. Interest expense decreased in 2018 due to the impact of fair value measurement of various convertible notes.

Summary of Three Months Ended June 30, 2018 Results of Operations

The Company’s net loss for the three month period ended June 30, 2018 was $452,794 as compared to a net loss of $239,854 during the three month period ended June 30, 2017, an increase of approximately 89%. The increase in net losses in 2018 was primarily due to increases in consulting and contractor expenses, travel and entertainment expenses and professional fees. During the three month period ended June 30, 2018 consulting and contractor fees were $283,383 as compared to $65,834 for the three month period ended June 30, 2017. The approximate 330% decrease in consulting and contractor fees in in 2018 was largely a result of stock based compensation being paid to several consultants for strategy and business consulting, advisory council, financial reporting, technology consulting and research, operations, archeological services as well as the payment of Board of Directors’ fees. Independ contractor fees also increased as the Company geared up for the summer diving season. The Company expensed certain stock based compensation fees as opposed to amortizing them resulting in an increased expense during the period as compared to the same period in 2017. The Company incurred travel and entertainment expenses of $19,157 during the three month period ended June 30, 2018 as compared to $7,555 during the three month period ended June 30, 2017, an approximate 154% decrease on a quarter-over-quarter basis. The increase in travel and entertainment was primarily due to increased travel by the Company’s Management both for operational purposes and for a higher volume of meetings with shareholders, investors, advisors and other stakeholders. Additionally the Company paid for increased travel for some independent contractors involved in the operations. During the three month period ended June 30, 2018, professional fees were $4,024 as compared to $12,131 during the three month period ended June 30, 2017, an increase of approximately 201%. Professional fees increased as a result of increases in accounting and audit fees and the timing of the payment of some of the fees. The general and administrative expenses for the period ended June 30, 2018 was $25,348 compared to $13,908 for the period ended June 30, 2017, a quarter-over-quarter increase of approximately 82%. Vessel maintenance and dockage was $15,265 during the three month period ended June 30, 2018 versus $31,364 during the same period in 2017. As the Company ramped up operations in 2017 its main salvage vessel required extensive repair and maintenance work. The Company did not incur significant expenses for repairs to the main salvage vessel during the three month period ended June 30, 2018, however the Company believes more extensive repairs will be needed in the foreseeable future on both the main salvage vessel and other vessels that the Company intends to utilize in its exploration efforts. Interest expense decreased to $78.568 during the three month period ended June 30, 2018 from $101,692 during the three month period ended June 30, 2017, a decrease of approximately 23%. The decrease in interest expense was due to the impact of fair value measurement of various convertible notes.

Liquidity and Capital Resources

At June 30, 2018, we had cash in the bank of $23,548. During the six month period ended June 30, 2018 we incurred a net loss of $714,057. At June 30, 2018, we had $52,701 in current assets and $1,442,424 in current liabilities, leaving us a working capital deficit of $1,389,723.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended June 30, 2018. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely onerous, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are significant ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck exploration and recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

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

If we are unable to secure additional financing, the Company's business may fail and our stock price will likely be materially adversely affected and our common stock may become worthless.

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and a recurring source of cash flows the Company does not have reliable cash flows to pay its expenses and fund its operations.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $714,057 for the six month period ended June 30, 2018 and $560,836 for the six month period ended June 30, 2017. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is highly speculative with a very high chance of a total loss of all invested capital.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2017 and 2016 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the six month periods ended June 30, 2018 and 2017, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our financial results as of June 30, 2018 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended June 30, 2018 and 2017).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2018.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of June 30, 2018 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2018, the Company issued or agreed to issue 144,083,000 shares of its restricted common stock for various consulting services for Directors’ fees, dive operations, financial reporting, strategic business consulting, technology consulting and research, advisory council fees, archeological and business advisory fees, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended June 30, 2018, the Company entered into subscription agreements to sell 125,642,857 shares of its restricted common stock in exchange for proceeds of $106,550. The proceeds received were used for general corporate purposes, working capital and the repayment of debt. The Company also agreed to issue a total of 8,000,000 of its restricted common stock as loan origination fees related to two convertible note agreements.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended June 30, 2018, the Company did not issue any securities for the conversion of promissory notes or debt. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

SEAFARER EXPLORATION CORP.

Date: August 14, 2018	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2018	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 14, 2018	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director