Form 10-Q
period 2018-09-30
SEAFARER EXPLORATION CORP
filed 2018-11-19
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes ☐ No ☑

As of November 15, 2018, there were 3,417,109,917 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended September 30, 2018

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS
 (Unaudited)

	September 30,	December 31,
	2018	2017
Assets

Current assets:
Cash	$-	$62,609
Prepaid expenses	11,385	32,227
Deposits and other receivables	750	750
Total current assets	12,135	95,586

Property and equipment, net	-	20,308
Investment in P & S, Inc.	78,000	-

Total assets	$90,135	$115,894

Liabilities and Stockholders' Deficit

Current liabilities:
Overdraft	$3,000	$-
Accounts payable and accrued expense	475,086	279,288
Convertible notes payable, net of discounts of $428 and $-0-	5,572	-
Convertible notes payable, related parties, net of discounts of $4,192 and $-0-	9,808	-
Notes payable, net of discounts of $20,012 and $35,844	159,988	144,156
Convertible notes payable, in default	451,300	470,300
Convertible notes payable, in default - related parties	341,000	234,500
Shareholder loan	19,038	20,023
Notes payable, in default	93,546	30,000
Notes payable, in default - related parties	18,500	43,750
Total current liabilities	1,576,838	1,222,017

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at September 30, 2018 and December 31, 207	-	-
Series B - 60 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value - 2,900,000,000 shares authorized; 3,278,370,004 and
2,784,317,155 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	327,826	278,432
Additional paid-in capital	12,872,255	12,293,080
Accumulated deficit	(14,686,794)	(13,677,635)
Total stockholders' deficit	(1,486,703)	(1,106,123)
Total liabilities and stockholders' deficit	$90,135	$115,894

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Expenses:
Consulting and contractor expenses	148,016	120,332	578,175	307,279
Vessel maintenance and dockage	14,890	19,558	37,995	63,947
Professional fees	11,224	30,450	46,950	52,654
General and administrative expense	11,604	8,383	54,300	54,834
Depreciation expense	3,508	8,496	20,500	25,488
Rent expense	6,690	10,134	25,775	30,708
Sureying and mapping	-	65	-	15,660
Travel and entertainment expense	13,500	11,963	50,087	29,962
Total operating expenses	209,432	209,381	813,782	580,532

Loss from operations	(209,432)	(209,381)	(813,782)	(580,532)

Other expense:
Interest expense	(85,670)	(50,023)	(195,377)	(239,708)
Loss on extinguishment of debt		(2,638)	-	(2,638)
Total other expense	(85,670)	(52,661)	(195,377)	(242,346)
Net loss	$(295,102)	$(262,042)	$(1,009,159)	$(822,878)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	2,943,435,416	2,674,513,691	3,012,566,490	2,509,890,081

See notes to condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2018	2017
Operating activities
Net loss	$(1,009,159)	$(822,878)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	20,308	25,488
Amortization of beneficial conversion feature
of the notes payable	113,283	34,984
Interest expense on converted debt	-	101,369
Common stock issued for services	185,683	174,400
Common stock issued for loan fees	51,974	35,541
Decrease (increase) in:
Prepaid expenses and deposits	21,034	(9,806)
Decrease in shareholder advance
Increase (decrease) in:
Accounts payable and accrued expenses	195,798	(15,160)
Net cash used in operating activities	(421,079)	(476,062)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase in bank overdraft	3,000	-
Proceeds from the issuance of common stock	196,851	378,500
Proceeds from the issuance convertible notes payable	12,000	68,000
Payments on convertible notes payable	(10,000)
Proceeds from the issuance convertible notes payable, related
party	120,500	-
Proceeds from note payable	69,546	2,673
Payments on notes payable	(6,000)
Payments on notes payable related party	(26,250)
Advances from shareholder	8,870	14,040
Payments to shareholders	(9,855)	(11,700)
Net cash provided by financing activities	358,662	451,513

Net decrease in cash	(62,609)	(24,549)

Cash - beginning	62,609	24,549
Cash - ending	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Convertible debt converted and accrued interest to common
stock	$150,000	$166,521
Acquisition of 60,000,000 common sharres of P & S, Inc	$78,000	$-

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the twelve months ended December 31, 2017, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2018 or for any future period.

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

NOTE 2 - GOING CONCERN

These unaudited condensed financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has sustained net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 19, 2018. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future.

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

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no dilutive common stock equivalents outstanding at September 30, 2018 and 2017.

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

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Diving vessel	$326,005	$326,005
Equipment	32,420	32,420
Less accumulated depreciation	(358,425)	(338,117)
	$0	$20,308

Depreciation expense for the nine month period ended September 30, 2018 was $20,308 and $25,488 for the nine month period ended September 30, 2017. Depreciation expense for the three month period ended September 30, 2018 was $3,508 and $8,496 for the three month periods ended September 30, 2017.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine month periods ended September 30, 2018 and 2017.

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

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017
Net loss attributable to common stockholders	$(287,607)	$(262,042)

Weighted average shares outstanding:
Basic and diluted	3,036,145,467	2,674,513,691

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Components of loss per share for the nine months ended September 30, 2018 and 2017 are as follows:

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net loss attributable to common stockholders	$ (1,001,664)	$(822,878)

Weighted average shares outstanding:
Basic and diluted	2,906,438,618	2,509,890,081

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 5 – INVESTMENT IN PROBABILITIES AND STATISTICS, INC.

The Company entered into a share exchange agreement with Probabilities and Statistics, Inc. (“P&S”), a privately held corporation, on August 28, 2018.

Under the terms of the share exchange agreement, the Company agreed to issue 60,000,000 shares of its restricted common stock to P&S in exchange for 10,000 common shares of P&S. All shares issued by both parties under the agreement have all rights and entitlements as the common stock of every other shareholder of such share class.

The investment in P&S was valued at $78,00. The value of the investment in P&S was accounted for as the total value of the Company’s shares issued to P&S on the date of the share exchange agreement.

NOTE 6 – CAPITAL STOCK

The Company is authorized to sell or issue 3,900,0000,000 shares of common stock.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At September 30, 2018 and December 31, 2017, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.  As of September 30, 2018 and 2017, no shares of this preferred stock had been converted into shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the nine month period ended September 30, 2018.

At September 30, 2018 the Company had warrants to purchase a total of 33,000,000 shares of its restricted common stock outstanding:

Term	Amount	Exercise Price
11/20/12 to 11/20/22	4,000,000	$0.0050
09/18/15 to 09/18/20	4,000,000	$0.0030
09/10/17 to 09/10/19	15,000,000	$0.0250
09/10/17 to 09/10/19	10,000,000	$0.0250
	33,000.000

NOTE 7 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
(34.00)%	(34.00)%
37.96%	37.96%
(37.96)%	(37.96)%
0.00	0.00

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2018, and December 31, 2017, the Company’s only significant deferred income tax asset was an estimated net tax operating loss of $14,300,000 and $13,300,000 respectively, which is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2018 and December 31, 2017. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception, management does not anticipate that there is any income tax liability for past years. Management has evaluated tax positions in accordance with ASC 740 and has not identified any tax positions, other than those discussed above, that require disclosure.

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

Convertible Notes Payable

The following table reflects the convertible notes payable at September 30, 2018:

Issue Date:	Maturity Date	Principal Balance	Interest Rate	Conversion Rate
Convertible notes payable:
February 6, 2018	November 7, 2018	$6,000	6.00%	0.0006
Balance		$6,000

Convertible notes payable, related parties:
January 9, 2018	January 9, 2019	$12,000	6.00%	0.0006
August 27, 2018	February 27, 2019	$2,000	6.00%	0.0007
Balance		$14,000

Convertible notes payable, in default:
August 28, 2009	November 1, 2009	$4,300	10.00%	0.0150
April 7, 2010	November 7, 2010	$70,000	6.00%	0.0080
November 12, 2010	November 12, 2011	$40,000	6.00%	0.0050
October 31, 2012	April 30, 2013	$8,000	6.00%	0.0040
November 20, 2012	May 20, 2013	$50,000	6.00%	0.0050
January 19, 2013	July 30, 2013	$5,000	6.00%	0.0040
February 11, 2013	August 11, 2013	$9,000	6.00%	0.0060
September 25, 2013	March 25, 2014	$10,000	6.00%	0.0125
October 04, 2013	April 4, 2014	$50,000	6.00%	0.0125
October 30, 2013	October 30, 2014	$50,000	6.00%	0.0125
May 15, 2014	November 15, 2014	$40,000	6.00%	0.0070
October 13, 2014	April 13, 2015	$25,000	6.00%	0.0050
June 29, 2015	December 29, 2015	$25,000	6.00%	0.0030
September 18, 2015	March 18, 2016	$25,000	6.00%	0.0020
April 04, 2016	October 4, 2016	$10,000	6.00%	0.0010
July 19, 2016	July 19, 2017	$4,000	6.00%	0.0015
August 24, 2016	February 24, 2017	$20,000	6.00%	0.0010
March 6, 2018	September 6, 2018	$6,000	6.00%	0.0006
Balance		$451,300

Convertible notes payable - related parties, in default:
January 09, 2009	January 9, 2010	$10,000	10.00%	0.0150
January 25, 2010	January 25, 2011	$6,000	6.00%	0.0050
January 18, 2012	July 18, 2012	$50,000	8.00%	0.0040
January 19, 2013	July 30, 2013	$15,000	6.00%	0.0040
July 26, 2013	January 26, 2014	$10,000	6.00%	0.0100
January 01, 2014	July 17, 2014	$31,500	6.00%	0.0060
May 27, 2014	November 27, 2014	$7,000	6.00%	0.0070

July 21, 2014	January 25, 2015	$17,000	6.00%	0.0080
October 16, 2014	April 16, 2015	$21,000	6.00%	0.0045
July 14, 2015	January 14, 2016	$9,000	6.00%	0.0030
January 12, 2016	July 12, 2016	$5,000	6.00%	0.0020
May 10, 2016	November 10, 2016	$5,000	6.00%	0.0005
May 10, 2016	November 10, 2016	$5,000	6.00%	0.0005
May 20, 2016	November 20, 2016	$5,000	6.00%	0.0005
July 12, 2016	January 12, 2017	$5,000	6.00%	0.0006
January 26, 2017	March 12, 2017	$5,000	6.00%	0.0005
February 24, 2017	August 24, 2017	$25,000	6.00%	0.0075
August 16, 2017	September 16, 2017	$3,000	6.00%	0.0008
March 14, 2018	May 14, 2018	$25,000	6.00%	0.0007
April 4, 2018	June 4, 2018	$3,000	6.00%	0.0007
April 11, 2018	June 11, 2018	$25,000	6.00%	0.0007
May 30, 2018	August 30, 2018	$25,000	6.00%	0.0007
May 08, 2018	July 8, 2018	$25,000	6.00%	0.0007
June 12, 2018	September 12, 2018	$3,000	6.00%	0.0007
June 20, 2018	September 12, 2018	$500	6.00%	0.0007
Balance		$341,000

Balance, convertible notes payable		$500

Less: unamortized discounts		$4,620
		$807,680

Notes Payable

The following table reflects the notes payable at September 30, 2018:

Issue Date:	Maturity Date	Principal Balance	Interest Rate
Notes payable:
November 29, 2017	November 29, 2019	$105,000	2.06%
December 14, 2017	December 14, 2018	$75,000	6.00%
Balance		$180,000

Notes payable, in default:
April 27, 2011	April 27, 2012	$5,000	6.00%
June 23, 2011	August 23, 2011	$25,000	6.00%
October 23, 2017	November 23, 2017	$3,546	6.00%
March 7, 2018	April 15, 2018	$25,000	6.00%
April 20, 2018	May 4, 2018	$34,000	6.00%
August 21, 2018	September 21, 2018	$1,000	6.00%
Balance		$93,546

Notes payable - related parties, in default:
February 24, 2010	February 24, 2011	$7,500	6.00%
October 6, 2015	November 15, 2015	$10,000	6.00%
February 8, 2018	April 9, 2018	$1,000	6.00%
Balance		$18,500

Balance, notes payable		$292,046

Less: unamortized discounts		$20,012

		$272,034

Convertible Notes Payable and Notes Payable Issued in 2018

During the nine month period ended September 30, 2018 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

In January of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before March 2, 2018. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The Company agreed that if the note was not repaid in full by March 2, 2018 then the interest rate on the note would increase to 10% after that date until the note is paid in full and the Company would be obligated to pay an additional 1,000,000 shares of the Company restricted common stock to the related party lender. This note was repaid and the balance owed at September 30, 2018 was $0.

In February of 2018, the Company entered into a convertible promissory note agreement in the amount of $6,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before November 7, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share. This note is currently in default due to non payment of principal and interest.

In February of 2018, the Company entered into a promissory note agreement in the amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 9, 2018. This note was repaid and the balance owed at September 30, 2018 was $0.

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

In April of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 15, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee and a $1,250 financing fee. This note was repaid and the balance owed at September 30, 2018 was $0.

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

In August of 2018, the Company entered into a promissory note agreement in the amount of $1,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before September 21, 2018. The lender received 100,000 shares of the Company’s restricted common stock as a loan origination fee. This note is currently in default due to non payment of principal and interest. The note is unsecured.

In August of 2018, the Company entered into a convertible promissory note agreement in the amount of $2,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 27, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

Note Conversions

During the nine month period ended September 30, 2018 the following notes were converted into shares of the Company’s common stock:

A lender who had a convertible promissory note outstanding with a principal balance of $15,000 elected to convert the principal balance of the note plus accrued interest into 10,507,947 shares of the Company’s common stock. The remaining principal balance of this note was $0 at September 30, 2018.

Shareholder Loans

At September 30, 2018 the Company had eight loans outstanding to its CEO totaling $18,148, consisting of a loan in the amount of $10,068 with a 6% annual rate of interest, a loan in the amount of $1,500 at 6% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005, a loan in the amount of $1,200 at 1% rate of interest, a loan in the amount of $3,000 at 1% rate of interest, a loan in the amount of $500 at 1% rate of interest, a loan in the amount of $800 at 1% rate of interest, a loan in the amount of $480 at 1% rate of interest, and a loan in the amount of $600 at 1% rate of interest

Convertible Notes Payable and Notes Payable, in Default

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

From April to June 2018 the Company issued 15,000,000 shares of its restricted common stock to the holder of a promissory note dated March 7, 2018 as a financing fee for not repaying the loan.

In July of 2018, the Company entered into an assignment of rights agreement under which an individual agreed to assign all of the patent rights, including right, title and interest to an original inventive concept for a system for detecting precious metals buried beneath the ocean floor to the Company.

In July of 2018 the Company entered into an independent contractor agreement with an individual for social media and website management. Under the terms of the agreement the Company agreed to pay $25,000 and issue 5,000,000 shares of restricted common stock to the independent contractor for the services. Additionally the Company agreed to pay an additional 1,500,000 shares and $1,500 per month until the fee is paid in full and reimburse the independent contractor for pre approved expenses. The agreement is effective until the services are completed as determined by the Company. During the period ended September 30, 2018 the Company issued the independent contractor a total of 8,000,000 share its restricted common stock in conjunction with the independent contractor agreement.

In August of 2018 the Company agreed to issue 60,000,000 shares of its restricted common stock to a private corporation under a share exchange agreement (see Note 3, Investment in Probability and Statistics, Inc.).

In September of 2018 the Company entered into an independent contractor agreement with a limited liability company for technology development services. Under the terms of the agreement the Company agreed to pay $1,500 per month and reimburse the independent contractor for pre approved expenses. The agreement is effective until the services are completed as determined by the Company.

From July to September 2018 the Company issued 15,000,000 shares of its restricted common stock to the holder of a promissory note dated March 7, 2018 as a financing fee for not repaying the loan.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to periodically provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies as requested by the Company and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services on an as needed basis. The services are provided under the direction and supervision of the Company’s CEO.  At September 30, 2018 the Company owed the related party limited liability company $11,150 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2018 the Company owed the related party limited liability company $4,385 for services rendered.

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

NOTE 11 – LEGAL PROCEEDINGS

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

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com .. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff had set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion was also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2018.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2018 the Company has had extensive dealings with related parties including the following:

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

In January of 2018 the Company repaid $26,250 or principal and $505 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At September 30, 2018 the principal balance of the note was $0.

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

In April of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 15, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee and a $1,250 financing fee. This note was repaid and the balance owed at September, 2018 was $0.

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

In May of 2018, the Company repaid $440 in principal plus $3 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at September 30, 2018 was $0.

In May of 2018, the Company repaid $500 in principal plus $4 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at September 30, 2018 was $0.

In May of 2018, the Company’s CEO provided a loan to the Company in the amount of $4,000. The loan pays interest at the rate of 1% per annum. This loan was repaid and the balance owed at September 30, 2018 was $0.

In May of 2018, the Company repaid $400 in principal plus $1 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at September 30, 2018 was $0.

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

In July of 2018, the Company’s CEO provided a loan to the Company in the amount of $800. The loan pays interest at the rate of 1% per annum. The loan was due on or before August 11, 2018. This loan is currently in default due to non payment of principal and interest.

In July of 2018, the Company’s CEO provided a loan to the Company in the amount of $480. The loan pays interest at the rate of 1% per annum. The loan was due on or before August 19, 2018. This loan is currently in default due to non payment of principal and interest

In August of 2018, the Company entered into a convertible promissory note agreement in the amount of $2,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 27, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

During the three month period ended September 30, 2018 the Company repaid a total of $3,515 in to its CEO in order to fully or partially repay the principal balances of several loans that the CEO had previously provided to the Company.

In September of 2018, the Company’s CEO provided a loan to the Company in the amount of $600. The loan pays interest at the rate of 1% per annum. The loan was due on or before October 10, 2018. This loan is currently in default due to non payment of principal and interest.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to periodically provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies as requested by the Company and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services on an as needed basis. The services are provided under the direction and supervision of the Company’s CEO.  At September 30, 2018 the Company owed the related party limited liability company $11,150 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2018 the Company owed the related party limited liability company $4,385 for services rendered.

At September 30, 2018 the following promissory notes and shareholder loans were outstanding to related parties:

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

A loan in the amount of $10,068 due to the Company’s CEO. The loan is unsecured and pays interest at a 6% per annum.

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

A loan in the amount of $500 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before April 6, 2018. This loan is currently in default due to non payment of principal and interest.

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

A loan in the amount of $800 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before August 11, 2018. The loan is currently in default.

A loan in the amount of $480 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before August 19, 2018. The loan is currently in default.

A convertible promissory note payable dated August 27, 2018, in the amount of $2,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 27, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

A loan in the amount of $600 due to the Company’s CEO. The loan pays interest at the rate of 1% per annum. The loan was due on or before October 10, 2018. The loan is currently in default.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018 the Company sold or issued shares of its common stock as follows:

(i)	sales of 38,125,000 shares of common stock for proceeds of $30,500, used for used for general corporate purposes, working capital and the repayment of debt.
(ii)	issuance of 83,863,363 shares of common stock for services valued in the aggregate amount of $89,136;
(iii)
issuance of 6,251,550 shares of common stock for conversion and satisfaction of debt in the amount of $3,546; and (iv) issuance of 10,500,000 shares of common stock for loan financing fees in the amount of $6,150.
(Unaudited)_

In October of 2016, the Company entered into agreements with two individuals to join the Company’s Board of Directors. Under the  agreements, the Directors each agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Director.  Under the terms of the agreement, the Company agreed to pay each of the Directors 20,000,000 restricted shares of its common stock and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Director for pre-approved expenses.

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

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by inclement weather, sea conditions or other natural hazards. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur, and already have occurred, that adversely affect the Company’s operations. For safety reasons, the Company chooses to not work in seas over three feet. To date in 2018 the Company has had limited days to work because the seas have generally been over three feet. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes or to settle other loans and debt, may cause a significant decline in the market price of the Company’s securities. Regulatory agencies are also making it difficult for broker dealers to accept stock certificates from issuers of low priced stocks, even though the issuer is fully reporting and current.

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

●
The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors.

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

The Company had previously obtained a recovery permit for the Juno Beach site from the State of Florida. The recovery permit expired in April of 2014. On March 4, 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices on July 7, 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site. The Company is in the process of renewing the recovery permit, as of the filing of this report the permit application has not been filed.

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

Limited Operating History

The Company has not currently generated any revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future. Management believes that it is strategically important to attempt to develop revenue opportunities in the future to help offset the Company’s negative cash flow from operations and the necessity of raising capital.

The Company’s working capital deficit increased from $1,389,723 at June 30, 2018 to $1,564,703 at September 30, 2018. This increase in the Company’s working capital deficit is very risky. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 19, 2018.

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

Summary of Nine Months Ended September 30, 2018 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2018 was $1,009,159 as compared to a net loss of $822,878 during the nine month period ended September 30, 2017, an increase of approximately 22.6%. The increase in net losses in 2018 was primarily due to increases in consulting and contractor expenses and travel and entertainment expenses. During the nine month period ended September 30, 2018, the Company incurred consulting and contractor fees of $578,175 versus $307,279 during the nine month period ended September 30, 2017, an increase of approximately 88%. The approximate 88% increase in consulting and contractor fees in 2018 was largely a result of stock based compensation being paid to several consultants for strategy and business consulting, advisory council, financial reporting, technology consulting and research, operations, archeological services as well as the payment of Board of Directors’ fees. Travel and entertainment expenses for the nine month period ended September 30, 2018 were $50,087 versus $29,962 for the nine month period ended September 30, 2017, an increase of approximately 67%. The increase in travel and entertainment was primarily due to increased travel by the Company’s Management and consultants both for operational purposes and for a higher volume of meetings with shareholders, investors, advisors and other stakeholders. Additionally, the Company paid for increased travel for some independent contractors involved in the operations. Interest expense for the nine month period ended September 30, 2018 was $195,377 versus $239,708 for the same period in 2017. Interest expense decreased by approximately 18.5% in 2018. Interest expense decreased in 2018 due to the impact of the valuation of certain convertible notes. During the nine month period ended September 30, 2018 the Company incurred vessel related expenses of $37,995 versus $63,947 during the same period in 2017, a decrease of approximately 41%. The Company did incur some expenses for repairs to the main salvage vessel during period ended September 30, 2018, and the Company also put off making some repairs however the Company believes that extensive repairs will be needed in the foreseeable future on both the main salvage vessel and some lighter repairs on other vessels that the Company intends to utilize in its exploration efforts. The general and administrative expenses for the period ended September 30, 2018 were $54,300 compared to $54,834 for the period ended September 30, 2017, a decrease of approximately 1%. Surveying and site mapping expense was $0 during the nine month period ended September 30, 2018 as compared to $15,660 during the same period in 2017. In 2017 the Company paid a third party to provide proprietary information regarding locations of potential shipwreck material using a satellite based technology. During the nine month period ended September, 2018 the Company incurred professional fees related expenses of $46,950 versus $52,654 during the nine month period ended September 30, 2017, a decrease of approximately 11%. Rent expense was $25,775 during the nine month period ended September 30, 2018 versus $30,708 during the nine month period ended September 30, 2017, an approximate decrease of 16%.

Summary of Three Months Ended September 30, 2018 Results of Operations

The Company’s net loss for the three month period ended September 30, 2018 was $295,102 as compared to a net loss of $262,042 during the three month period ended September 30, 2017, an increase of approximately 12.6%. The increase in net losses in 2018 was primarily due to increases in consulting and interest expense and consulting and contractor expenses. Interest expense for the three month period ended September 30, 2018 was $85,670 versus $50,023 for the three month period ended September 30, 2017. Interest expense increased in 2018 due to the impact of the valuation of certain convertible notes. During the three month period ended September 30, 2018, the Company incurred consulting and independent contractor related expenses of $148,016 versus $120,332 during the three month period ended September 30, 2017, an increase of approximately 23%. The increase in consulting and contractor expenses was largely due to the Company engaging additional consultants related to certain business development opportunities. During the three month period ended September 30, 2018, the Company incurred travel and entertainment expenses of $13,500 versus $11,963 during the three month period ended September 30, 2017, an increase of approximately 12.9%. During the three month period ended September 30, 2018, the Company’s general and administrative expenses were $11,604 as compared to $8,383 during the three month period ended September 30, 2017, a increase of approximately 38.4%. During the three month period ended September 30, 2018, the Company incurred professional fees of $11,224 as compared to $30,450 during the three month period ended September 30, 2017, a decrease of approximately 63%. During the three month period ended September 30, 2018, the Company incurred vessel related expenses of $14,890 versus $19,558 during the three month period ended September 30, 2017, a decrease of approximately 23.9%. The Company did incur some expenses for repairs to the main salvage vessel during period ended September 30, 2018, and the Company also put off making some repairs however the Company believes that extensive repairs will be needed in the foreseeable future on both the main salvage vessel and some lighter repairs on other vessels that the Company intends to utilize in its exploration efforts.

Liquidity and Capital Resources

At September 30, 2018, we had cash in the bank of $0. During the nine month period ended September 30, 2018 we incurred a net loss of $1,009,159. At September 30, 2018, we had $12,135 in current assets and $1,576,838 in current liabilities, leaving us a working capital deficit of $1,564,703.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended September 30, 2018. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely onerous, especially given that the Company does not currently generate any revenues and does not expect to generate any significant revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck exploration and recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2017 and 2016 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the nine month periods ended September 30, 2018 and 2017, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our financial results as of September 30, 2018 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $813,782 for the nine month period ended September 30, 2018 and $580,532 for the nine month period ended September 30, 2017. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended September 30, 2018 and 2017).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2018.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of September 30, 2018 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2018.

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

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com .. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff had set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion was also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2018.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2018, the Company issued or agreed to issue 8,000,000 shares of its restricted common stock for website development and maintenance consulting services, etc. The Company also issued or agreed to issue 15,000,000 shares of its restricted common shares as financing fees related to a loan agreement from March of 2018. The Company also agreed to issue 60,000,000 shares of its restricted common stock under a share exchange agreement with a private company. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2018, the Company entered into subscription agreements to sell 79,219,242 shares of its restricted common stock in exchange for proceeds of $65,301. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

SEAFARER EXPLORATION CORP.

Date: November 19, 2018	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 19, 2018	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 19, 2018	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 19, 2018	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 19, 2018	By:	/s/ Bradford Clark
Bradford Clark, Director