Form 10-K
period 2018-12-31
SEAFARER EXPLORATION CORP
filed 2019-04-16
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-K
______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SEAFARER EXPLORATION CORP.

(Exact name of registrant as specified in its charter)

Florida	90-0473054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $7,175,851 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2019 the Registrant had 3,942,094,084 outstanding shares of its common stock, $0.0001 par value.

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

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. ("the Company" or "Seafarer"), a Florida Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company's principal business plan is to develop the infrastructure to engage in archaeological research, archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks and to eventually monetize the recovery of the shipwrecks without selling the treasure. The business plan includes in-depth archival research and translation of historical documents from archives and repositories from around the world.

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

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future wreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed. Additional scientists have been hired as consultants to assist in these endeavors.

Additionally, the Company is reviewing a few business opportunities that may allow it to eventually generate revenue streams to support the operational expenses of Seafarer. Seafarer has also acquired a 1% ownership stake in Probability and Statistics, Inc. (P&S) for an exchange of Seafarer’s restricted stock (See Note 5). The Company also has a commission only contract with P&S for any business it brings to P&S. The Company has received a dividend payment from P&S in the amount of $1,500.

No Revenue and Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the necessary infrastructure and technology for the actual investigation of historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 15, 2019. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

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

The Company believes it may eventually be conducting archaeological research around the world and potentially supporting governmental or quasi-governmental organizations, universities and affiliated research groups and private research entities in the documentation and survey of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to the country of origin, the State of Florida, university researchers, and other responsible academic parties upon reasonable request.

In addition to the research, there is ongoing education of personnel involved in operations with the Company. College level courses in archaeology are being periodically taught in a program to help educate the personnel in context, work methodology, documentation, and conservation. It is the Company’s intent to have the highest educated personnel possible and eventually have all divers certified. The Company works with archaeologists to further insure all sensitive archaeological guidelines are met or exceeded.

The Company in the past has constantly investigated various technologies and non-scientific equipment to help better explore or document our sites. To present date, nothing has been proven to work. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which will result in extra expenses to the Company.

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

There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a speculative business venture. There is also significant expense involved in research and ongoing educational programs. Research expenses involve paying scientists for translations, and research dues and fees for various historical entities such as archives, travel and accommodations, and research materials.

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The ability to deposit restricted shares has also become increasingly more difficult during the year ended December 31, 2018. Furthermore, the sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market prices of the Company’s securities. Also, because the Company primarily finances the operations with the sale of securities, an increase to the authorized shares may need to be done from time to time.

Accordingly, an investment in Seafarer’s securities is speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consult with professional advisers before making an investment in our securities.

Competition

There are a number of competing entities who are engaged in various aspects of the exploration and salvage of historic shipwrecks, and in the future other competitors may emerge. Some of these companies are publicly traded companies and there are a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be in this business as well. Some of these entities may be better capitalized and may have greater resources to devote to the pursuit of locating and salvaging historic shipwrecks. Many of these competing entities may also have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company is at a material competitive disadvantage as compared to competing entities that are better capitalized, have more resources and/or who possess greater experience in the business.

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi-stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. Without significant revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in or borrowed by the Company would be lost.

In addition, the expenses associated with operating a small publicly traded company engaged in the historic shipwreck recovery business are exorbitantly high. The cost of operations may include the cost of buying or leasing a vessel, regular vessel maintenance and upkeep, ongoing vessel repairs due to wear and tear and damage by natural or human causes, docking fees, fuel, upgrades, equipment costs, personnel costs, insurance, registration costs, permitting, temporary lodging and provisions for divers and other personnel, etc. In addition to the operations expenses, a publicly traded company also incurs the significant recurring costs of maintaining publicly traded status, which include, but are not limited to administrative, accounting, audit, executive, legal, etc. These combined expenses are particularly burdensome for a smaller public company. The recurring expenses associated with being a publicly traded company focused on the exploration and recovery of historic shipwrecks may cause the Company to be at a significant competitive disadvantage when compared to some of its competitors who are private companies or public companies who are not fully reporting.

If the Company is unable to secure additional financing or meaningful revenues, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in dilution or reduction in the value of the Company’s securities.

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. As discussed in Note 2 to our financial statements for the year ended December 31, 2018 and 2017, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Based on our financial results as of December 31, 2018, there are substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s net losses from were $1,277,184 for the year ended December 31, 2018 and $999,847 for the year ended December 31, 2017. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

There is a possibility that new governmental regulations could be enacted at any time at the international, federal or state level that would make it impossible for the Company to continue to attempt to locate and salvage historic shipwrecks. Governmental regulation at all levels may substantially increase the costs and expenses incurred by the Company to obtain permits and agreements and comply with the regulations and represent a significant risk to the Company and all companies engaged in the commercial exploration and recovery of historical shipwrecks. There is a possibility that governmental regulation could be enacted that would make it impossible for the Company to conduct commercial exploration and recovery of historic shipwrecks anywhere in the world.

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

The Company has been engaged in various litigations (See “Item 3 Legal Proceedings” below). We could be subject to future litigations, although none are known or expected, that could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition, which the Company does not foresee and none currently exist.

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

Other factors that may hinder the Company’s ability to conduct year round operations include a lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi-governmental agencies, and the inability to locate and retain skilled, competent and experienced personnel. Permits were renewed in Area 1 and Area 2 of Melbourne Beach for a period of 3 years. During down times, the Company's operations personnel may, among other duties, spend time researching sites, reviewing site plans, maps, charts, and other related information and performing maintenance, overhaul, cleaning, etc.

Juno Beach Shipwreck Site

The Company has previously performed some exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company had previously obtained a recovery permit from the State of Florida for the Juno Beach site. The recovery permit expired in April of 2014. In March of 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices in July 7 of 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site (See Item 3 below). The Company is preparing to attempt to renew the permit, however there is no guarantee that a renewal permit will be issued to the Company.

The Company believes it is possible the Juno Beach shipwreck site may potentially contain remnants of a sunken 1500s era ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. To date the Company has not located the main body of a shipwreck at the Juno Beach site, only a lot of shipwreck material and remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship.

The Company has determined that a large portion of the magnetometer survey of the Juno Beach Shipwreck site, that was previously given to the Company and to the State of Florida by the Company’s past partner on the site, was intentionally deleted from the survey. The Company will complete a magnetometer survey of the entire deleted area when certain conditions are met. There is also possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, etc.

North Florida Shipwreck Site

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to investigate. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to investigate the site. In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. There are a significant number of challenges inherent in the exploration and recovery of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

In July of 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit was active for three years from the date of issuance. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. The Permit for one of the additional areas was given to the Company on July 6, 2016 and identified as Area 1. Both permits in Area 1 and Area 2 have been renewed in 2019 for an additional 3 years.

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

Certain Agreements

Agreement to Explore a Shipwreck Site Located off of Brevard County, Florida

In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. As of December 31, 2018, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of the partnership.

Florida Division of Historical Resources Agreements/Permits

The Company successfully renewed its permits for both Areas 1 and 2 for the Melbourne Beach site. The Area 2 permit was renewed on January 14, 2019 for a period of three years. The Area 1 permit was renewed on March 1, 2019 for a period of three years.

Federal Admiralty Judgement

As previously noted on its form 8-K filed on November 22, 2017, Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site.

Agreement with Probability and Statistics, Inc.

Seafarer acquired a 1% ownership position in Probability and Statistics, Inc. (P&S) for an exchange of shares of Seafarer’s restricted common stock.

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

Item 3. Legal Proceedings.

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed toby Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleged in its complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer sought monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The Company filed an Admiralty Claim over such site inthe United States District Court. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant was issued by the Clerk of Court. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. On November 14, 2017, Judge Kenneth Marra of the United States District Court awarded Seafarer all rights as the sole owner of the sunken vessel and any items on such site.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff had set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion was also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2019.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the Pink Sheets under the symbol “SFRX”, as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, consultants, promissory note holders or others may have a substantial adverse impact on any such market and the sale of restricted securities by management or others may significantly depress the market price of the Company’s shares.

There is currently a limited trading market for our securities on the Pink Sheets. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have potentially have a substantial negative impact on any such market.

The Company’s share price is quoted on the Pink Sheets. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0007 and $0.0026 for the year ended December 31, 2018, and $0.0008 and 0.0042 for the year ended December 31, 2017. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low bid prices for our common stock during each quarter for 2018 and 2017 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2017	0.0042	0.0009
June 30, 2017	0.0038	0.0014
September 30, 2017	0.0022	0.0010
December 31, 2017	0.0020	0.0008
March 31, 2018	0.0013	0.0007
June 30, 2018	0.0026	0.0007
September 30, 2018	0.0025	0.0009
December 31, 2018	0.0019	0.0009

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

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock.  Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.  In recent years the ability to deposit restricted shares at broker-dealers has become increasing difficult with significant administrative requirements.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and may have an adverse effect on the market for our shares.

Additionally, investors in penny stocks should be aware that in recent years the ability to deposit restricted shares has become significantly more difficult due burdensome administrative requirements.

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at March 31, 2019 was 1,899 shareholders of record holding 2,271,297,144 restricted shares in certificated securities and 1,670,796,940 non-restricted shares. There are an indeterminate number of shareholders holding shares in brokerage accounts.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 205, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2018 and 2017. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company agreed to issue 287,014,220 of its restricted shares of its common stock for various operations related services, Board of Directors’ services, technology consulting, administrative, accounting and financial reporting, business advisory services as a retention bonus and fees for extra services to some independent contractors and consultants. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and such securities were issued for services rendered to sophisticated and/or accredited investors.

The Company issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018. On various dates during the year ended December 31, 2018, the Company entered into subscription agreements to sell 331,254,949 shares of its restricted common stock and receive proceeds of $289,101. The proceeds were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2018 the Company issued or agreed to issue 62,100,000 shares of its restricted common stock for financing,loan origination fees and penalty fees on certain unpaid promissory notes upon maturity. During the year ended December 31, 2018, the holders of various convertible promissory notes with an aggregate face value of $18,546 elected to convert the principal balance of their notes plus accrued interest of $930 into 16,759,497 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2018 and 2017, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

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

In addition to the research, the Company intends to maintain periodic ongoing education of personnel involved in its operations. Furthermore, the Company has also hired additional archaeologists on a consulting basis to further the Company’s depth in archaeology and to further insure that all sensitive archaeological guidelines are met or exceeded.

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

In the past the Company has investigated various technologies and non-scientific equipment to help better explore or document our sites. To present date, nothing has been proven to work. The Company will continue to experiment with unproven technologies and will actively work with third parties or independent contractors to develop its own proprietary technology. The Company will also continue to investigate media opportunities.

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

This type of business venture is extremely speculative in nature and carries a tremendous amount of risk. An investment in our securities is speculative and very risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a complete and total loss of their investment.

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

●
Although the Company has not generated revenues to date, with the exception of some nominal revue from dividends, our business goals continue to evolve. Relationships are being developed with foreign dignitaries and scientists around the world, as well as with for profit companies and a local university.

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

The Company has previously performed some exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company had previously obtained a recovery permit from the State of Florida for the Juno Beach site. The recovery permit expired in April of 2014. In March of 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices in July 7 of 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site. The Company is preparing to attempt to renew the permit, however there is no guarantee that a renewal permit will be issued to the Company.

The Company believes it is possible the Juno Beach shipwreck site may potentially contain remnants of a sunken 1500s era ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. To date the Company has not located the main body of a shipwreck at the Juno Beach site, only a lot of shipwreck material and remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship.

The Company has determined that a large part of the magnetometer survey of the Juno Beach Shipwreck site that was previously provided to the Company and to the State of Florida by a past partner has an area that was intentionally deleted from the survey. The Company will complete a magnetometer survey of the entire deleted area when certain conditions are met. There is also possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, etc.

There is a purported historic shipwreck site in the waters off of Brevard County Florida that the Company desires to investigate. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to investigate the site. In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. There are a significant number of challenges inherent in the exploration and recovery of historic shipwrecks, including the possibility that the Company will never find artifacts of value at the site.

In July of 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit was active for three years from the date of issuance. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help insure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. The Permit for one of the additional areas was given to the Company on July 6, 2016 and identified as Area 1. Both permits for Area 1 and Area 2 have been renewed in 2019 for an additional 3 years.

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

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future wreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed.

Additionally, the Company is reviewing a few business opportunities that may allow it to eventually generate revenue streams to support the operational expenses of Seafarer. Seafarer has also acquired a 1% ownership position in Probability and Statistics, Inc. (P&S) for an exchange of Seafarer’s restricted stock (See Note 5). The Company also has a commission only contract with P&S for any business it brings to P&S. The Company has received dividend payments from P&S.

The Company continually monitors media rights for potential revenue opportunities. The Company has talked to multiple media entities to further understand the advantages offered. Management believes media can represent a potential future revenue opportunity for the Company, if the right circumstances arise.

This type of business venture is extremely speculative in nature and carries a tremendous amount of risk. An investment in our securities is speculative and very risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a complete and total loss of their investment.

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

The Company’s working capital deficit increased from $1,126,431 at December 31, 2017 to $1,570,176 at December 31, 2018. This increase in the Company’s working capital deficit is very risky. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 12, 2019.

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

Summary of the Year Ended December 31, 2018 Results of Operations

The Company’s net loss for the year ended December 31, 2018 was $1,277,184 as compared to a net loss of $999,847 for the year ended December 31, 2017, an increase of approximately 27.5% year-over-year. The increase in net losses in 2018 was primarily due to increases in consulting and contractor expenses and travel and entertainment expenses. The Company incurred consulting and contractor expenses of $747,886 during the year ended December 31, 2018 versus $404,072 for the year ended December 31, 2017, a year-over-year increase of approximately 85%. The increase in consulting and contractor fees in 2018 was largely a result of stock based compensation being paid to several consultants for strategy and business consulting, advisory council, financial reporting, technology consulting and research, operations, archeological services as well as the payment of Board of Directors’ fees. Travel and entertainment expenses increased approximately 36.6%, from $40,002 for the year ended December 31, 2017 to $54,636 for the year ended December 31, 2018. The increase in travel and entertainment in 2018 was primarily due to increased travel by the Company’s Management and consultants both for operational purposes and for a higher volume of meetings with shareholders, investors, advisors and other stakeholders. Additionally, the Company paid for increased travel for some independent contractors involved in the operations. Interest expense for the year ended December 31, 2018 was $228,855 versus $$264,025 for the same period in 2017. Interest expense decreased by approximately 13% in 2018 due to the impact of fair value measurement of various convertible notes. For the year ended December 31, 2018, the Company incurred professional fees of $74,340 as compared to $64,552 for the year ended December 31, 2017, a 15% increase in 2018. The Company incurred vessel related expenses of $58,309 during the year ended December 31, 2018 versus $70,784 during the year ended December 31, 2017, a decrease of approximately 17.6%. The Company did incur some expenses for repairs to the main salvage vessel in 2018, and the Company also deferred making some repairs, however the Company believes that extensive repairs will be needed in the foreseeable future on both the main salvage vessel and some lighter repairs on other vessels that the Company intends to utilize in its exploration efforts. During the year ended December 31, 2018, the Company general and administrative expenses were $59,973 as compared to $62,960 during the year ended December 31, 2017, a slight decrease of 4.7%. Rent expense was $34,185 for the year ended December 31, 2018 versus $41,170 for the same period in 2017, a decrease of approximately 17%. Surveying and site mapping expense was $0 during the year ended December 31, 2018 as compared to $15,660 during the same period in 2017. In 2017 the Company paid a third party to provide proprietary information regarding locations of potential shipwreck material utilizing a satellite based technology.

Liquidity and Capital Resources

At December 31, 2018, the Company had $0 cash in the bank.   During the year ended December 31, 2018 and the year ended December 31, 2017, the Company incurred net losses of $1,277,184 and $999,847, respectively. At December 31, 2018, Seafarer had $2,810 in current assets and $1,572,986 in current liabilities, leaving the Company a working capital deficit of $1,570,176.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2018. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2018 and 2017 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended December 31, 2018 and 2017, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2018, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,049,829 for the year ended December 31, 2018 and $733,184 for the year ended December 31, 2017. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s financial statements for the years ended December 31, 2018 and 2017 contained in this filing).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements.

SEAFARER EXPLORATION CORP.
FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accounting Firms	F-1 - F-2

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders’ Deficit	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seafarer Exploration Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seafarer Exploration Corp. (the “Company”) as of December 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $1,277,184 for the year ended December 31, 2018.  Additionally, the Company has a working capital deficit of $1,570,176 and an accumulated deficit of $14,954,819 as of December 31, 2018. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2019. Palm Beach Gardens, Florida April 15, 2019

D. Brooks and Associates CPA’s, P.A. 4440 PGA Boulevard Suite 104, Palm Beach Gardens, FL 33410 – (561) 429-6225

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Seafarer Exploration Corp.
Tampa, Florida

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Seafarer Exploration Corp. (the “Company”) at December 31, 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP
We have served as the Company’s auditor since 2016. Fort Lauderdale, Florida April 2, 2018

SEAFARER EXPLORATION CORP.
BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
Assets

Current assets:
Cash	$-	$62,609
Prepaid expenses	2,060	32,227
Deposits and other receivables	750	750
Total current assets	2,810	95,586

Property and equipment, net	-	20,308
Investment at cost	78,000	-
Total assets	$80,810	$115,894

Liabilities and Stockholders' Deficit

Current liabilities:
Overdraft	$2,919	$-
Accounts payable and accrued expenses	480,951	279,288
Convertible notes payable, net of discounts of $1,401 and $-0-	1,599	-
Convertible notes payable, related parties, net of discounts of $7,588 and $-0-	21,612	-
Convertible notes payable, in default	457,300	470,300
Convertible notes payable, in default - related parties	341,000	234,500
Notes payable, net of discounts of $14,943 and $35,844	90,057	144,156
Notes payable, in default	152,500	30,000
Notes payable, in default - related parties	18,500	43,750
Shareholder loans	6,548	20,023
Total current liabilities	1,572,986	1,222,017

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2018 and 2017	-	-
Series B - 60 shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.0001 par value - 4,900,000,000 shares authorized; 3,518,152,964 and
2,784,317,155 shares issued and outstanding at December 31, 2018 and 2017, respectively	350,573	278,432
Common stock to be issued, $0.0001 par value,
23,192,857 shares outstanding at December 31, 2018	2,319	-
Additional paid-in capital	13,109,751	12,293,080
Accumulated deficit	(14,954,819)	(13,677,635)
Total stockholders' deficit	(1,492,176)	(1,106,123)
Total liabilities and stockholders' deficit	$80,810	$115,894

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Revenue	$-	$-

Expenses:
Consulting and contractor expenses	747,886	404,072
Vessel maintenance and dockage	58,309	70,784
Professional fees	74,340	64,552
General and administrative expense	60,165	62,960
Depreciation expense	20,308	33,984
Rent expense	34,185	41,170
Sureying and mapping	-	15,660
Travel and entertainment expense	54,636	40,002
Total operating expenses	1,049,829	733,184

Loss from operations	(1,049,829)	(733,184)

Other income (expense):
Interest expense	(228,855)	(264,025)
Dividend income	1,500
Loss on extinguishment of debt	-	(2,638)
Total other income expense	(227,355)	(266,663)
Net loss	$(1,277,184)	$(999,847)

Net loss per share - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	3,103,881,581	2,551,178,960

See accompanying notes to the financial statements.

SEAFARER EXPLPLORATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to Be Issued		Additional	Accumulated	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance December 31, 2016	7	$-	60	$-	2,194,976,061	$219,498	-	$-	$11,485,588	$(12,677,788)	$(972,702)

Common stock issued for cash	-	-	-	-	371,588,889	37,159	-	-	356,381	-	393,540

Stock issued to convert notes payable	-	-	-	-	48,239,312	4,824	-	-	60,328	-	65,152

Stock issued to convert interest	-	-	-	-	25,562,885	2,556	-	-	98,763	-	101,319

Warrants issued for financing cost	-	-	-	-	-	-	-	-	32,641	-	32,641

Beneficial conversion feature	-	-	-	-	-	-	-	-	34,984	-	34,984

Stock issued for board of director fees	-	-	-	-	40,000,000	4,000	-	-	64,000	-	68,000

Stock issued for advisory fees	-	-	-	-	38,000,000	3,800	-	-	61,700	-	65,500

Stock issued for consulting expense	-	-	-	-	19,500,008	1,950	-	-	37,200	-	39,150

Stock issued for legal services	-	-	-	-	7,500,000	750	-	-	18,000	-	18,750

Stock issued for financing cost	-	-	-	-	38,450,000	3,845	-	-	42,995	-	46,840

Stock issued for repairs	-	-	-	-	500,000	50	-	-	500	-	550

Net loss	-	-	-	-			-	-		(999,847)	(999,847)
Balance December 31, 2017	7	-	60	-	2,784,317,155	278,432	-	-	12,293,080	(13,677,635)	(1,106,123)

Common stock issued for cash -	-	-	-	-	325,004,949	32,500	6,250,000	625	255,977	-	289,102

Stock issued to convert notes payable	-	-	-	-	16,759,497	1,676	-	-	17,800	-	19,476

Warrants issued for financing cost	-	-	-	-	-	-	-	-	-	-	-

Beneficial conversion feature	-	-	-	-	-	-	-	-	107,623	-	107,623

Stock issued for services	-	-	-	-	280,071,363	26,754	6,942,857	694	291,651	-	319,100

Stock issued as financial costs	-	-	-	-	52,100,000	5,210	10,000,000	1,000	71,620	-	77,830

Investment purchased with stock (P&S)	-	-	-	-	60,000,000	6,000	-	-	72,000	-	78,000

Net loss	-	-	-	-	-	-	-	-	-	(1,277,184)	(1,277,184)
Balance December 31, 2018	7	$-	60	$-	3,518,252,964	$350,573	23,192,857	$2,319	$13,109,751	$(14,954,819)	$(1,492,176)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
Operating activities
Net loss	$(1,277,184)	$(999,847)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation	20,308	33,984
Amortization of beneficial conversion feature and loan fees	138,557	5,812
Common stock issued for services	319,100	191,950
Common stock and warrants issued for non-payment of notes payable	63,284	2,900
Decrease in:
Prepaid expenses and deposits	30,167	87,569
Increase in:
Accounts payable and accrued expenses	201,663	40,062
Net cash used by operating activities	(504,105)	(637,570)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase in bank overdraft	2,919	-
Proceeds from the issuance of common stock	289,102	393,540
Proceeds from the issuance of convertible notes payable	15,000	265,000
Payments on convertible notes payable	(10,000)	(45,000)
Proceeds from the issuance convertible notes payable, related
party	135,700	28,000
Proceeds from notes payable	101,000	-
Payments on notes payable	(53,500)	-
Proceeds from notes payable, related party	26,000	-
Payments on notes payable related party	(51,250)	-
Proceeds from loans to stockholders	8,085	43,090
Payments to shareholders	(21,560)	(9,000)
Net cash provided by financing activities	441,496	675,630

Net increase (decrease) in cash	(62,609)	38,060

Cash - beginning	62,609	24,549
Cash - ending	$-	$62,609

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Convertible debt and accrued interest to converted to common
stock	$19,476	$68,722
Acquisition of investment with 60,000,000 common stock shares	$78,000	$-
Beneficial conversion feature on convertible notes payable	$107,623	$-
Stock issued for loan origination fees	$19,680	$-

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”), formerly Organetix, Inc. (“Organetix”), was incorporated on May 28, 2003 in the State of Delaware. The Company filed a Certificate of Domestication to redomicile in the State of Florida on July 26, 2011.

The principal business of the Company is to engage in the archaeologically-sensitive exploration, documentation, and recovery of historic shipwrecks with the objective of exploring and discovering Colonial-era shipwrecks for future generations to be able to appreciate and understand.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 15, 2019. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2018 and 2017.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates, as the inclusion of outstanding common stock equivalents would have been anti-dilutive, as of December 31, 2018 and 2017.

As of December 31, 2018, and 2017, the Company’s outstanding convertible debt and warrants is would result in approximately 546,378,995 and 435,594,101 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Property and Equipment and Depreciation

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net consist of the following at December 31 2018 and 2017, respectively:

	2018	2017

Diving vessel	$326,005	$326,005

Generator	7,420	7,420

Magnatometer	25,000	25,000

Less accumulated depreciation	$(358,425)	(338,117)

Balance	$0	$20,308

Depreciation expense was $20,308 for the year ended December 31, 2018 and $33,984 for the year ended and 2017.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. ASC 360-10 provides guidance on accounting for property, plant, and equipment, and the related accumulated depreciation on those assets. ASC 360-10 also includes guidance on the impairment or disposal of long-lived assets. ASC 360-10 notes that long-lived tangible assets include land and land improvements, buildings, machinery and equipment, and furniture and fixtures. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company has determined there has been no impairment in the carrying value of its long-lived assets at December 31, 2018 and 2017, respectively.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 provides comprehensive guidance on derivative and hedging transactions. It sets forth the definition of a derivative instrument and specifies how to account for such instruments, including derivatives embedded in hybrid instruments. In addition, ASC 815 establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure. Hedge accounting provides an alternative, special way of accounting for such relationships. ASC 815 also provides guidance on how reporting entities determine whether an instrument is (1) indexed to the reporting entity’s own stock and (2) considered to be settled in the reporting entity’s own stock. Such a determination will dictate whether an instrument should be accounted for as debt or equity and the appropriate accounting for the instrument. Finally, ASC 815 addresses the accounting for non-exchange-traded weather derivatives. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of December 31, 2018 and 2017, all of the Company’s convertible notes payable were classified as conventional instruments.

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

Stock Based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of the equity instruments exchanged, in accordance with ASC 505-50, “Equity Based payments to Non-employees”. The Company measures the fair value of the equity instruments issued based on the fair value of the Company’s stock on contract execution.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

All other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – CAPITAL STOCK

The Company’s total authorized capital stock consists of 4,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At December 31, 2018 and 2017, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Common Stock Issuances

During the years ended December 31, 2018 and 2017 the Company issued the following shares of common stock:

	2018	2017
Common shares issued for cash	325,004,949	371,588,889
Common stock issued to convert notes payable and accrued interest	16,759,497	73,802,197
Common stock issued for services	280,071,363	143,950,008
Common stock issued for financing costs	52,100,000	-
Investment purchased with stock	60,000,000	-
Total	733,935,809	589,341,094

Common Stock to be Issued

At December 31, 2018 the Company recorded 6,250,000 shares of common stock to be issued for cash.

At December 31, 2018 the Company recorded 6,942,857 shares of common stock to be issued for services.

At December 31, 2018 the Company recorded 10,000,000 shares of common stock to be issued for financing costs.

Warrants and Options

At December 31, 2018 and 2017 the Company had warrants to purchase a total of 33,000,000 and 145,333,333 shares respectively of its restricted common stock outstanding. The following table shows the warrants outstanding:

	Number of Shares	Number of Shares
Term	2018	2017	Exercise Price
11/10/12 to 11/20/22	4,000,000	4,000,000	0.0050
09/18/15 to 09/18/20	4,000,000	4,000,000	0.0030
04/04/16 to 04/04/18	-	10,000,000	0.0020
07/12/16 to 01/12/18	-	4,000,000	0.0020
08/31/16 to 08/31/18	-	25,000,000	0.0010
01/31/17 to 01/31/18	-	40,000,000	0.0040
02/14/17 to 08/14/18	-	33,333,333	0.0050
09/10/17 to 09/10/19	15,000,000	15,000,000	0.0250
09/10/17 to 09/10/19	10,000,000	10,000,000	0.0250
	33,000,000	145,333,333

Warrants Issued and Expired During the Year Ended December 31, 2018

The Company did not issue any warrants during the years ended December 31, 2018. During the year ended December 31, 2018, 112,333,333 warrants expired.

Warrants Issued During the Year Ended December 31, 2017

During the year ended December 31, 2017 the Company issued a total of 98,333,333 warrants to purchase shares of restricted common stock at prices ranging from $0.004 to $0.025, 40,00,000 warrants were issued under equity subscription agreements and 58,333,333 under convertible promissory notes. The warrants issued under convertible promissory note agreements were valued using the Black-Scholes model with the following assumptions.

Year ended December 31,
2017
Expected life in years	1 to 5 years
Stock price Volatility	205.80%
Risk free interest rates	1.36%
Expected dividends	-
Forfeiture rate	-

NOTE 5 – INVESTMENT IN PROBABILITY AND STATISTICS, INC.

The Company entered into a share exchange agreement with Probability and Statistics, Inc. (“P&S”), a privately held corporation, in August of 2018.

Under the terms of the share exchange agreement, the Company agreed to issue 60,000,000 shares of its restricted common stock to P&S in exchange for 10,000 common shares of P&S or a 1% interest. All shares issued by both parties under the agreement have all rights and entitlements as the common stock of every other shareholder of such share class.

The investment in P&S was valued at $78,000. The value of the investment in P&S was accounted for as the total value of the Company’s shares issued to P&S on the date of the share exchange agreement.

NOTE 6 - INCOME TAXES

At December 31, 2018 and 2017, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income. The amounts available were approximately $14,600,000 and $13,300,000 for Federal purposes. The Federal carry forwards begin to expire in 2033. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018 and 2017, the Company did not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2018 and 2017, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2013 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Income tax at federal statutory rate	(21.00%)	(34.00%)
State tax, net of federal effect	(3.96%)	(3.96%)
	(23.96%)	(37.96%)
Valuation allowance	23.96%	37.96%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2018 and 2017, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $14,600,000 and $13,300,000, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2018 and 2017.

NOTE 7 – LEASE OBLIGATION

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

As of December 31, 2018, future minimum rental payments required under this non-cancelable operating lease total $15,703 for the year ending December 31, 2019, and $7,967 for the year ending December 31, 2020.

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

Total rental expense during the years ended December 31, 2018 and 2017 on these leases was $34,185 and $41,170.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under paragraph 4 of EITF 00-19, which was superseded by ASC 815, and EITF 05-02, which was superseded by ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2018 and 2017:

Issue Date	Maturity Date	2018	2017	Rate	Conversion Price

Convertible notes payable
10/29/18	04/29/19	$3,000	-	6.00%	0.00070
Balance		$3,000	$0

Convertible notes payable - related parties
01/09/18	01/09/19	$12,000	-	6.00%	0.00060
08/27/18	02/27/19	2,000	-	6.00%	0.00070
10/02/18	04/02/19	1,000	-	6.00%	0.00080
10/23/18	04/23/19	4,200	-	6.00%	0.00070
11/07/18	05/07/19	2,000	-	6.00%	0.00080
11/14/18	05/14/19	8,000	-	6.00%	0.00080
Balance		$29,200	$0

Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.01500
04/07/10	11/07/10	70,000	70,000	6.00%	0.00800
11/12/10	11/12/11	40,000	40,000	6.00%	0.00500
10/31/12	04/30/13	8,000	8,000	6.00%	0.00400
11/20/12	05/20/13	50,000	50,000	6.00%	0.00500
01/19/13	07/30/13	5,000	5,000	6.00%	0.00400
02/11/13	08/11/13	9,000	9,000	6.00%	0.00600
09/25/13	03/25/14	10,000	10,000	6.00%	0.01250
10/04/13	04/04/14	50,000	50,000	6.00%	0.01250
10/30/13	10/30/14	50,000	50,000	6.00%	0.01250
05/15/14	11/15/14	40,000	40,000	6.00%	0.00700
10/13/14	04/13/15	25,000	25,000	6.00%	0.00500
06/29/15	12/29/15	25,000	25,000	6.00%	0.00300
09/18/15	03/18/16	25,000	25,000	6.00%	0.00200
04/04/16	10/04/16	10,000	10,000	6.00%	0.00100
07/19/16	07/19/17	4,000	4,000	6.00%	0.00150
08/24/16	02/24/17	20,000	20,000	6.00%	0.00100
03/10/17	09/10/17	-	$10,000	6.00%	0.00100
03/14/17	09/14/17	-	$15,000	6.00%	0.00150
03/06/18	09/06/18	6,000	-	6.00%	0.00060
02/06/18	11/07/18	6,000	-	6.00%	0.00060
Balance		$457,300	$470,300

Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.01500
01/25/10	01/25/11	6,000	6,000	6.00%	0.00500
01/18/12	07/18/12	50,000	50,000	8.00%	0.00400
01/19/13	07/30/13	15,000	15,000	6.00%	0.00400
07/26/13	01/26/14	10,000	10,000	6.00%	0.01000
01/17/14	07/17/14	31,500	31,500	6.00%	0.00600
05/27/14	11/27/14	7,000	7,000	6.00%	0.00700
07/21/14	01/25/15	17,000	17,000	6.00%	0.00800
10/16/14	04/16/15	21,000	21,000	6.00%	0.00450
07/14/15	01/14/16	9,000	9,000	6.00%	0.00300
01/12/16	07/12/16	5,000	5,000	6.00%	0.00200
05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
05/20/16	11/20/16	5,000	5,000	6.00%	0.00050
07/12/16	01/12/17	5,000	5,000	6.00%	0.00060
01/26/17	03/12/17	5,000	5,000	6.00%	0.00050
02/14/17	08/14/17	25,000	25,000	6.00%	0.00075
08/16/17	09/16/17	3,000	3,000	6.00%	0.00080
03/14/18	05/14/18	25,000	-	6.00%	0.00070
04/04/18	06/04/18	3,000	-	6.00%	0.00070
04/11/18	06/11/18	25,000	-	6.00%	0.00070
05/08/18	07/08/18	25,000	-	6.00%	0.00070
05/30/18	08/30/18	25,000	-	6.00%	0.00070
06/12/18	09/12/18	3,000	-	6.00%	0.00070
06/20/18	09/12/18	500	-	6.00%	0.00070
Balance		$341,000	$234,500

Balance - convertible notes payable		$830,500	$704,800

Notes Payable

The following table reflects the notes payable as of December 31, 2018 and 2017:

Issue Date	Maturity Date	2018	2017	Rate

Notes payable
11/29/17	11/29/19	$105,000	$105,000	2.06%
12/14/17	12/14/18	-	75,000	6.00%
Balance		$105,000	$180,000

Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
06/23/11	08/23/11	25,000	25,000	6.00%
12/14/17	12/14/18	75,000	-	6.00%
03/07/18	04/15/18	25,000	-	6.00%
04/20/18	05/04/18	21,500	-	6.00%
08/21/18	09/21/18	1,000	-	6.00%
Balance		$152,500	$30,000

Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	$10,000	$10,000	6.00%
11/02/17	12/02/17	-	11/13/71	6.00%
02/08/18	04/09/18	$1,000	-	6.00%
Balance		$18,500	$43,750

Balance - notes payable		$276,000	$253,750

Between January 1, 2018 and December 31, 2018, the Company issued notes payable and convertible notes payable totaling $277,700. Most of the notes include interest at 6%. The principal amount of the notes and interest is payable on the maturity date. The notes and accrued interest are convertible into common stock at fixed conversion prices at the lender’s option. The conversion prices and maturity dates of these notes are detailed in the table in the preceding page.

The Company has evaluated the terms and conditions of the notes payable and convertible notes under the guidance of ASC 815 and other applicable guidance. The conversion feature of the convertible notes met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The note is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. The calculation of the effective conversion amount did result in a beneficial conversion feature.

The following tables reflect the aggregate allocation as of December 31:

	2018	2017
Face value of convertible notes payable	$3,000	-
Beneficial conversion feature	(1,401)	-
Carrying value	$1,599	-

	2018	2017
Face value of convertible notes payable, related parties	$29,200	-
Beneficial conversion feature	(7,588)	-
Carrying value	$21,612	-

	2018	2017
Face value of notes payable	$105,000	$180,000
Beneficial conversion feature	(14,943)	(35,844)
Carrying value	$90,057	$144,156

The discounts on the convertible notes arose from the allocation of basis to the beneficial conversion feature. The discount is amortized through charges to interest expense over the term of the debt agreement. For the twelve months ended December 31, 2018 and 2017, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $139,000 and $80,600, respectively.

At December 31, 2018 and 2017, combined accrued interest on the convertible notes payable, notes payable and stockholder loans was $268,863 and $220,732, respectively, and included in accounts payable and accrued expenses on the accompanying balance sheets.

During the year ended December 31, 2018, the Company issued 16,100,000 shares of the Company’s restricted common stock as loan origination fees on certain convertible notes payable and notes payable. The fair value of these shares was determined on the execution debt of the related loan and totaled $18,430 which was recorded as a discount and amortized into interest expense over the related debt. The discount was fully amortized as of December 31, 2018.

An individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors agreed to defer the maturity dates for purposes of the payment financing fees in the form of shares of the Company’s restricted stock that the Company would have to pay to the related note holder due to 4 separate promissory notes that went into default during the year ended December 31, 2018. The related party note holder is entitled to receive a total of 7,200,000 shares of the Company’s restricted common stock as financing fees for Company defaulting on repaying the 4 promissory notes, however the related party note holder agreed to defer the penalty date for the shares to be owed to him until May 1, 2019. The related party note holder also agreed to defer any increase in the interest rate for any of his notes that went into default during the year ended December 31, 2018 until May 1, 2019.

Convertible Notes Payable and Notes Payable Issued in 2018

During the year ended December 31, 2018, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

In January of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before March 2, 2018. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The Company agreed that if the note was not repaid in full by March 2, 2018 then the interest rate on the note would increase to 10% after that date until the note is paid in full and the Company would be obligated to pay an additional 1,000,000 shares of the Company restricted common stock to the related party lender. This note was repaid and the balance owed at December 31, 2018 was $0.

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

In February of 2018, the Company entered into a promissory note agreement in the amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 9, 2018. This note was repaid and the balance owed at December 31, 2018 was $0.

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

In April of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 15, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee and a $1,250 financing fee. This note was repaid and the balance owed at December 31, 2018 was $0.

In April of 2018, the Company entered into a promissory note agreement in the amount of $40,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 4, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee. This note is currently in default due to non payment of principal and interest. The note is unsecured. The Company repaid principal balance of $18,500 and the principal balance owed was $21,500 at December 31, 2018.

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

In October of 2018, the Company entered into a promissory note agreement in the amount of $10,000 with an individual. This note pays interest at a rate of 1% per annum and the principal and accrued interest were due on or before October 9, 2018. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. This note was repaid and the balance owed at December 31, 2018 was $0.

In October of 2018, the Company entered into a convertible promissory note agreement in the amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 2, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share. This note is currently in default due to non payment of principal and interest.

In October of 2018, the Company entered into a convertible promissory note agreement in the amount of $4,200 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 23, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

In October of 2018, the Company entered into a convertible promissory note agreement in the amount of $3,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 29, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0006 per share. This note is currently in default due to non payment of principal and interest.

In November of 2018, the Company entered into a convertible promissory note agreement in the amount of $2,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

In November of 2018, the Company entered into a convertible promissory note agreement in the amount of $8,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

Note Conversions

During the year ended December 31, 2018, two different lenders converted their outstanding principal and accrued interest into shares of the Company’s common stock. Upon these conversions, the Company issued an aggregate of 16,759,497 for $18,546 of principal balance and $930 of accrued interest.

Shareholder Loans

At December 31, 2018, the Company had eight loans outstanding to its CEO totaling $6,548, consisting of a loan in the amount of $468 with a 6% annual rate of interest, a loan in the amount of $1,500 at 2% rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005, and the remaining six loans of $4,580 at 1% rate of interest.

Convertible Notes Payable and Notes Payable, in Default

As of the date of this filing a total of $831,800 convertible notes payable and notes payable are considered to be in default. Of this amount $374,500 is with related parties. Certain convertible notes payable and notes payable that are not paid upon maturity require the Company to issue restricted common stock as a penalty for nonpayment. During the year ended December 31, 2018, the Company issued 36,000,000 and as 10,000,000 shares to be issued of restricted common stock due to this nonpayment penalty and recorded additional interest expense of $59,400 for the fair value of the common stock shares determined on the date of issuance.

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

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. As such when these notes are converted into shares of the Company’s common stock there is typically a highly dilutive effect on current shareholders and it’s very possible that such dilution may significantly negatively affect the trading price of the Company’s common stock.

NOTE 9 – MATERIAL AGREEMENTS

Agreement to Explore a Shipwreck Site Located off of Brevard County, Florida

In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer.

Florida Division of Historical Resources Agreements/Permits

The Company successfully renewed its permits for both Areas 1 and 2 for the Melbourne Beach site. The Area 2 permit was renewed on January 14, 2019 for a period of three years. The Area 1 permit was renewed on March 1, 2019 for a period of three years.

Federal Admiralty Judgement

As previously noted on its form 8-K filed on November 22, 2017, Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site.

Agreement with Probability and Statistics, Inc.

Seafarer acquired a 1% ownership position in Probability and Statistics, Inc. (P&S) for an exchange of shares of Seafarer’s restricted common stock (See Note 5).

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

In March of 2018, the Company entered into an agreement with a corporation to join the Company’s advisory council. Under the terms of the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 4,000,000 shares of the Company’s restricted common stock valued at approximately $3,600. Per the terms of the agreement the shares vest at a rate of 1/12th of the amount per month over the term of the agreement. If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, then the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisor for preapproved expenses.

In April of 2018, the Company extended the term of a previous agreement with two individuals who are related to the Company’s CEO tocontinue serving as members of the Company’s Board of Directors. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the individuals via payment of 23,000,000 restricted shares of its common stock each, a total of 46,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

In April of 2018, the Company paid one of its consultants 22,833,000 of its restricted common stock in lieu of $15,983 cash for various technology consulting services and research into certain technologies for use in the Company’s operations.

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

In April of 2018, the Company entered into agreements with six separate individuals to either join or rejoin the Company’s advisory council. Under the advisory council agreements all of the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreements is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisors shares of the Company’s restricted common stock including 5,000,000 to one of the advisors, 4,000,000 shares each to three of the advisors, 2,000,000 shares to one of the advisors, and 1,000,000 shares to one of the advisors, an aggregate total of 20,000,000 restricted shares. According to the agreements each of the advisors’ shares vest at a rate of 1/12 th of the amount per month over the term of the agreement. If any of the advisors or the Company terminates the advisory council agreements prior to the expiration of the one year terms, then each of the advisors whose agreement has been terminated has agreed to return to the Company for cancellation any portion of their shares that have not vested. Under the advisory council agreements, the Company has agreed to reimburse the advisors for pre approved expenses.

In April of 2018, the Company agreed to provide to an individual who had previously joined the Company’s advisory council an additional 5,000,000 shares of restricted common stock for extending the advisory council agreement and for efforts above and beyond the services agreed to in the original advisory council agreement.

In April of 2018, the Company entered into a consulting agreement with an individual for the purpose of contract management in the fields of film and media. Under the terms of the agreement the Company issued 500,000 shares of its restricted common stock to the consultant for services. The Company also agreed to reimburse the consultant for pre-approved expenses incurred in conjunction with the performance of the services.

In April of 2018, the Company entered into a consulting agreement with a consultant to advise the Company regarding certain technologies. The Company issued 2,000,000 shares of its restricted common stock to the consultant for the services. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals works-made-for-hire under U.S. copyright law and such works shall be the property of the Company.

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

In April of 2018, the Company entered into a consulting agreement with a consultant to advise the Company regarding certain technology strategies with regards to the Company’s business. The Company issued 2,000,000 shares of its restricted common stock to the consultant for the services. The consultant agreed that all work performed under the agreement including business and strategic plans and proposals works-made-for-hire under U.S. copyright law and such works shall be the property of the Company.

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

In June of 2018, the Company agreed to issue 500,000 shares as a bonus to one of its advisory council members.

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

In July of 2018 the Company entered into an independent contractor agreement with an individual for social media and website management. Under the terms of the agreement the Company agreed to pay $25,000 and issue 5,000,000 shares of restricted common stock to the independent contractor for the services. Additionally the Company agreed to pay an additional 1,500,000 shares and $1,500 per month until the fee is paid in full and reimburse the independent contractor for pre approved expenses. The agreement is effective until the services are completed as determined by the Company. During the year ended December 31, 2018, the Company issued the independent contractor a total of 12,500,000 share its restricted common stock in conjunction with the independent contractor agreement.

In August of 2018 the Company agreed to issue 60,000,000 shares of its restricted common stock to a private corporation under a share exchange agreement (see Note 5, Investment in Probability and Statistics, Inc.).

In September of 2018 the Company entered into an independent contractor agreement with a limited liability company for technology development services. Under the terms of the agreement the Company agreed to pay $1,500 per month and reimburse the independent contractor for pre approved expenses. The agreement is effective until the services are completed as determined by the Company.

In October of 2018 the Company issued a total of 6,000,000 shares of its restricted common stock to a consultant for business consulting services for government contracting.

During the year ended December 31, 2018 the Company issued 45,000,000 total shares of its restricted common stock to the holder of a promissory note dated March 7, 2018 as a financing fee for not repaying the loan.

In October of 2018, the Company entered into an agreement with two individuals to join the its Board of Directors. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Directors by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the individuals via payment of 20,000,000 restricted shares of its common stock each, an aggregate total of 40,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

In November of 2018, the Company paid one of its consultants 36,363,363 shares of its restricted common stock valued at $47,272 to settle an invoice for various technology consulting services and research of design of certain technologies for use in the Company’s operations.

In November of 2018, the Company paid one of its independent contractors 6,942,857 shares of its restricted common stock to settle invoices in the amount of $4,860 for services rendered for the Company’s dive operations. These shares were not yet issued as of December 31, 2018.

In December of 2018, the Company paid one of its consultants 9,875,000 shares of its restricted common as payment for business consulting and advisory services.

In December of 2018 the Company issued a total of 10,250,000 shares of restricted common stock to six independent contractors who provide various services relating to the Company’s diving operations. The shares were issued as retention bonuses as well to induce the consultants to continue to provide services on favorable terms to the Company.

In December of 2018, the Company issued 5,000,000 shares of restricted common stock to one of its consultants who provides various strategic and business consulting services, assistance with financial reporting, IT management and administrative services. The Company believes that the consultant has provided services at below market rates of compensation and on favorable terms to the Company, including a willingness to defer being paid cash for services for periods of time. The shares were paid both as a partial adjustment to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company under terms that are favorable to the Company.

In December of 2018, the Company issued 1,000,000 shares of restricted common stock to one of its consultants who provides administrative support and business consulting services. The Company believes that the consultant has provided services at below market rates of compensation and on favorable terms to the Company, including a willingness to defer being paid cash for services for periods of time. The shares were paid both as a partial adjustment to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company under terms that are favorable to the Company.

In December of 2018, the Company issued 2,000,000 shares of restricted common stock to one of its consultants who provides various accounting and business consulting services. The Company believes that the consultant has provided on favorable terms to the Company, including a willingness to defer being paid cash for services for periods of time. The shares were paid both as a partial adjustment to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company under terms that are favorable to the Company.

In December of 2018, the Company issued 1,000,000 shares of restricted common stock to one of its vendors who provides Edgar filing services. The Company believes that the vendor has provided on favorable terms to the Company, including a willingness to defer being paid cash for services for periods of time. The shares were paid both as a partial adjustment to more fairly compensate the consultant and as a bonus and inducement for the consultant to continue to provide services to the Company under terms that are favorable to the Company.

In December of 2018, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor 2,000,000 shares of restricted common stock. According to the agreements the advisor’s shares vest at a rate of 166,667 shares per month over the term of the agreement. If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, the advisor has agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisor for pre approved expenses.

During the year ended December 31, 2018 the Company issued a total of 45,000,000 shares of its restricted common stock valued at $58,850 to the holder of a promissory note dated March 7, 2018 as a financing fee for non payment of the loan’s principal balance. At December 31, 2018 10,000,000 shares of common stock remain to be issued.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to periodically provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies as requested by the Company and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services on an as needed basis. The services are provided under the direction and supervision of the Company’s CEO. During the year ended December 31, 2018 the Company paid the related party limited liability consultant $39,100.  At December 31, 2018 the Company owed the related party limited liability company $11,150 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2018 the Company paid the related party limited liability consultant $400. At December 31, 2018 the Company owed the related party limited liability company $4,385 for services rendered.

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

During the year ended December 31, 2018, the company issued an aggregate total of 280,071,363 shares of its restricted common stock and has 6,942,857 shares to be issued valued at $319,100 for services.

NOTE 9 – LEGAL PROCEEDINGS

On June 18, 2013, Seafarer began litigation against Tulco Resources, LLC, in a lawsuit filed in the Circuit Court in and for Hillsborough County, Florida. Such suit was filed for against Tulco based upon for breach of contract, equitable relief and injunctive relief. Tulco was the party holding the rights under a permit to a treasure site at Juno Beach, Florida. Tulco and Seafarer had entered into contracts in March 2008, and later renewed under an amended agreement on June 11, 2010. Such permit was committed to by Tulco to be an obligation and contractual duty to which they would be responsible for payment of all costs in order for the permit to be reissued. Such obligation is contained in the agreement of March 2008 which was renewed in the June 2010 agreement between Seafarer and Tulco. Tulco made the commitment to be responsible for payments of all necessary costs for the gaining of the new permit. Tulco never performed on such obligation, and Seafarer during the period of approximately March 2008 and April 2012 had endeavored and even had to commence a lawsuit to gain such permit which was awarded in April 2012. Seafarer alleged in its complaint the expenditure of large amounts of shares and monies for financing and for delays due to Tulco’s non-performance. Seafarer sought monetary damages and injunctive relief for the award of all rights held by Tulco to Seafarer. Seafarer gained a default and final Judgment on such matter on July 23, 2014. Seafarer is now in position to receive the renewed permit in Seafarer’s name and rights only, with Tulco removed per the Order of the Court. On March 4, 2015, the Court awarded full rights to the Juno sight to Seafarer Exploration, erasing all rights of Tulco Resources. The Company filed an Admiralty Claim over such site in the United States District Court. On October 21, 2016 a hearing on the Admiralty Claim in the United States District Court for the Southern District of Florida was held, where the Court Ordered actions to take place for ongoing admiralty claim. The Court subsequently entered and Order directing the arrest warrant for such site, and such arrest warrant was issued by the Clerk of Court. Such arrest warrant was served by the United States Marshalls Office in Palm Beach, Florida on July 7, 2017. The United States District Court Judge ordered service on the claim on August 10, 2017. On November 14, 2017, Judge Kenneth Marra of the United States District Court awarded Seafarer all rights as the sole owner of the sunken vessel and any items on such site.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff had set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion was also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2019.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017 the Company has had extensive dealings with related parties:

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

In February of 2017, the Company extended the term of a previous agreement with two individuals who are related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock each, 40,000,000 total shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Directs or for preapproved expenses.

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

During the year ended December 31, 2017 the Company had an informal agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. During the year ended December 31, 2017 the Company paid related party limited liability Company $46,000. The consultant provides the services under the direction and supervision of the Company’s CEO.

During the year ended December 31, 2017 the Company had an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2017 the Company paid the related party transfer agency $8,561.

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

In January of 2018 the Company repaid $26,250 or principal and $505 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At December 31, 2018 the principal balance of the note was $0.

In January of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before March 2, 2018. The related party lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The Company agreed that if the note was not repaid in full by March 2, 2018 then the interest rate on the note would increase to 10% after that date until the note is paid in full and the Company would be obligated to pay an additional 1,000,000 shares of the Company restricted common stock to the related party lender. This note was repaid and the balance owed at December 31, 2018 was $0.

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

In April of 2018, the Company extended the term of a previous agreement with two individuals who are related to the Company’s CEO tocontinue serving as members of the Company’s Board of Directors. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the individuals via payment of 23,000,000 restricted shares of its common stock each, a total of 46,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

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

In April of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 15, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee and a $1,250 financing fee. This note was repaid and the balance owed at December 31, 2018 was $0.

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

In April of 2018 the Company repaid $25,000 of principal and $479 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At December 31, 2018 the principal balance of the note was $0.

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

In May of 2018, the Company repaid $440 in principal plus $3 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at December 31, 2018 was $0.

In May of 2018, the Company repaid $500 in principal plus $4 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at December 31, 2018 was $0.

In May of 2018, the Company’s CEO provided a loan to the Company in the amount of $4,000. The loan pays interest at the rate of 1% per annum. This loan was repaid and the balance owed at December 31, 2018 was $0.

In May of 2018, the Company repaid $400 in principal plus $1 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at December 31, 2018 was $0.

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

In June of 2018, the Company entered into a convertible promissory note agreement in the amount of $500 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 20, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share.

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

In October of 2018, the Company’s CEO provided a loan to the Company in the amount of $200. The loan pays interest at the rate of 1% per annum. The loan was due on or before November, 2018. This loan is currently in default due to non payment of principal and interest.

In October of 2018, the Company entered into a convertible promissory note agreement in the amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 2, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share. This note is currently in default due to non payment of principal and interest.

In October of 2018, the Company entered into a convertible promissory note agreement in the amount of $4,200 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 23, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

In November of 2018, the Company’s CEO provided a loan to the Company in the amount of $150. The loan pays interest at the rate of 0% per annum. The loan had no maturity date and was repaid prior to December 31, 2018.

In November of 2018, the Company entered into a convertible promissory note agreement in the amount of $2,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

In November of 2018, the Company entered into a convertible promissory note agreement in the amount of $8,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

On various dates during the year ended December 31, 2018 the Company repaid its CEO a total of $20,568 principal and accrued interest for various outstanding loans.

During the year ended December 31, 2018 the Company had an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to periodically provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies as requested by the Company and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services on an as needed basis. The services are provided under the direction and supervision of the Company’s CEO. During the year ended December 31, 2018 the Company paid the related party limited liability consultant $39,100. At December 31, 2018 the Company owed the related party limited liability company $11,150 for services rendered.

During the year ended December 31, 2018, the Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2018 the Company paid the related party limited liability consultant $400. At December 31, 2018 the Company owed the related party limited liability company $4,385 for services rendered.

At December 31, 2018 and 2017 the following promissory notes and convertible promissory notes were outstanding to related parties:

See Note 8 convertible notes payable and notes payable - related parties and related parties in default.

NOTE 11 - SUBSEQUENT EVENTS

Per the Company’s form 8-K filed on February 19, 2019, on February 15, 2019 the Board of Directors, pursuant to Section 607.0704, Florida Statutes, with the Board of Directors acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 3,900,000,000 common shares to 4,900,000,000 common shares. Such filing was processed to be effective with the State of Florida on February 15, 2019.

Subsequent to December 31, 2018 the Company sold or issued shares of its common stock as follows (unaudited):

(i)	sales of 381,350,001 shares of common stock, used for general corporate purposes, working capital and repayment of some debt;
(ii)	issuance of 93,220,616 shares of common stock for services;
(iii)	issuance of 8,227,795 shares of common stock for conversion and satisfaction of accounts payable; and
(iv)	issuance of 15,000,000 shares of common stock for loan financing fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On December 19, 2018 Seafarer Exploration Corp. (the Company) was notified by Daszkal Bolton, LLP (“DB”), the Company's independent accounting firm at the time, that DB had elected to cease its services as the PCAOB auditors for the Company. On January 8, 2019, the Company engaged D. Brooks and Associates CPA’s, P.A. as its new independent accounting firm.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2018.   Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised).  Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of December 31, 2018 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2018.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	59	President, CEO, Chairman of the Board
Charles Branscumb	58	Director
Robert L. Kennedy	67	Director
Bradford Clark	49	Director
Thomas Soeder	72	Director

Kyle Kennedy
President, Chief Executive Officer, Chairman of the Board

In 2001, Mr. Kennedy co-founded Spartan Group Holdings, Inc., a group of companies offering security sales and trading and investment banking services. In 2003, Mr. Kennedy was also one of the founders of Island Stock Transfer, a securities transfer and processing company. Prior experience includes: August 1995 to Present – President of Kennedy and Associates, Business Consultants; March 1998 to December 1998 – Vice President Corporate Finance, Palm State Equities, Inc.; January 1999 to September 1999 – Vice President Investment Banking, 1st American Investment Banking; September 1999 to May 2000 – President and CEO, Nowtrade Corp. Mr. Kennedy is a senior financial executive, CEO, and President, with over 28 years of experience in the brokerage business. He has held the following licenses: Series 3, 4, 5, 7, 52, 63, 24 and 55. He created, built and co-managed over $400 million of assets in money management, with specific focus in equity analysis. Mr. Kennedy’s public company experience includes his position as Executive Vice President and ultimately, acting President, of a public holding company with four diverse operating entities. He performed the day to day operations of the company and management. He was directly responsible for the turnaround of this complex, diverse holding company and successfully developed and implemented a creditor workout plan, negotiating with over 100 creditors, collection agencies and attorneys.

Charles Branscum
Director

Mr. Branscum has spent most of his professional career working for Arkansas Steel Associates, LLC (“ASA”). Mr. Branscum is currently the rolling mill foreman for ASA.

Robert L. Kennedy
Director

Dr. Robert L. "Rob" Kennedy began his professional career as a mathematics teacher with Horace Mann Junior High School in Little Rock, Arkansas. Returning to graduate school, he taught calculus in the mathematics department as a teaching assistant (TA) at the University of Nebraska in Lincoln (UNL). Following his work at UNL, he taught mathematics at Kirkwood Community College in Cedar Rapids, Iowa. Upon entering a doctoral program at the University of Missouri, Columbia, he taught undergraduate and graduate courses in mathematics and statistics as a TA. His Ph.D. was awarded in Higher Education with majors in Educational Psychology and Mathematical Statistics. After graduation, Dr. Kennedy taught basic, advanced, and multivariate statistics in a doctoral education program at the University of Arkansas at Little Rock. With a move to the University of Arkansas for Medical Sciences (UAMS), he continued teaching comparable courses in the Ph.D. nursing program. After twelve years, Dr. Kennedy retired as a Professor in the Office of Educational Development of UAMS after serving for a time as Clinical Professor and Chair of the Department of Nursing Science, and Director of the Scholarship and Research Center, all with UAMS. He has worked in the areas of evaluation, research, statistics, and technology in several universities, including those mentioned above, as well as Western Kentucky University, the University of Central Arkansas, and as an adjunct with the University of Central Michigan and the University of Memphis. He has consulted with numerous school districts and businesses, done extensive research and documentation, and is a past president of both the MidSouth Educational Research Association and the Mid-South Educational Research Foundation.

Bradford Clark
Director

Mr. Clark is a six-year veteran of the Air National Guard where he achieved the rank senior airman. Mr. Clark has owned and operated several lawn maintenance companies over the past thirty-seven years. Mr. Clark works with businesses to help them to increase efficiency and facilitate changes designed to enhance their business model and encourage growth. Mr. Clark holds a Bachelor of Business Administration in Management, University of Arkansas Little Rock.

Thomas Soeder
Director

Tom Soeder has approximately forty-nine years of experience in computer sales, systems and management responsibilities across all market segments, most product groups, and the full range of sales channels. As an Avnet account manager, Mr. Soeder concentrated his efforts primarily on federal government business working with prime and subcontractors, winning over thirty new projects. With his teaming efforts on ECS3, Mr. Soeder brought to Avnet the first commodities based subcontract worth over $600 billion in hardware dollars over ten years. Tom achieved Presidents Club two years running. Mr. Soeder also served Avnet as its Mid Atlantic business development manager. Additionally, Mr. Soeder also supported the team as a systems engineer covering Motorola and Intel designs.

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

Item 11. Executive Compensation.

Officers Summary Compensation Table
Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy(1)	12/31/18	--	--	--	--	--	--	$1,318	$1,318
12/31/17		--	--	--	--	--	--	$4,404	$4,404

(1)
The Company does not pay a salary, bonus or stock compensation to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2018 and 2017. The Company’s Board of Directors has agreed that the Company will provide a salary and other compensation to Mr. Kennedy at some future point in time. During the years ended December 31, 2018 and 2017 the Company paid $1,318 and $4,404 respectively in health insurance premiums for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the East Coast of Florida and the Company’s headquarters are located on the West Coast of Florida. The Company determined that it would be less expensive for Mr. Kennedy to use his personal vehicle to travel on Company business rather than to lease a car for him. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his own vehicle. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his vehicle for Company business and reimburses him for various other Company business related expenses. The Company reimbursed or advanced to Mr. Kennedy $15,753 in 2018 and $9,794 in 2017 for travel related expenses and other Company expenses. The Company also paid $4,011 in 2018 and $4,037 in 2017 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

The Company does not have a formal compensation plan in place for its officer.

Directors Summary Compensation Table

The following table shows the fees paid to the Company’s Board of Directors for the year ending December 31, 2018 and 2017 for their work as members of the Board of Directors:

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy(1)	12/31/2018	--	--	--	--	--	--	--	--
	12/31/2017	--	--	--	--	--	--	--	--

Charles Branscum(2)	12/31/2018	--	--	$23,000	--	--	--	--	$23,000
	12/31/2017	--	--	$34,000	--	--	--	--	$34,000

Dr. Robert Kennedy (3)	12/31/2018	--	--	$23,000	--	--	--	--	$23,000
	12/31/2017	--	--	$34,000	--	--	--	--	$34,000

Bradford Clark(4)	12/31/2018	--	--	$18,000	--	--	--	--	$18,000
	12/31/2017	--	--	--	--	--	--	--	--

Thomas Soeder(5)	12/31/2018	--	--	$18,000	--	--	--	--	$18,000
	12/31/2017	--	--	--	--	--	--	--	--

(1)	During the years ended December 31, 2018 and 2017 the Company did not pay any Director’s fees to Kyle Kennedy.

(2)
During the year ended December 31, 2018 the Company paid a fee of 23,000,000 shares of restricted common stock to Mr. Branscum, valued at $23,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2017 the Company paid a fee of 20,000,000 shares of restricted common stock to Mr. Branscum, valued at $34,000, in exchange for his participation as a member of the Board of Directors.

(3)
During the year ended December 31, 2018 the Company paid a fee of 23,000,000 shares of restricted common stock to Dr. Kennedy, valued at $23,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2017 the Company paid a fee of 20,000,000 shares of restricted common stock to Dr. Kennedy, valued at $34,000, in exchange for his participation as a member of the Board of Directors.

(4)
During the year ended December 31, 2018 the Company paid a fee of 20,000,000 shares of restricted common stock to Mr. Clark, valued at $18,000, in exchange for his participation as a member of the Board of Directors.

(5)
During the year ended December 31, 2018 the Company paid a fee of 20,000,000 shares of restricted common stock to Mr. Soeder, valued at $18,000, in exchange for his participation as a member of the Board of Directors. Mr. Soeder was also a member of the Company’s Advisory Council during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017 Mr. Soeder received 5,500,000 and 5,000,000 shares respectively of the Company’s restricted common stock for his work as a member of the Company’s Advisory Council, the compensation paid for specifically for his advisory council work was paid prior to Mr. Soeder joining the Company’s Board of Directors and is not listed in the table showing fees paid for being a member of the Company’s Board of Directors.

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

Our total authorized capital stock consists of 4,900,000,000 shares of common stock, $0.0001 par value per share. As of March 31, 2019, there were 3,942,094,084 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of March 31, 2019.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned2
Name and Address of Beneficial Owners1

Kyle Kennedy - President, CEO and Chairman of the Board3	35,500,000	0.90%

Charles Branscum - Director	100,000,000	2.54%

Dr. Rober L. Kennedy - Director	135,690,267	3.44%

Bradford Clark - Director	27,443,555	0.70%

Thomas Soeder - Director	55,534,787	1.41%

All Directors and Officers as group (5 persons)	354,168,609	8.98%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.
(2)	Percentages are based on 3,942,094,084 shares of common stock issued and outstanding at March 31, 2019.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2018 and 2017 the Company has had extensive dealings with related parties:

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

In February of 2017, the Company extended the term of a previous agreement with two individuals who are related to the Company’s CEO to continue serving as a member of the Company’s Board of Directors. Under the agreement, the Director agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to pay the Director 20,000,000 restricted shares of its common stock each, 40,000,000 total shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the Directs or for preapproved expenses.

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

During the year ended December 31, 2017 the Company had an informal agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. During the year ended December 31, 2017 the Company paid related party limited liability Company $46,000. The consultant provides the services under the direction and supervision of the Company’s CEO.

During the year ended December 31, 2017 the Company had an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2017 the Company paid the related party transfer agency $8,561.

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

In January of 2018 the Company repaid $26,250 or principal and $505 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At December 31, 2018 the principal balance of the note was $0.

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

In April of 2018, the Company extended the term of a previous agreement with two individuals who are related to the Company’s CEO tocontinue serving as members of the Company’s Board of Directors. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the individuals via payment of 23,000,000 restricted shares of its common stock each, a total of 46,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

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

In April of 2018, the Company entered into a promissory note agreement in the amount of $25,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before May 15, 2018. The lender received 4,000,000 shares of the Company’s restricted common stock as a loan origination fee and a $1,250 financing fee. This note was repaid and the balance owed at December 31, 2018 was $0.

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

In April of 2018 the Company repaid $25,000 of principal and $479 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At December 31, 2018 the principal balance of the note was $0.

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

In May of 2018, the Company repaid $440 in principal plus $3 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at December 31, 2018 was $0.

In May of 2018, the Company repaid $500 in principal plus $4 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at December 31, 2018 was $0.

In May of 2018, the Company’s CEO provided a loan to the Company in the amount of $4,000. The loan pays interest at the rate of 1% per annum. This loan was repaid and the balance owed at December 31, 2018 was $0.

In May of 2018, the Company repaid $400 in principal plus $1 in accrued interest to its CEO in order to repay a loan the CEO had previously provided to the Company. The loan balance at December 31, 2018 was $0.

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

In October of 2018, the Company’s CEO provided a loan to the Company in the amount of $200. The loan pays interest at the rate of 1% per annum. The loan was due on or before November, 2018. This loan is currently in default due to non payment of principal and interest.

In October of 2018, the Company entered into a convertible promissory note agreement in the amount of $1,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 2, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share. This note is currently in default due to non payment of principal and interest.

In October of 2018, the Company entered into a convertible promissory note agreement in the amount of $4,200 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before April 23, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

In November of 2018, the Company’s CEO provided a loan to the Company in the amount of $150. The loan pays interest at the rate of 0% per annum. The loan had no maturity date and was repaid prior to December 31, 2018.

In November of 2018, the Company entered into a convertible promissory note agreement in the amount of $2,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

In November of 2018, the Company entered into a convertible promissory note agreement in the amount of $8,000 with an individual who is related to the Company’s CEO. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0008 per share.

On various dates during the year ended December 31, 2018 the Company repaid its CEO a total of $20,568 principal and accrued interest for various outstanding loans.

During the year ended December 31, 2018 the Company had an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party consultant a minimum of $3,000 per month to periodically provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform background research including background checks and provide investigative information on individuals and companies as requested by the Company and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services on an as needed basis. The services are provided under the direction and supervision of the Company’s CEO. During the year ended December 31, 2018 the Company paid the related party limited liability consultant $39,100. At December 31, 2018 the Company owed the related party limited liability company $11,150 for services rendered.

During the year ended December 31, 2018, the Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the year ended December 31, 2018 the Company paid the related party limited liability consultant $400. At December 31, 2018 the Company owed the related party limited liability company $4,385 for services rendered.

At December 31, 2018 and 2017the following promissory notes and convertible promissory notes were outstanding to related parties:

See Note 8 convertible notes payable and notes payable - related parties and related parties in default.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2018 and 2017, the Company paid $0 and $0 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our financial statements. For the years ended December 31, 2018 and 2017, the Company paid $31,800 and $33,000 respectively, in fees related to services rendered by our previous principal accountant for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2018 and 2017, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2018 and 2017.

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

Seafarer Exploration Corp.

Date: April 15, 2019	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 15, 2019	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 15, 2019	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: April 15, 2019	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: April 15, 2019	By:	/s/ Bradford Clark
Bradford Clark, Director