Form 10-Q
period 2019-03-31
SEAFARER EXPLORATION CORP
filed 2019-05-20
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

As of May 14, 2019, there were 4,101,195,587 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended March 31, 2019

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$39,249	$-
Prepaid expenses	81,611	2,060
Deposits and other receivables	750	750
Total Current Assets	121,610	2,810

Right to use asset	19,032
Investment in P & S, Inc.	78,000	78,000
TOTAL ASSETS	$218,642	$80,810

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$2,919
Accounts payable and accrued expenses	426,982	480,951
Convertible notes payable, net of discounts of $9,786 and $1,401, respectively	4,214	1,599
Convertible notes payable, related parties, net of discounts of $0 and $7,588, respectively	22,260	21,612
Convertible notes payable, in default	457,300	457,300
Convertible notes payable, in default - related parties	355,000	341,000
Notes payable, net of discounts of $11,072 and $14,943, respectively	93,928	90,057
Notes payable, in default	105,000	152,500
Notes payable, in default - related parties	18,500	18,500
Lease liability, current portion	14,887	-
Shareholder loan	1,700	6,548
Total Current Liabilities	1,484,884	1,572,986

Lease liability, less current portion	4,223	-
TOTAL LIABILITIES	1,503,993	1,572,986

Stockholders' Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued	-	-
Series A - 7 shares issued and outstanding at March 31, 2019 and December 31, 2018	-
Series B - 60 shares issued and outstanding at March 31, 2019 and December 31, 2018	-
Common stock, $0.0001 par value - 3,900,000,000 shares authorized; 3,966,825,185 and 3,518,252,964 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	394,780	350,573
Common stock to be issued, $0.0001 par value, 23,192,857 shares outstanding at December 31, 2018	2,319	2,319
Additional paid in capital	16,632,755	13,109,751
Accumulated deficit	(15,315,205)	(14,954,819)
TOTAL STOCKHOLDERS' DEFICIT	(1,285,351)	(1,492,176)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$218,642	$80,810

 See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Operating Expenses
Consulting and contractor expenses	$227,610	$146,776
Vessel maintenance and dockage	11,355	7,840
Professional fees	31,760	23,595
General and administrative expense	27,764	17,348
Depreciation expense	-	8,496
Rent expense	12,807	8,639
Travel and entertainment expense	14,557	17,430
Total operating expenses	325,853	230,124

Net loss from operations	(325,853)	(230,124)

Other Income (Expense):
Interest expense	(36,033)	(31,139)
Dividend income	1,500	-
Total other expense	(34,533)	(31,139)

Net loss	$(360,386)	$(261,263)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,709,707,307	2,806,163,638

See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

									Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to Be Issued		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	7	-	60	-	2,784,317,155	278,432	-	-	12,293,080	(13,677,635)	(1,106,123)

Common stock issued for cash	-	-	-	-	10,000,000	1,000	-	-	24,000	-	25,000

Stock issued to convert notes payable	-	-	-	-	10,510,000	1,051	-	-	13,949	-	15,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	19,571	-	19,571

Stock issued for services	-	-	-	-	5,250,000	525	-	-	4,725	-	5,250

Stock issued for financing cost	-	-	-	-	8,500,000	850	-	-	6,500	-	7,350

Net Loss	-	-	-	-	-	-	-	-	-	(261,264)	(261,264)

Balance, March 31, 2018	7	-	60	-	2,818,577,155	281,858	-	-	12,361,825	(13,938,899)	(1,295,216)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to Be Issued		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	7	-	60	-	3,518,252,964	350,573	23,192,857	2,319.00	13,109,751	(14,954,819)	(1,492,176)

Common stock issued for cash	-	-	-	-	346,066,667	34,607	-	-	327,243	-	361,850

Stock issued to convert notes payable	-	-	-	-	1,284,938	128	-	-	900	-	1,028

Beneficial conversion feature	-	-	-	-	-	-	-	-	10,500	-	10,500

Stock issued for services	-	-	-	-	89,720,616	8,972	-	-	177,361	-	186,333

Stock issued for financing cost	-	-	-	-	5,000,000	500	-	-	7,000	-	7,500

Net Loss	-	-	-	-	-	-	-	-	-	(360,386)	(360,386)

Balance, March 31, 2019	7	-	60	-	3,960,325,185	394,780	23,192,857	2,319	13,632,755	(15,315,205)	(1,285,351)

See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2019	2018
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,386)	$(261,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	8,496
Amortization right of use asset	3,543	-
Amortization of beneficial conversion feature and loan fees	13,634	13,959
Common stock issued for services	106,782	5,250
Common stock issued for closing costs	-	900
Common stock and warrants issued for non-payment of notes payable	7,500
Decrease in:
Prepaid expenses and deposits	-	24,377
Increase in:	-
Accounts payable and accrued expenses	(53,941)	56,422
Operating lease liabilities	(3,466)
Net Cash Used in Operating Activities	(286,334)	(151,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft	(2,919)	-
Proceeds from the issuance of common stock	361,850	25,000
Proceeds from the issuance of convertible notes payable	11,000	12,000
Payments on convertible notes payable, in default	-	(10,000)
Proceeds from the issuance convertible notes payable, related party	7,000	37,000
Proceeds from notes payable	-	25,000
Payments on notes payable	(46,500)
Proceeds from notes payable, related party		25,000
Payments on notes payable related party	-	(26,250)
Proceeds (payments) on loans to stockholders	(4,848)	1,500
Net Cash Provided By Financing Activities	325,583	89,250

NET INCREASE (DECREASE) IN CASH	39,249	(62,609)
CASH, BEGINNING OF PERIOD	-	62,609
CASH, END OF PERIOD	$39,249	$-

Cash per balance sheet	39,249	-
	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$2,711
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Convertible debt and accrued interest to converted to common stock	$1,028	$15,000
Beneficial conversion feature on convertible notes payable	$10,500	$-
Stock issued for prepaid services	$105,950	$-
Operating lease liabilities and right of use asset	$22,575

See notes to unaudited condensed financial statements.

SEAFARER EXPLORATION CORP. AND SUBSIDIARIES
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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2019. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019 or for any future period.

NOTE 1 - DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”), formerly Organetix, Inc. (“Organetix”), was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is to engage in the archaeologically-sensitive exploration, documentation, recovery, and conservation of historic shipwrecks with the objective of exploring and discovering Colonial-era shipwrecks for future generations to be able to appreciate and understand.  The Company is also actively seeking to partner with revenue producing companies in order to generate revenue streams to support its historic shipwreck exploration and recovery operations.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 20, 2019. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2019 and December 31, 2018.

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

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2019 and 2018.

As of March 31, 2019, and 2018, the Company’s outstanding convertible debt and warrants would result in approximately 562,032,480 and 460,942,744 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the quarters ended March 31, 2019 and 2018.

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

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 provides comprehensive guidance on derivative and hedging transactions. It sets forth the definition of a derivative instrument and specifies how to account for such instruments, including derivatives embedded in hybrid instruments. In addition, ASC 815 establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure. Hedge accounting provides an alternative, special way of accounting for such relationships. ASC 815 also provides guidance on how reporting entities determine whether an instrument is (1) indexed to the reporting entity’s own stock and (2) considered to be settled in the reporting entity’s own stock. Such a determination will dictate whether an instrument should be accounted for as debt or equity and the appropriate accounting for the instrument. Finally, ASC 815 addresses the accounting for non-exchange-traded weather derivatives. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of March 31, 2019 and 2018, all of the Company’s convertible notes payable were classified as conventional instruments.

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

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of the equity instruments exchanged, in accordance with ASC 505-50, “Equity Based payments to Non-employees”. The Company measures the fair value of the equity instruments issued based on the fair value of the Company’s stock on contract execution and recognizes the value of the award over the service period.

Fully vested and non-forfeitable shares issued prior to the services being performed are classified as prepaid expenses.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019 and did not have a material impact on the condensed financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting , which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

All other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company’s total authorized capital stock consists of 4,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to sell or issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At March 31, 2019 and 2018, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Common Stock Issuances

During the three month period ended March 31, 2019, the Company issued the following shares of common stock:

We issued 346,066,667 common stock shares for total proceeds of $361,850.

We issued 1,284,938 common stock shares for the conversion of $1,000 of convertible note principal and $28 of accrued interest for a total of $1,028

We issued 89,720,616 fully vested and non-forfeitable common stock shares for services provided by consultants, contractors, advisory members, board members, and other service providers (see Note 9). We determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company. For the three-month period ended March 31, 2019, we incurred $106,782 of compensation expense for stock issued for services and have a prepaid expenses of $81,611 at March 31, 2019 for stock issued prior to services being performed.

We issued 5,000,000 common stock shares to one of our convertible note payable lenders as a penalty for failure to repay the convertible note when due. The value of these shares was determined to be $7,500 based on the market price of the stock on date issued in accordance with the convertible note payable agreement.

Warrants and Options

The Company did not issue any warrants or options during the three month period ended March 31, 2019.

At March 31, 2019 the Company had warrants to purchase a total of 33,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at March 31, 2019:

	Number of Shares
Term	March 31, 2019	Exercise Price
11/10/12 to 11/20/22	4,000,000	0.0050
09/18/15 to 09/18/20	4,000,000	0.0030
09/10/17 to 09/10/19	15,000,000	0.0250
09/10/17 to 09/10/19	10,000,000	0.0250
	33,000,000

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

NOTE 6 - LEASE OBLIGATION

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

NOTE 7 - OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2019 and 2018, the Company recorded $3,945 and $0, respectively as operating lease expense which is included in rent expenses on the statements of operations.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 20, 2017 through June 30, 2020 with base month rents of $1,252 from July 1, 2017 to June 30, 2018, $1,289 from July 1, 2018 to June 30, 2019, and $1,328 from July 1, 2019 to June 30, 2020. Under the terms of the lease there may be additional fees charged about the base monthly rental fee.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $22,575.

Right-of- use assets are summarized below:

March 31,2019
(Unaudited)
Office lease (remaining lease term of 15 months)	$22,575
Less accumulated amortization	(3,543)
Right-of-use assets, net	$19,032

Amortization on the right -of -use asset is included in rent expense on the statements of operations.

Operating Lease liabilities are summarized below:

March 31,2019
(Unaudited)
Office lease	$19,110
Less: current portion	(14,887)
Long term portion	$4,223

Maturity of lease liabilities are as follows:

Nine months ended December 31, 2019	$11,835
Year ending 2020	7,968
Less: Present value discount	(693)
Lease liability	$19,110

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable at March 31, 2019:

Date	Due Date	Face Amount	Rate	Conversion Rate

Convertible notes payable
10/29/18	04/29/19	$3,000	6.00%	0.00070
01/03/19	07/03/19	$1,000	6.00%	0.00100
03/16/19	09/16/19	$10,000	6.00%	0.00100
Balance		$14,000

Convertible notes payable - related parties
10/02/18	04/02/19	$1,000	6.00%	0.00080
10/23/18	04/23/19	$4,200	6.00%	0.00070
11/07/18	05/07/19	$2,000	6.00%	0.00080
11/14/18	05/14/19	$8,060	6.00%	0.00080
01/08/19	07/08/19	$7,000	6.00%	0.00080
Balance		$22,260

Convertible notes payable - in default
08/28/09	11/01/09	$4,300	10.00%	0.01500
04/07/10	11/07/10	$70,000	6.00%	0.00800
11/12/10	11/12/11	$40,000	6.00%	0.00500
10/31/12	04/30/13	$8,000	6.00%	0.00400
11/20/12	05/20/13	$50,000	6.00%	0.00500
01/19/13	07/30/13	$5,000	6.00%	0.00400
02/11/13	08/11/13	$9,000	6.00%	0.00600
09/25/13	03/25/14	$10,000	6.00%	0.01250
10/04/13	04/04/14	$50,000	6.00%	0.01250
10/30/13	10/30/14	$50,000	6.00%	0.01250
05/15/14	11/15/14	$40,000	6.00%	0.00700
10/13/14	04/13/15	$25,000	6.00%	0.00500
06/29/15	12/29/15	$25,000	6.00%	0.00300
09/18/15	03/18/16	$25,000	6.00%	0.00200
04/04/16	10/04/16	$10,000	6.00%	0.00100
07/19/16	07/19/17	$4,000	6.00%	0.00150
08/24/16	02/24/17	$20,000	6.00%	0.00100
03/06/18	09/06/18	$6,000	6.00%	0.00060
02/06/18	11/07/18	$6,000	6.00%	0.00060
Balance		$457,300

Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	10.00%	0.01500
01/25/10	01/25/11	$6,000	6.00%	0.00500
01/18/12	07/18/12	$50,000	8.00%	0.00400
01/19/13	07/30/13	$15,000	6.00%	0.00400
07/26/13	01/26/14	$10,000	6.00%	0.01000
01/17/14	07/17/14	$31,500	6.00%	0.00600
05/27/14	11/27/14	$7,000	6.00%	0.00700
07/21/14	01/25/15	$17,000	6.00%	0.00800
10/16/14	04/16/15	$21,000	6.00%	0.00450
07/14/15	01/14/16	$9,000	6.00%	0.00300
01/12/16	07/12/16	$5,000	6.00%	0.00200
05/10/16	11/10/16	$5,000	6.00%	0.00050
05/10/16	11/10/16	$5,000	6.00%	0.00050
05/20/16	11/20/16	$5,000	6.00%	0.00050
07/12/16	01/12/17	$5,000	6.00%	0.00060
01/26/17	03/12/17	$5,000	6.00%	0.00050
02/14/17	08/14/17	$25,000	6.00%	0.00075
08/16/17	09/16/17	$3,000	6.00%	0.00080
03/14/18	05/14/18	$25,000	6.00%	0.00070
04/04/18	06/04/18	$3,000	6.00%	0.00070
04/11/18	06/11/18	$25,000	6.00%	0.00070
05/08/18	07/08/18	$25,000	6.00%	0.00070
05/30/18	08/30/18	$25,000	6.00%	0.00070
06/12/18	09/12/18	$3,000	6.00%	0.00070
06/20/18	09/12/18	$500	6.00%	0.00070
01/09/18	01/09/19	$12,000	6.00%	0.00060
08/27/18	02/27/19	$2,000	6.00%	0.00070
Balance		$355,000

Balance - convertible notes payable		$848,500

Less unamortized discounts		$9,786

		$838,774

Notes Payable

The following table reflects the notes payable at March 31, 2019:

Date	Due Date	Face Amount	Rate

Notes payable
11/29/17	11/29/19	$105,000	2.06%
Balance		$105,000

Notes payable - in default
04/27/11	04/27/12	$5,000	6.00%
06/23/11	08/23/11	$25,000	6.00%
12/14/17	12/14/18	$75,000	6.00%
Balance		$105,000

Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	6.00%
10/06/15	11/15/15	$10,000	6.00%
02/08/18	04/09/18	$1,000	6.00%
Balance		$18,500

Balance - notes payable		$228,500

Less unamortized discounts		$11,072

		$217,428

New Convertible Notes Payable and Notes Payable

During the three month period ended March 31, 2019 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In January of 2019, the Company entered into a convertible promissory note agreement in the amount of $1,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before July 3, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0010 per share.

In January of 2019, the Company entered into a convertible promissory note agreement in the amount of $7,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before July 8, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share.

In March of 2019, the Company entered into a convertible promissory note agreement in the amount of $10,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before September 16, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0010 per share.

During the three month period ended March 31, 2019, the Company recorded a beneficial conversion feature of $10,500 on the convertible notes payable issued which was recorded as discount and will be amortized to interest expense over the related term of the convertible debt. For the period ended March 31, 2019, the Company recorded amortization of debt discounts of $13,634.

Note Conversion

A lender converted the principal and accrued interest for a convertible promissory note outstanding with a principal balance of $1,000 into 1,284,938 shares of the Company’s common stock. The remaining principal balance of this note was $0 at March 31, 2019.

Shareholder Loans

At March 31, 2019 the Company had eight loans outstanding to its CEO totaling $1,700, consisting of a loan in the amount of $1,500 with a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005, and a loan in the amount of $200 at 1% rate of interest.

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

Subsequent to March 31, 2019 the following convertible notes payable went into default:

1)
A convertible note payable originally due April 29, 2019 with a face amount of $3,000;
2)
A convertible note payable due to a related party originally due April 2, 2019 with a face amount of $1,000;
3)
A convertible note payable due to a related party originally due April 23, 2019 with a face amount of $4,200;
4)
A convertible note payable due to a related party originally due May 7, 2019 with a face amount of $2,000; and
5)
A convertible note payable due to a related party originally due May 14, 2019 with a face amount of $8,000.

See Note 12 for further subsequent events.

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

Certain Other Agreements and Commitments

In January of 2019, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate two of the individuals via payment of 22,000,000 restricted shares of its common stock each, and two of the individuals via payment of 3,666,667 shares of the Company’s restricted common stock, an aggregate total of 51,333,334 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

In January of 2019 the Company entered into a services agreement with a limited liability company. Under the terms of the agreement the limited liability company agreed to provide engineering review and assessment, systems engineering, program management, technical team coordination, consultative support, etc. as deemed appropriate by the Company. The Company agreed to pay the limited liability company various rates ranging from $35 to $125 per hour depending on the specific services provided. The term of the agreement is until January 24, 2020 unless otherwise extended or terminated in writing by either party.

In January of 2019 the Company entered into a consulting agreement with a limited liability company for corporate identity and digital branding services. Under the terms of the agreement the Company paid the consultant 5,000,000 shares of its restricted common stock. The term of the agreement is open ended.

In February of 2019, the Company issued a consultants 5,300,000 shares of its restricted common for business consulting and advisory services.

In February of 2019 the Company issued 12,500,000 shares of its restricted common stock for past legal services. The attorney agreed that the payment of the 12,500,000 shares satisfied all outstanding debts for legal services owed the law firm.

During the three month period ended March 31, 2019, the Company issued a consultant a total of 3,000,000 share its restricted common stock in conjunction with a consulting agreement from July 2018 for social media and website management.

During the three month period ended March 31, 2019, the Company paid a issued a total of 7,000,000 share its restricted common stock on various dates under consulting agreements for assistance with procuring a marina slip, general business consulting and corporate communications.

During the three month period ended March 31, 2019, the Company issued a consultant a total of 3,000,000 share its restricted common stock in conjunction with a consulting agreement from July 2018 for social media and website management.

In March of 2019, the Company issued three independent contractors a total of 600,000 share its restricted common stock as a bonus for providing services to the Company on favorable terms including the willingness to defer cash payments for lengthy periods of time.

In March of 2019, the Company entered into an independent contractor agreement with an individual for technology consulting services. Under the terms of the agreement the Company agreed to issue 3,500,000 shares of the Company’s restricted common stock. The agreement is effective until the September 16, 2019.

In March of 2019, the Company entered into an agreement with an individual to provide continuing technology consulting services regarding the development of a submersible device for potential use in the Company’s operations. The Company agreed to pay the consultant $7,000 per month for three months plus an additional $3,000 per month in restricted shares of the Company’s restricted common stock. The Company issued the consultant 987,282 shares of its restricted common stock. The term of the agreement is for three months until June 6, 2019.

In March of 2019, the Company entered into an agreement with two individuals to join or rejoin the Company’s advisory council. Under the advisory council agreement the advisors agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of each of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisors an aggregate total of 7,000,000 shares of restricted common stock, 5,000,000 shares to one advisor and 2,000,000 shares to the other advisor. If the advisors or the Company terminates the advisory council agreement prior to the expiration of the one year term, the advisors agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisors for pre approved expenses.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. At March 31, 2019 the Company owed the related party consultant $0 for services rendered. The consultant provides the services under the direction and supervision of the Company’s CEO

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2019 the Company owed the related party limited liability company $9,839 for services rendered.

The Company has an agreement to pay an individual a minimum monthly fee of $2,500 per month for archeological consulting services.

The Company has an informal agreement to pay an individual consultant a minimum of $3,500 per month for administrative and shareholder support and services.

The Company has an informal consulting agreement to pay a limited liability company a minimum of $6,500 per month for business advisory, strategic planning and consulting services, assistance with financial reporting, IT management, and administrative services. The Company also agreed to reimburse the consultant for expenses. The agreement may be terminated by the Company or the consultant at any time.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2019 the Company has had extensive dealings with related parties including the following:

In January of 2019, the Company entered into a convertible promissory note agreement in the amount of $7,000 with an individual who is related to the Company’s CEO. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before July 8, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share. This note is currently in default due to non payment of principal and interest.

On various dates during the three month period ended March 31, 2019 the Company repaid its CEO a total of $4,848 principal and accrued interest to repay various outstanding loans.

The Company has a verbal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $3,000 per month to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. At March 31, 2019 the Company owed the related party consultant $0 for services rendered. The consultant provides the services under the direction and supervision of the Company’s CEO

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At March 31, 2019 the Company owed the related party limited liability company $9,839 for services rendered.

At March 31, 2019 the following promissory notes and shareholder loans were outstanding to related parties:

See Note 8 convertible notes payable and notes payable - related parties and related parties in default.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019 the Company sold or issued shares of its common stock as follows:

(i)	sales of 79,150,000 shares of common stock under subscription agreements for approximately $102,200 in proceeds, used for general corporate purposes, working capital and repayment of debt;
(ii)	issuance of 11,250,00 shares of common stock for services; and
(iii)	issuance of 11,464,220 shares of common stock for conversion and satisfaction of accounts payable.

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

The Company’s secondary business is to develop revenue streams to support its historic shipwreck exploration and recovery operations.

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

In the past the Company has investigated various technologies and non-scientific equipment to help better explore or document our sites. To present date, nothing has been proven to work. The Company will continue to experiment with unproven technologies and will actively work with third parties or independent contractors to develop its own proprietary technology. The cost of scientist, equipment, and laboratories for inventing proprietary technology will be expensive and will negatively impact the Company. The Company will also continue to investigate media opportunities.

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

●
Although the Company has not generated revenues to date, with the exception of some nominal revenue from dividends, our business goals continue to evolve. Relationships are being developed with scientists, as well as with for profit companies and a local university.

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

●	The Company has investigated media opportunities and will continue to evaluate different media strategies.

●	The Company is actively looking to partner with revenue producing companies like Probability and Statistics Inc.

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

Additionally, the Company is reviewing a few business opportunities that may allow it to eventually generate revenue streams to support the operational expenses of Seafarer. Seafarer has also acquired a 1% ownership position in Probability and Statistics, Inc. (P&S) for an exchange of Seafarer’s restricted stock. The Company also has a commission only contract with P&S for any business it brings to P&S. The Company has received dividend payments from P&S.

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

At March 31, 2019, the Company had a working capital deficit of $1,363,274. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 20, 2019.

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

Results of Operations

The Company’s net loss for the three month period ended March 31, 2019 was $360,386 as compared to a net loss of $261,263 during the three month period ended March 31, 2018, an increase of approximately 40% year-over-year. The increase in net losses in 2019 was primarily due to an increase in consulting and contractor expenses. Consulting and contractor expense was $227,610 for the three month period ended March 31, 2019 versus $146,776 for the same period in 2018, an increase of nearly 55.1%. The increase in consulting and contractor expenses in 2019 was largely a result of stock based compensation being paid to several consultants for strategy and business consulting, advisory council, technology consulting, legal fees, operations, and the payment of Board of Directors’ fees and cash fees paid to various consultants. Interest expense for the three month period ended March 31, 2019 was $36,033 versus $31,139 for the same period in 2018. The increase of approximately 15.7% in interest expense was due to the impact of fair value measurement of various convertible notes. During the three month period ended March 31, 2019, professional fees were $31,760 as compared to $23,595 during the three month period ended March 31, 2018, an increase of nearly 34.6%. During the three month period ended March 31, 2019, general and administrative expenses were $27,764 as compared to $17,348 during the three month period ended March 31, 2018, an increase of 60%. The Company incurred vessel related expenses of $11,355 during the three month period ended March 31, 2019 versus $7,840 during the three month period ended March 31, 2018, an increase of approximately 44.8%. The increase in vessel related expenses were primarily due to repairs to the Company’s main salvage vessel and some additional repairs and dockage for other vessels. The Company did incur some expenses for repairs to the main salvage vessel in 2018, and the Company also deferred making some repairs, however the Company believes that extensive repairs will be needed in the foreseeable future on both the main salvage vessel and some lighter repairs on other vessels that the Company intends to utilize in its exploration efforts. The Company incurred travel and entertainment expenses of $14,557 during the three month period ended March 31, 2019 as compared to $17,430 during the three month period ended March 31, 2018, an approximate 16.5% decrease on a quarter-over-quarter basis. Rent expense was $12,807 during the three month period ended March 31, 2019 versus $8,639 for the same period in 2018, an increase of approximately 48.3%.

Liquidity and Capital Resources

At March 31, 2019, we had cash in the bank of $39,249. During the period ended March 31, 2019 we incurred a net loss of $360,386. At March 31, 2019, we had $121,610 in current assets and $1,484,884 in current liabilities, leaving us a working capital deficit of $1,363,274.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended March 31, 2019. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2018 and 2017 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the three month periods ended March 31, 2019 and 2018, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our financial results as of March 31, 2019 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $325,853 for the three month period ended March 31, 2019 and $230,124 for the three month period ended March 31, 2018. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is very speculative with a very high chance of a total loss of all invested capital.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s financial statements for the periods ended March 31, 2019 and 2018).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2019.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of March 31, 2019 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2019, the Company issued or agreed to issue 96,220,616 shares of its restricted common stock to several consultants for board of directors’ fees, legal, operations, advisory council, website development and maintenance, technology consulting fees, general business consulting, etc. The Company also issued 5,000,000 shares of its restricted common shares to a lender as a penalty fee for the non payment of principal and interest related to a promissory note that had come due. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

During the three month period ended March 31, 2019, the Company entered into a subscription agreements to sell 346,066,667 shares of its restricted common stock in exchange for proceeds of $361,850 and additional consideration. The proceeds that were received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the three month period ended March 31, 2019, the holder of a promissory note with a principal balance of $1,000 elected to convert all of the balance of the note plus accrued interest into 1,284,938 shares of the Company’s common stock. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

See Part I, Item 2, notes payable and convertible notes payable, in default, for discussion of defaults on certain debt obligations of the Company.

Item 4. Mine Safety Disclosures

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

Seafarer Exploration Corp.

Date: May 20, 2019	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 20, 2019	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 20, 2019	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 20, 2019	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 20, 2019	By:	/s/ Bradford Clark
Bradford Clark, Director