Form 10-Q
period 2019-06-30
SEAFARER EXPLORATION CORP
filed 2019-08-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 12, 2019, there were 4,232,149,156 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
 Form 10-Q
 For the Quarterly Period Ended June 30, 2019

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$34,889	$-
Prepaid expenses	81,733	2,060
Deposits and other receivables	750	750
Total Current Assets	117,372	2,810

Right to use asset	15,424
Investment in P & S, Inc.	78,000	78,000
TOTAL ASSETS	$210,796	$80,810

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Overdraft	-	2,919
Accounts payable and accrued expenses	$317,147	$480,951
Convertible notes payable, net of discounts of $4,248 and $1,401	6,752	1,599
Convertible notes payable, related parties, net of discounts of $12,984 and $7,588	19,116	21,612
Convertible notes payable, in default	460,300	457,300
Convertible notes payable, in default - related parties	370,200	341,000
Notes payable, net of discounts of $7,071 and $14,943	97,929	90,057
Notes payable, in default	105,000	152,500
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	1,500	6,548
Lease liability	15,580	-
Total Current Liabilities	1,412,024	1,572,986

Stockholders' Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued	-	-
Series A - 7 shares issued and outstanding at June 30, 2019 and December 31, 2018	-
Series B - 60 shares issued and outstanding at June 30, 2019 and December 31, 2018	-
Common stock, $0.0001 par value - 4,900,000,000 shares authorized; 4,185,865,834 and 3,518,252,964 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	417,124	350,573
Common stock to be issued, $0.0001 par value, 3,500,000 and 23,192,857 shares at June 30, 2019 and December 31, 2018, respectively	350	2,319
Additional paid in capital	14,277,754	13,109,751
Accumulated deficit	(15,896,456)	(14,954,819)
TOTAL STOCKHOLDERS' DEFICIT	(1,201,228)	(1,492,176)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$210,796	$80,810

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Revenue:
Service income	$3,500	$-

Operating Expenses
Consulting and contractor expenses	491,262	430,159
Vessel maintenance and dockage	41,987	23,105
Professional fees	52,575	35,726
General and administrative expense	224,863	42,696
Depreciation expense	-	16,992
Rent expense	19,496	19,085
Travel and entertainment expense	27,675	36,587
Total operating expenses	857,858	604,350

Net loss from operations	(854,358)	(604,350)

Other Income (Expense):
Interest expense	(90,279)	(109,707)
Dividend income	3,000	-
Total expense, net	(87,279)	(109,707)
Net loss	$(941,637)	$(714,057)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,904,802,596	2,906,438,618

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2019	2018
Revenue:
Service income	$3,500	$-

Operating Expenses
Consulting and contractor expenses	263,652	283,383
Vessel maintenance and dockage	30,632	15,265
Professional fees	20,815	12,131
General and administrative expense	197,099	25,348
Depreciation expense	-	8,496
Rent expense	6,689	10,446
Travel and entertainment expense	13,118	19,157
Total operating expenses	532,005	374,226

Net loss from operations	(528,505)	(374,226)

Other Income (Expense):
Interest expense	(54,246)	(78,568)
Dividend income	1,500	-
Total expense, net	(52,746)	(78,568)
Net loss	$(581,251)	$(452,794)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	4,125,752,387	3,036,145,467

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2018

									Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to Be Issued		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	7	-	60	-	2,784,317,155	$278,432	-	-	$12,293,080	$(13,677,635)	$(1,106,123)

Common stock issued for cash	-	-	-	-	10,000,000	1,000	-	-	24,000	-	25,000

Stock issued to convert notes payable	-	-	-	-	10,510,000	1,051	-	-	13,949	-	15,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	19,571	-	19,571

Stock issued for services	-	-	-	-	5,250,000	525	-	-	4,725	-	5,250

Stock issued for financing cost	-	-	-	-	8,500,000	850	-	-	6,500	-	7,350

Net Loss	-	-	-	-	-	-	-	-	-	(261,263)	(261,263)

Balance, March 31, 2018	7	-	60	-	2,818,577,155	$281,858	-	-	$12,361,825	$(13,938,898)	$(1,295,215)

Common stock issued for cash	-	-	-	-	125,740,000	12,574	-	-	94,086	-	106,660

Stock issued to convert notes payable	-	-	-	-	4,000,000	400	-	-	4,000	-	4,400

Beneficial conversion feature	-	-	-	-	-	-	-	-	81,500	-	81,500

Stock issued for services	-	-	-	-	148,830,000	14,883	-	-	147,300	-	162,183

Stock issued for financing cost	-	-	-	-	4,000,000	400	-	-	7,650	-	8,050

Net Loss	-	-	-	-	-	-	-	-	-	(452,794)	(452,794)

Balance, June 30, 2018	7	-	60	-	3,101,147,155	$310,115	-	-	$12,696,361	$(14,391,692)	$(1,385,216)

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to Be Issued		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	7	-	60	-	3,518,252,964	$350,573	$23,192,857	$2,319	$13,109,751	$(14,954,819)	$(1,492,176)

Common stock issued for cash	-	-	-	-	346,066,667	34,607	-	-	327,243		361,850

Stock issued to convert notes payable	-	-	-	-	1,284,938	128	-	-	900	-	1,028

Beneficial conversion feature	-	-	-	-	-	-	-	-	10,500	-	10,500

Stock issued for services	-	-	-	-	96,220,616	9,622	-	-	202,028	-	211,650

Stock issued for financing cost	-	-	-	-	5,000,000	500	-	-	7,000	-	7,500

Net Loss	-	-	-	-	-	-	-	-	-	(360,386)	(360,386)

Balance, March 31, 2019	7	-	60	-	3,966,825,185	$395,430	$23,192,857	$2,319	$13,657,422	$(15,315,205)	$(1,260,034)

Common stock issued for cash	-	-	-	-	160,028,572	16,003	3,500,000	350	427,547		443,900

Reclass from common stock to be issued	-	-	-	-	23,192,857	2,319	(23,192,857)	(2,319)		-	-

Stock issued to convert accrued interest on convertible notes payable	-	-	-	-	18,869,220	1,887	-	-	88,295	-	90,182

Stock issued to convert accounts payable	-	-	-	-	7,000,000	700	-	-	6,300	-	7,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	25,100	-	25,100

Stock issued for services	-	-	-	-	7,850,000	785	-	-	73,090	-	73,875

Net Loss	-	-	-	-	-	-	-	-	-	(581,251)	(581,251)

Balance, June 30, 2019	7	-	60	-	4,183,765,834	$417,124	$3,500,000	$350	$14,277,754	$(15,896,456)	$(1,201,228)

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(941,637)	$(714,057)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	16,992
Amortization right of use asset	7,151
Amortization of beneficial conversion feature and loan fees	34,830	70,537
Interest expense on convertible debt	-	11,422
Common stock issued for services	206,252	186,519
Common stock issued for closing costs	-	7,350
Common stock and warrants issued for non-payment of notes payable	7,500
Decrease in:
Prepaid expenses and deposits	-	(3,824)
Increase (decrease) in:	-
Accounts payable and accrued expenses	(66,594)	90,196
Operating lease liabilities	(6,996)
Net Cash Used by Operating Activities	(759,494)	(334,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(192)
Net Cash Used by Investing Activities	-	(192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft	(2,919)	-
Proceeds from the issuance of common stock	805,750	131,550
Proceeds from the issuance of convertible notes payable	11,000	80,546
Payments on convertible notes payable	-	(10,000)
Proceeds from the issuance convertible notes payable, related party	32,100	118,500
Payments on convertible notes payable, related party	-	(26,250)
Payments on notes payable, in default	(46,500)	-
Advances from shareholder	-	6,990
Payments to shareholders	(5,048)	(5,340)
Net Cash Provided By Financing Activities	794,383	295,996

NET INCREASE IN CASH	34,889	(39,061)
CASH, BEGINNING OF PERIOD	-	62,609
CASH, END OF PERIOD	$34,889	$23,548

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$2,711
Cash paid for income taxes	$-	$-
Noncash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$91,210	$15,000
Operating lease liabilities and right of use asset	$22,572	$-
Beneficial conversion feature on convertible notes payable	$35,200	$-
Stock issued for prepaid services	$145,814	$-

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The accompanying unaudited condensed consolidated financial statements of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2019. The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019 or for any future period.

NOTE 1 - DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”), formerly Organetix, Inc. (“Organetix”), was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is to engage in the archaeologically-sensitive exploration, documentation, recovery, and conservation of historic shipwrecks with the objective of exploring and discovering Colonial-era shipwrecks for future generations to be able to appreciate and understand. The Company's wholly owned subsidiary Blockchain LogisTech, LLC, which was formed on April 4, 2018 and began operations in 2019, has a strategic partnership to provide referrals to a provider of blockchain related software services. The Company is also actively seeking revenue generating opportunities in order to generate revenue streams to support its historic shipwreck exploration and recovery operations.

NOTE 2 - GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2019. Management's plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any revenues for the foreseeable future. At June 30, 2019, the Company had a working capital deficit of $1,294,652. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Blockchain LogisTech, LLC which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2019 and December 31, 2018.

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

The potentially dilutive common stock equivalents for the six months ended June 30, 2019 and 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of June 30, 2019 and 2018, there were 553,309,220 and 558,089,442 shares of common stock  underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the quarters ended June 30, 2019 and 2018.

Use of Estimates

The process of preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the condensed consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 provides comprehensive guidance on derivative and hedging transactions. It sets forth the definition of a derivative instrument and specifies how to account for such instruments, including derivatives embedded in hybrid instruments. In addition, ASC 815 establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure. Hedge accounting provides an alternative, special way of accounting for such relationships. ASC 815 also provides guidance on how reporting entities determine whether an instrument is (1) indexed to the reporting entity’s own stock and (2) considered to be settled in the reporting entity’s own stock. Such a determination will dictate whether an instrument should be accounted for as debt or equity and the appropriate accounting for the instrument. Finally, ASC 815 addresses the accounting for non-exchange-traded weather derivatives. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of June 30, 2019 and 2018, all of the Company’s convertible notes payable were classified as conventional instruments.

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

Through December 31, 2018, the Company accounted for transactions in which services were received from non-employees in exchange for equity instruments based on the fair value of the equity instruments exchanged, in accordance with ASC 505-50, “Equity Based payments to Non-employees”. The Company measured the fair value of the equity instruments issued based on the fair value of the Company’s stock on contract execution and recognizes the value of the award over the service period. The Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.

Fully vested and non-forfeitable shares issued prior to the services being performed are classified as prepaid expenses.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use assets (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed statements of operations.

Recent Accounting Pronouncements

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

Series A Preferred Stock

At June 30, 2019 and December 31, 2018, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Common Stock Issuances

During the six month period ended June 30, 2019, the Company issued the following shares of common stock:

The Company issued or agreed to issue 506,095,239 shares for total proceeds of $800,750.

The Company issued 1,284,938 shares for the conversion of $1,000 of convertible note principal and $28 of accrued interest for a total of $1,028.

The Company issued 106,170,616 fully vested and non-forfeitable common stock shares for services provided by consultants, contractors, advisory members, board members, and other service providers (see Note 9). We determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company. For the three and six-month periods ended June 30, 2019, we incurred $59,325 and $254,175 of compensation expense for stock issued for services and have prepaid expenses of $81,733 at June 30, 2019 for stock issued prior to services being performed.

The Company issued 5,000,000 shares to one of our convertible note payable lenders as a penalty for failure to repay the convertible note when due. The fair value of these shares was determined to be $7,500 based on the market price of the stock on date issued in accordance with the convertible note payable agreement.

The Company issued 18,869,220 shares to settle $90,182 of accrued interest owed on fourteen convertible notes payable.

The Company issued 7,000,000 shares to settle an account payable in the amount of $7,000.

Warrants and Options

The Company did not issue any warrants or options during the six month period ended June 30, 2019.

At June 30, 2019 the Company had warrants to purchase a total of 33,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at June 30, 2019:

	Number of Shares
Term	June 30, 2018	Exercise Price
11/10/12 to 11/20/22	4,000,000	0.0050
09/18/15 to 09/18/20	4,000,000	0.0030
09/10/17 to 09/10/19	15,000,000	0.0250
09/10/17 to 09/10/19	10,000,000	0.0250
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

NOTE 7 - OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2019 and 2018, the Company recorded $3,945 and $0 and $7,890 and $0, respectively, as operating lease expense which is included in rent expenses on the statements of operations.

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

Right-of- use assets are summarized below:

June 30,2019
(Unaudited)
Office lease (remaining lease term of 12 months)	$22,575
Less accumulated amortization	(7,151)
Right-of-use assets, net	$15,424

Amortization on the right -of -use asset is included in rent expense on the statements of operations.

Operating Lease liabilities are summarized below:

June 30,2019
(Unaudited)
Office lease	$15,580
Less: current portion	(15,580)
Long term portion	-

Maturity of lease liabilities are as follows:

Six months ended June 30, 2019	$7,968
Year ending 2020	7,968
Less: Present value discount	(356)
Lease liability	$15,580

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable at June 30, 2019:

	Date	Due Date	Principal Balance	Rate	Conversion Rate

Convertible notes payable
	01/03/19	07/03/19	$1,000	6.00%	0.00100
	03/16/19	09/16/19	$10,000	6.00%	0.00100
Subtotal convertible notes payable			$11,000

Less unamortized discounts			$4,248

Balance, convertible notes payable			$6,752

Convertible notes payable - related parties
	01/08/19	07/08/19	$7,000	6.00%	0.00080
	04/25/19	12/23/19	$20,000	6.00%	0.00400
	06/07/19	12/07/19	$5,100	6.00%	0.00300
Sub-Total notes payable - related parties			$32,100

Less unamortized discounts			$12,984

Balance, convertible notes payable - related parties			$19,116

Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	10.00%	0.01500
	04/07/10	11/07/10	$70,000	6.00%	0.00800
	11/12/10	11/12/11	$40,000	6.00%	0.00500
	10/31/12	04/30/13	$8,000	6.00%	0.00400
	11/20/12	05/20/13	$50,000	6.00%	0.00500
	01/19/13	07/30/13	$5,000	6.00%	0.00400
	02/11/13	08/11/13	$9,000	6.00%	0.00600
	09/25/13	03/25/14	$10,000	6.00%	0.01250
	10/04/13	04/04/14	$50,000	6.00%	0.01250
	10/30/13	10/30/14	$50,000	6.00%	0.01250
	05/15/14	11/15/14	$40,000	6.00%	0.00700
	10/13/14	04/13/15	$25,000	6.00%	0.00500
	06/29/15	12/29/15	$25,000	6.00%	0.00300
	09/18/15	03/18/16	$25,000	6.00%	0.00200
	04/04/16	10/04/16	$10,000	6.00%	0.00100
	07/19/16	07/19/17	$4,000	6.00%	0.00150
	08/24/16	02/24/17	$20,000	6.00%	0.00100
	03/06/18	09/06/18	$6,000	6.00%	0.00060
	02/06/18	11/07/18	$6,000	6.00%	0.00060
	10/29/18	04/29/19	$3,000	6.00%	0.00070
Sub-Total convertible notes payable - in default			$460,300

Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	10.00%	0.01500
01/25/10	01/25/11	$6,000	6.00%	0.00500
01/18/12	07/18/12	$50,000	8.00%	0.00400
01/19/13	07/30/13	$15,000	6.00%	0.00400
07/26/13	01/26/14	$10,000	6.00%	0.01000
01/17/14	07/17/14	$31,500	6.00%	0.00600
05/27/14	11/27/14	$7,000	6.00%	0.00700
07/21/14	01/25/15	$17,000	6.00%	0.00800
10/16/14	04/16/15	$21,000	6.00%	0.00450
07/14/15	01/14/16	$9,000	6.00%	0.00300
01/12/16	07/12/16	$5,000	6.00%	0.00200
05/10/16	11/10/16	$5,000	6.00%	0.00050
05/10/16	11/10/16	$5,000	6.00%	0.00050
05/20/16	11/20/16	$5,000	6.00%	0.00050
07/12/16	01/12/17	$2,400	6.00%	0.00060
01/26/17	03/12/17	$5,000	6.00%	0.00050
02/14/17	08/14/17	$25,000	6.00%	0.00075
08/16/17	09/16/17	$3,000	6.00%	0.00080
03/14/18	05/14/18	$25,000	6.00%	0.00070
04/04/18	06/04/18	$3,000	6.00%	0.00070
04/11/18	06/11/18	$25,000	6.00%	0.00070
05/08/18	07/08/18	$25,000	6.00%	0.00070
05/30/18	08/30/18	$25,000	6.00%	0.00070
06/12/18	09/12/18	$3,000	6.00%	0.00070
06/20/18	09/12/18	$500	6.00%	0.00070
01/09/18	01/09/19	$12,000	6.00%	0.00060
08/27/18	02/27/19	$2,000	6.00%	0.00070
10/02/18	04/02/19	$1,000	6.00%	0.00080
10/23/18	04/23/19	$4,200	6.00%	0.00070
11/07/18	05/07/19	$2,000	6.00%	0.00080
11/14/18	05/14/19	$8,000	6.00%	0.00080
Sub-Total convertible notes payable - related parties, in default		$367,600

Balance - convertible notes payable		$853,768

Notes Payable

The following table reflects the notes payable at June 30, 2019:

Date	Due Date	Principal Balance	Rate

Notes payable
11/29/17	11/29/19	$105,000	2.06%	NA
Balance		$105,000

Less unamortized discounts		$7,071

Balance notes payable		$97,929

Notes payable - in default
04/27/11	04/27/12	$5,000	6.00%	NA
06/23/11	08/23/11	$25,000	6.00%	NA
12/14/17	12/14/18	$75,000	6.00%	NA
Balance		$105,000

Notes payable - related parties, in default

02/24/10	02/24/11	$7,500	6.00%	NA
10/06/15	11/15/15	$10,000	6.00%	NA
02/08/18	04/09/18	$1,000	6.00%	NA
Balance		$18,500

Balance - notes payable		$221,429

New Convertible Notes Payable and Notes Payable

During the six month period ended June 30, 2019 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

In April of 2019, the Company entered into a convertible promissory note agreement in the amount of $20,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before October 23, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

In June of 2019, the Company entered into a convertible promissory note agreement in the amount of $5,100 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before December 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

For the six month period ended June 30, 2019, the Company recorded a beneficial conversion feature of $35,600 on the convertible notes payable issued which was recorded as discount and will be amortized to interest expense over the related term of the convertible debt. For the six month period ended June 30, 2019, the Company recorded amortization of debt discounts of $27,357. For the three month period ended June 30, 2019, the Company recorded a beneficial conversion feature of $25,100 on the convertible notes payable issued which was recorded as discount and will be amortized to interest expense over the related term of the convertible debt. For the three month period ended June 30, 2019, the Company recorded amortization of debt discounts of $17,594.

Note Conversions

During the three month period ended March 31, 2019:

A lender converted the principal and accrued interest for a convertible promissory note outstanding with a principal balance of $1,000 into 1,284,938 shares of the Company’s common stock. The remaining principal balance of this note was $0 at June 30, 2019.

During the three month period ended June 30, 2019:

The Company issued 18,869,220 shares to settle $90,182 of accrued interest owed on fourteen convertible notes payable.

Shareholder Loans

At June 30, 2019 the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005. During the three month period ended June 30, 2019 the Company repaid the principal balance of $200 of a loan owed to its CEO.

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

In February of 2019, the Company issued 12,500,000 shares of its restricted common stock for past legal services. The attorney agreed that the payment of the 12,500,000 shares satisfied all outstanding debts for legal services owed the law firm.

During the six month period ended June 30, 2019, the Company issued a consultant a total of 3,000,000 share its restricted common stock in conjunction with a consulting agreement from July 2018 for social media and website management.

During the six month period ended June 30, 2019, the Company issued a total of 7,000,000 share its restricted common stock on various dates under consulting agreements for assistance with procuring a marina slip, general business consulting and corporate communications.

During the six month period ended June 30, 2019, the Company issued a consultant a total of 3,000,000 shares of its restricted common stock in conjunction with a consulting agreement from July 2018 for social media and website management.

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

In March of 2019, the Company entered into an agreement with an individual to provide continuing technology consulting services regarding the development of a submersible device for potential use in the Company’s operations. The Company agreed to pay the consultant $7,000 per month for three months plus an additional $3,000 per month in restricted shares of the Company’s restricted common stock. The Company issued the consultant 987,282 shares of its restricted common stock. The term of the agreement is for three months until June 6, 2019. The Company terminated its agreement with the consultant in May of 2019.

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

In April of 2019 the Company entered into a consulting agreement with an individual to provide corporate communications services. Under the terms of the agreement the Company agreed to pay the consultant $3,500 per month for three months and a total of 1,000,000 shares of the Company’s restricted common stock. The Company also agreed to pay the certain pre approved expenses. The Company issued all 1,000,000 shares of the stock owed under the agreement.

In April and May of 2019 the Company issued 3,950,000 shares of its restricted common stock to three independent contractors as a bonus for providing services to the Company on favorable terms including the willingness to defer cash payments for lengthy periods of time.

In June of 2019 the Company entered into a consulting agreement with an individual for various non-dive related operations management consulting services related to its exploration and recovery operations. The term of the agreement is for one month and the Company issued 2,500,000 shares of its restricted common stock to the consultant.

In June of 2019, the Company entered into an agreement with an individual to join the Company’s advisory council. Under the advisory council agreement the advisor agreed to provide various advisory services to the Company, including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company's business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company's operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect to the Company's business, and providing such other advisory or consulting services as may be appropriate from time to time. The term of the advisory council agreement is for one year. In consideration for the performance of the advisory services, the Company agreed to issue the advisor a total of 400,000 shares of restricted common stock. If the advisor or the Company terminates the advisory council agreement prior to the expiration of the one year term, the advisors agreed to return to the Company for cancellation any portion of the shares that have not vested. Under the advisory council agreement, the Company has agreed to reimburse the advisors for pre approved expenses.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $3,500 per month plus periodic bonuses to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. At June 30, 2019 the Company owed the related party consultant $0 for services rendered. At December 31, 2018 the Company owed the related party limited liability company $11,150. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2019 the Company owed the related party limited liability company $6,577 for services rendered. At December 31, 2018 the Company owed the related party limited liability company $4,385.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2019 the Company has had extensive dealings with related parties including the following:

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

In April of 2019, the Company entered into a convertible promissory note agreement in the amount of $20,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before October 23, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

In June of 2019, the Company entered into a convertible promissory note agreement in the amount of $5,100 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before December 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

On various dates during the six month period ended June 30, 2019 the Company repaid its CEO a total of $5,048 principal and accrued interest to repay various outstanding loans.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $3,500 per month plus periodic bonuses to provide general business consulting and assessing the Company's business and to advise management with respect to an appropriate business strategy on anongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. At June 30, 2019 the Company owed the related party consultant $0 for services rendered. At December 31, 2018 the Company owed the related party limited liability company $11,150. The consultant provides the services under the direction and supervision of the Company’s CEO.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At June 30, 2019 the Company owed the related party limited liability company $6,577 for services rendered. At December 31, 2018 the Company owed the related party limited liability company $4,385.

At June 30, 2019 the following promissory notes and shareholder loans were outstanding to related parties:

See Note 8 convertible notes payable and notes payable - related parties and related parties in default.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019 the Company sold or issued shares of its common stock as follows:

(i)	sales of 43,449,998 shares of common stock under subscription agreements for approximately $145,000 in proceeds, used for general corporate purposes, working capital and repayment of debt; and
(ii)	issuance of 6,300,000 shares of common stock for services.

Subsequent to June 30, 2019 the following convertible notes payable went into default:

1)	A convertible note payable originally due July 3, 2019 with a face amount of $1,000; and
2)	A convertible note payable due to a related party originally due July 8, 2019 with a face amount of $7,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements. The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results or actions may differ materially from these forward-looking statements for due to many factors and the success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital. Such factors include, among others, the following: our ability to continue as a going concern, general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-Q. This Item should be read in conjunction with the consolidated financial statements, the related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management, as well as on assumptions made by and information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties, which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to successfully locate cargo and artifacts from shipwreck sites and a number of other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

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

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by inclement weather, sea conditions or other natural hazards. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur, and already have occurred, that adversely affect the Company’s operations. For safety reasons, the Company chooses to not work in seas over three feet. To date in 2019 the Company has had limited days to work because the seas have generally been over three feet. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

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

In the past the Company has investigated various technologies and non-scientific equipment to help better explore or document our sites. To present date, nothing has been proven to work. The Company will continue to experiment with unproven technologies and will actively work with third party scientists and engineers as independent contractors to develop its own proprietary technology. The cost of scientist, equipment, and laboratories for inventing proprietary technology will be expensive and will negatively impact the Company. The Company will also continue to investigate media opportunities.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes or to settle other loans and debt, may cause a significant decline in the market price of the Company’s securities. Regulatory agencies are also making it difficult for broker dealers to accept stock certificates from issuers of low priced stocks, even though the issuer may be fully reporting and current with their required regulatory filings.

Some clearing firms who used to clear low priced securities for multiple brokerage firms have closed or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it will be very difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities.

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

●
The Company has generated limited revenues to date, including some nominal revenue from dividends and our business goals continue to evolve. Relationships are being developed with scientists, as well as with for profit companies and a local university.

●
The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors.

●
The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company may develop its own proprietary technology or work with third parties to develop technology to aid in its exploration and recovery operations, which will require additional time and financing. The cost of developing the new technology has, to date, been very expensive.

●	The Company has investigated media opportunities and will continue to evaluate different media strategies.

●	The Company is actively looking to partner with revenue producing companies like Probability and Statistics, Inc.

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

In July of 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Cape Canaveral, Florida. The Permit was active for three years from the date of issuance. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help ensure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. The Permit for one of the additional areas was given to the Company on July 6, 2016 and identified as Area 1. Both permits for Area 1 and Area 2 have been renewed in 2019 for an additional 3 years.

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

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future wreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed with the exception of a proprietary search device that the Company has developed in conjunction with an outside technology laboratory. The device is named the SeaSearcher and is currently being tested and reviewed for efficacy.

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

The Compay’s wholly owned subsidiary Blockchain LogisTech, LLC had previously located potential opportunities for P&S to deliver blockchain related solutions. P&S signed up a client in an earlier period in 2019 due to a referral by Blockchain LogisTech, LLC, and P&S paid a referral fee to Blockchain LogisTech, LLC that was received in May of 2019. Blockchain LogisTech, LLC is working with P&S to develop additional referral opportunities.

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

Limited Operating History

The Company has not currently generated only minimal revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

At June 30, 2019, the Company had a working capital deficit of $1,294,652. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2019.

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

Summary of Six Months Ended June 30, 2019 Results of Operations

Net losses for the six month period ended June 30, 2019 were $941,637 versus $714,057 for the six month period ended June 30, 2018, an increase of approximately 32%. The increase in net losses in 2019 was primarily due to increases in consulting and contractor expenses, vessel maintenance expenses, professional fees and general and administrative expenses. During the six month period ended June 30, 2019, consulting and contractor fees were $491,262 compared to $430,159 during the six month period ended June 30, 2018. The approximate 14% increase in consulting and contractor fees in 2019 was largely a result of stock based compensation being paid to several consultants for strategy and business consulting, advisory council, technology consulting and research, operations, archeological services as well as the payment of Board of Directors’ fees. Independent contractor fees also increased as the Company geared up for the summer diving season. During the six month period ended June 30, 2019 the Company incurred vessel related expenses of $41,987 versus vessel related expenses of $23,105 during the same period in 2018, an increase of approximately 82%. The increase in vessel related expenses were primarily due to repairs to the Company’s main salvage vessel and some additional repairs and dockage for other vessels. The Company did incur some expenses for repairs to the main salvage vessel in 2019, and the Company also deferred making some repairs, however the Company believes that extensive repairs will be needed in the foreseeable future on both the main salvage vessel and some repairs on other vessels that the Company intends to utilize in its exploration efforts. During the six month period ended June 30, 2019 the Company incurred professional fees related expenses of $52,575 versus $35,726 during the six month period ended June 30, 2018, an increase of approximately 47%. General andadministrative expenses for the period ended June 30, 2019 were $224,863 compared to $42,696 for the period ended June 30, 2018, an increase of approximately 427%. The significant increase in the general and administrative expense in 2019 was that the Company incurred $170,556 of expenses related to the research and development of the SeaSearcher. Rent expense was $19,496 in 2019 versus $19,085 in 2018, a 2% year-over-year decrease. Travel and entertainment expenses for the six month period ended June 30, 2019 were $27,675 versus $36,587 for the six month period ended June 30, 2018, a decrease of approximately 24%. Interest expense for the six month period ended June 30, 2019 was $90,279 versus $109,707 for the six month period ended June 30, 2018, a decrease of approximately 18%. Interest expense decreased in 2019 due to the impact of the beneficial feature conversion features recorded on convertible debt as debt discounts and amortized into interest expense.

Summary of Three Months Ended June 30, 2019 Results of Operations

The Company’s net loss for the three month period ended June 30, 2019 was $581,251 as compared to a net loss of $452,794 during the three month period ended June 30, 2018, an increase of approximately 28%. The increase in net losses in 2019 was primarily due to increases in vessel maintenance expenses, professional fees and general and administrative expenses. During the three month period ended June 30, 2019 consulting and contractor fees were $263,652 as compared to $283,383 for the three month period ended June 30,2018, a decrease of approximately 7%. Vessel maintenance and dockage was $30,632 during the three month period ended June 30, 2019 versus $15,265 during the same period in 2018, an increase of 101% in 2019. During the three month period ended June 30, 2019, professional fees were $20,815 as compared to $12,131 during the three month period ended June 30, 2018, an increase of approximately 72%. The general and administrative expenses for the period ended June 30, 2019 were $197,099 compared to $25,348 for the period ended June 30, 2018, a quarter-over-quarter increase of approximately 678%. The significant increase in the general and administrative expense in 2019 was due to the Company incurring $170,556 of expenses related to the research and development of the SeaSearcher. The Company incurred travel and entertainment expenses of $13,118 during the three month period ended June 30, 2019 as compared to $19,157 during the three month period ended June 30, 2018, an approximate 32% decrease on a quarter-over-quarter basis. Interest expense decreased to $54,246 during the three month period ended June 30, 2019 from $78,568 during the three month period ended June 30, 2018, a decrease of approximately 31%. The decrease in interest expense was due to the beneficial feature conversion features recorded on convertible debt as debt discounts and amortized into interest expense.

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the six month period ended June 30, 2019 the Company’s wholly owned subsidiary, Blockchain LogisTech, LLC, generated $3,500 in revenues which is shown as service income on the accompanying consolidated statements of operations. Blockchain Logistech, LLC’s revenue consisted of a referral fee for referring a client to P&S.

Liquidity and Capital Resources

At June 30, 2019, the Company had cash in the bank of $34,889. During the six month period ended June 30, 2019 we incurred a net loss of $941,637. At June 30, 2019, we had $117,372 in current assets and $1,412,024 in current liabilities, leaving us a working capital deficit of $1,294,652.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the period ended June 30, 2019. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

Lack of Significant Revenues and Cash Flow/Significant Losses from Operations

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

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $854,358 for the six month period ended June 30, 2019 and $604,350 for the six month period ended June 30, 2018. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is highly speculative with a very high chance of a total loss of all invested capital.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2018 and 2017 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the six month periods ended June 30, 2019 and 2018, we have experienced operating losses in every year since our inception resulting in an accumulated deficit of $15,753,184 as of June 30, 2019. Our financial results as of June 30, 2019 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the periods ended June 30, 2019 and 2018).  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources.  Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2018.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  However, as a result of our evaluation and review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below.  As of June 30, 2019 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2019, the Company issued 9,950,000 shares of its restricted common stock for various consulting services for dive operations, strategic business consulting, technology consulting and research, advisory council fees, and business advisory fees, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the six month period ended June 30, 2019, the Company entered into subscription agreements to sell 163,528,572 shares of its restricted common stock in exchange for proceeds of $443,900. The proceeds received were used for general corporate purposes, working capital and the repayment of debt. The Company issued 18,869,220 shares to settle $90,182 of accrued interest owed on fourteen convertible notes payable. The Company issued 7,000,000 shares to settle an account payable in the amount of $7,000.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the six month period ended June 30, 2019, the Company did not issue any securities for the conversion of promissory notes or debt. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

SEAFARER EXPLORATION CORP.

Date: August 14, 2019	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2019	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 14, 2019	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 14, 2019	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 14, 2019	By:	/s/ Bradford Clark
Bradford Clark, Director