Form 10-Q
period 2019-09-30
SEAFARER EXPLORATION CORP
filed 2019-11-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 11, 2019, there were 4,384,607,171 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2019

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash	$91,146	$-
Prepaid expenses	59,249	2,060
Deposits and other receivables	750	750
Total current assets	151,145	2,810

Right to use asset, net	11,748	-
Investment in P & S, Inc.	78,000	78,000
Total Assets	$240,893	$80,810

Liabilities and Stockholders’ Deficit
Current liabilities
Overdraft	$-	$2,919
Accounts payable and accrued expenses	283,794	480,951
Convertible notes payable, net of discounts of $43,715 and $1,401	7,285	1,599
Convertible notes payable, related parties, net of discounts of $15,704 and $7,588	21,396	21,612
Convertible notes payable, in default	328,300	457,300
Convertible notes payable, in default - related parties	374,600	341,000
Notes payable, net of discounts of $3,071 and $14,9430	101,930	90,057
Notes payable, in default	80,000	152,500
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	1,500	6,548
Lease liability, current portion	11,865	-
Total current liabilities	1,229,170	1,572,986

Total Liabilities	1,229,170	1,572,986

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued	-	-
Series A - 7 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series B - 60 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value - 6,900,000,000 shares authorized; 4,384,407,178 and 3,518,252,964 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	437,188	350,573
Common stock to be issued, $0.0001 par value, 3,400,000 and 23,192,857 shares outstanding at September 30, 2019 and December 31, 2018, respectively	340	2,319
Additional paid in capital	15,172,466	13,109,751
Accumulated deficit	(16,598,271)	(14,954,819)
Total Stockholders’ Deficit	(988,277)	(1,492,176)

Total Liabilities and Stockholders’ Equity	$240,893	$80,810

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30
	2019		2018

Revenue:
Service income		$9,100		$-

Operating Expenses
Consulting and contractor expenses		361,079		148,016
Vessel maintenance and dockage		29,189		14,890
Research and development		210,135		-
Professional fees		26,000		11,224
General and administrative expense		-		11,604
Depreciation expense		-		3,508
Rent expense		9,100		6,690
Travel and entertainment expense		15,730		13,500
Total operating expenses		651,233		209,432

Net loss from operations		(642,133)		(209,432)

Other income (expense)
Interest expense		(55,908)		(85,670)
Loss on extinguishment of debt		(5,274)		-
Dividend income		1,500		-
Total expenses, net		(59,682)		(85,670)
Net loss		$(701,815)		$(295,102)

Basic and diluted loss per share	$	(-)	$	(-)

Weighted average shares outstanding		4,304,008,551		2,943,435,416

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30
	2019		2018

Revenue:
Service income		$12,600		$-

Operating Expenses
Consulting and contractor expenses		852,342		578,175
Vessel maintenance and dockage		71,176		37,995
Research and development		327,935		-
Professional fees		78,575		46,950
General and administrative expense		107,062		54,300
Depreciation expense		-		20,500
Rent expense		28,596		25,775
Travel and entertainment expense		43,405		50,087
Total operating expenses		1,509,091		813,782

Net loss from operations		(1,496,491)		(813,782)

Other income (expense)
Interest expense		(146,187)		(195,377)
Loss on extinguishment of debt		(5,274)		-
Dividend income		4,500		-
Total expenses, net		(146,961)		(195,377)
Net loss		$(1,643,452)		$(1,009,159)

Basic and diluted loss per share	$	(-)	$	(-)

Weighted average shares outstanding		4,012,673,236		3,012,566,490

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance December 31, 2018	7	$-	60	$-	3,518,252,964	$350,573	23,192,857	$2,319	$13,109,751	$(14,954,819)	$(1,492,176)

Common stock issued for cash	-	-	-	-	346,066,667	34,607	-	-	327,243	-	361,850

Stock issued to convert notes payable	-	-	-	-	1,284,938	128	-	-	900	-	1,028

Beneficial conversion feature	-	-	-	-	-	-	-	-	10,500	-	10,500

Stock issued for services	-	-	-	-	96,220,616	9,622	-	-	202,028	-	211,650

Stock issued for financing cost	-	-	-	-	5,000,000	500	-	-	7,000	-	7,500

Net Loss	-	-	-	-	-	-	-	-	-	(360,386)	(360,386)

Balance March 31, 2019	7	-	60	-	3,966,825,185	395,430	23,192,857	2,319	13,657,422	(15,315,205)	(1,260,034)

Common stock issued for cash	-	-	-	-	160,028,572	16,003	3,500,000	350	427,547	-	443,900

Reclass from common stock to be issued	-	-	-	-	23,192,857	2,319	(23,192,857)	(2,319)	-	-	-

Stock issued to convert accrued interest on convertible notes payable	-	-	-	-	18,869,220	1,887	-	-	88,295	-	90,182

Stock issued to convert accounts payable	-	-	-	-	7,000,000	700	-	-	6,300	-	7,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	25,100	-	25,100

Stock issued for services	-	-	-	-	7,850,000	785	-	-	73,090	-	73,875

Net Loss	-	-	-	-	-	-	-	-	-	(581,251)	(581,251)

Balance June 30, 2019	7	-	60	-	4,183,765,834	417,124	3,500,000	350	14,277,754	(15,896,456)	(1,201,228)

Common stock issued for cash	-	-	-	-	129,034,759	12,903	3,400,000	340	391,947	-	405,190

Reclass from common stock to be issued	-	-	-	-	3,500,000	350	(3,500,000)	(350)	-	-	-

Stock issued to convert notes payable and accrued interest	-	-	-	-	37,806,585	3,781	-	-	200,940	-	204,721

Beneficial conversion feature	-	-	-	-	-	-	-	-	67,375	-	67,375

Stock issued for services	-	-	-	-	26,300,000	2,630	-	-	201,950	-	204,580

Stock issued for charitable contributions	-	-	-	-	4,000,000	400	-	-	32,500	-	32,900

Net Loss	-	-	-	-	-	-	-	-	-	(701,815)	(701,815)

Balance September 30, 2019	7	$-	60	$-	4,384,407,178	$437,188	3,400,000	$340	$15,172,466	$(16,598,271)	$(988,277)

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance December 31, 2017	7	$-	60	$-	2,784,317,155	$278,432	-	$-	$12,293,080	$(13,677,635)	$(1,106,123)

Common stock issued for cash	-	-	-	-	10,000,000	1,000	-	-	24,000	-	25,000

Stock issued to convert notes payable	-	-	-	-	10,510,000	1,051	-	-	13,949	-	15,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	19,571	-	19,571

Stock issued for services	-	-	-	-	5,250,000	525	-	-	4,725	-	5,250

Stock issued for financing cost	-	-	-	-	8,500,000	850	-	-	6,500	-	7,350

Net Loss	-	-	-	-	-	-	-	-	-	(261,263)	(261,263)

Balance March 31, 2018	7	-	60	-	2,818,577,155	281,858	-	-	12,361,825	(13,938,898)	(1,295,215)

Common stock issued for cash	-	-	-	-	125,740,000	12,574	-	-	94,086	-	106,660

Stock issued to convert notes payable	-	-	-	-	4,000,000	400	-	-	4,000	-	4,400

Beneficial conversion feature	-	-	-	-	-	-	-	-	81,500	-	81,500

Stock issued for services	-	-	-	-	148,830,000	14,883	-	-	147,300	-	162,183

Stock issued for financing cost	-	-	-	-	4,000,000	400	-	-	7,650	-	8,050

Net Loss	-	-	-	-	-	-	-	-	-	(452,794)	(452,794)

Balance June 30, 2018	7	$-	60	$-	3,101,147,155	$310,115	-	-	$12,696,361	$(14,391,692)	$(1,385,216)

Common stock issued for cash	-	-	-	-	79,219,242	7,922	-	-	57,380	-	65,302

Stock issued to convert notes payable	-	-	-	-	-	-	-	-	-	-	-

Beneficial conversion feature	-	-	-	-	-	-	-	-	1,714	-	1,714

Stock issued for services	-	-	-	-	8,000,000	800	-	-	9,300	-	10,100

Stock issued for financing cost	-	-	-	-	15,000,000	3,000	-	-	35,500	-	38,500

Shares issued in exchange for investment in P&S, Inc.	-	-	-	-	60,000,000	6,000	-	-	72,000	-	78,000

Net Loss	-	-	-	-	-	-	-	-	-	(295,102)	(295,102)

Balance September 30, 2018	7	$-	60	$-	3,263,366,397	$327,837	-	$-	$12,872,255	$(14,686,794)	$(1,486,702)

See notes to unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2019	2018

CASH FLOWS FROM OPERATNG ACTIVITIES:
Net Loss	$(1,643,452)	$(1,009,159)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	20,308
Amortization of beneficial conversion feature, loan fees and ROU asset	73,397	113,283
Common stock issued for services	432,114	185,683
Common stock issued for charitable contributions	32,900	-
Common stock issued for loan fees	7,500	51,974
Loss on extinguishment of debt	5,274
Decrease (increase) in:
Prepaid expenses and deposits	-	21,034
Increase (decrease) in:		-
Accounts payable and accrued expenses	(68,450)
Operating lease liabilities	(10,710)	195,798
Net cash used by operating activities	(1,171,427)	(421,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	(2,919)	3,000
Proceeds from the issuance of common stock	1,210,940	196,851
Proceeds from the issuance convertible notes payable	62,000	12,000
Payments on convertible notes payable	(46,500)	(10,000)
Proceeds from the issuance convertible notes payable, related party	44,100	120,500
Proceeds from note payable	-	69,546
Payments on notes payable	-	(6,000)
Payments on notes payable related party	-	(26,250)
Advances from shareholder	-	8,870
Payments to shareholders	(5,048)	(9,855)
Net cash provided by financing activities	1,262,573	358,662

NET INCREASE IN CASH	91,146	(62,417)
CASH, BEGINNING OF PERIOD	-	62,417
CASH, END OF PERIOD	$91,146	$-

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$750
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$296,435	$-
Operating lease liabilities and right of use asset	$22,572	$-
Beneficial conversion feature on convertible notes payable	$102,975	$-
Stock issued for prepaid services	$164,267	$-
Accounts payable paid with common stock	$7,500	$-

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2019. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019 or for any future period.

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

The Company’s wholly owned subsidiary Blockchain LogisTech, LLC, was formed on April 4, 2018 and began operations in 2019. Blockchain LogisTech, LLC provides customer referrals to a blockchain related software services company.

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

Blockchain Software Services Referral Agreement

The Company’s wholly owned subsidiary Blockchain LogisTech, LLC, has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company.

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2019. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At September 30, 2019, the Company had a working capital deficit of $1,078,025. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Blockchain LogisTech, LLC which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2019 and December 31, 2018.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $210,135 and $0 for the three months ended September 30, 2019 and 2018, respectively and $327,935 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company recognizes revenue from the referrals that Blockchain LogisTech, LLC has made to a provider of software services when payment for a referral is received from the provider of software services.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the nine months ended September 30, 2019 and 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of September 30, 2019 and 2018, there were 545,722,872 and 569,808,777 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine months ended September, 2019 and 2018.

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

Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 provides comprehensive guidance on derivative and hedging transactions. It sets forth the definition of a derivative instrument and specifies how to account for such instruments, including derivatives embedded in hybrid instruments. In addition, ASC 815 establishes when reporting entities, in certain limited, well-defined circumstances, may apply hedge accounting to a relationship involving a designated hedging instrument and hedged exposure. Hedge accounting provides an alternative, special way of accounting for such relationships. ASC 815 also provides guidance on how reporting entities determine whether an instrument is (1) indexed to the reporting entity’s own stock and (2) considered to be settled in the reporting entity’s own stock. Such a determination will dictate whether an instrument should be accounted for as debt or equity and the appropriate accounting for the instrument. Finally, ASC 815 addresses the accounting for non-exchange-traded weather derivatives. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. As of September 30, 2019 and 2018, all of the Company’s convertible notes payable were classified as conventional instruments.

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

NOTE 4 – OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019 and 2018, the Company recorded $3,945 and $0 and $11,835 and $0, respectively, as operating lease expense which is included in rent expenses on the statements of operations.

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

Right-of- use assets are summarized below:

September 30, 2019
(Unaudited)
Office lease (remaining lease term of 12 months)	$22,575
Less accumulated amortization	(10,828)
Right-of-use assets, net	$11,748

Amortization on the right -of -use asset is included in rent expense on the statements of operations.

Operating Lease liabilities are summarized below:

September 30, 2019
(Unaudited)
Office lease	$11,865
Less: current portion	(11,865)
Long term portion	-

Maturity of lease liabilities are as follows:

Nine months ended September 30, 2019	$3,894
Year ending 2020	7,968
11,952
Less: Present value discount	(87)
Lease liability	$11,865

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

The investment in P&S was valued at $78,000 based on fair value of the Company’s shares issued to P&S on the date of the share exchange agreement.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following table reflects the convertible notes payable at September 30, 2019:

	Date	Due Date	Principal Balance	Rate	Conversion Rate

Convertible notes payable
	09/04/19	03/04/20	$25,000	6.00%	0.00300
	09/04/19	03/04/20	$26,000	6.00%	0.00300
Sub-Total convertible notes payable			$51,000

Less unamortized discounts			$43,715

Balance convertible notes payable			$7,285

Convertible notes payable - related parties
	04/25/19	10/23/19	$20,000	6.00%	0.00400
	06/07/19	12/07/19	$5,100	6.00%	0.00300
	09/17/19	04/17/20	$12,000	6.00%	0.00300
Sub-Total convertible notes payable - related parties, Balance			$37,100

Less unamortized discounts			$15,704

Balance convertible notes payable - related parties			$21,396

Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	10.00%	0.01500
	11/20/12	05/20/13	$50,000	6.00%	0.00500
	01/19/13	07/30/13	$5,000	6.00%	0.00400
	02/11/13	08/11/13	$9,000	6.00%	0.00600
	09/25/13	03/25/14	$10,000	6.00%	0.01250
	10/04/13	04/04/14	$50,000	6.00%	0.01250
	10/30/13	10/30/14	$50,000	6.00%	0.01250
	05/15/14	11/15/14	$40,000	6.00%	0.00700
	10/13/14	04/13/15	$25,000	6.00%	0.00500
	09/18/15	03/18/16	$25,000	6.00%	0.00200
	04/04/16	10/04/16	$10,000	6.00%	0.00100
	07/19/16	07/19/17	$4,000	6.00%	0.00150
	08/24/16	02/24/17	$20,000	6.00%	0.00100
	03/06/18	09/06/18	$6,000	6.00%	0.00060
	02/06/18	11/07/18	$6,000	6.00%	0.00060
	10/29/18	04/29/19	$3,000	6.00%	0.00070
	01/03/19	07/03/19	$1,000	6.00%	0.00100
	03/16/19	09/16/19	$10,000	6.00%	0.00100
Balance convertible notes payable - in default			$328,300

Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	10.00%	0.01500
01/25/10	01/25/11	$6,000	6.00%	0.00500
01/18/12	07/18/12	$50,000	8.00%	0.00400
01/19/13	07/30/13	$15,000	6.00%	0.00400
07/26/13	01/26/14	$10,000	6.00%	0.01000
01/17/14	07/17/14	$31,500	6.00%	0.00600
05/27/14	11/27/14	$7,000	6.00%	0.00700
07/21/14	01/25/15	$17,000	6.00%	0.00800
10/16/14	04/16/15	$21,000	6.00%	0.00450
07/14/15	01/14/16	$9,000	6.00%	0.00300
01/12/16	07/12/16	$5,000	6.00%	0.00200
05/10/16	11/10/16	$5,000	6.00%	0.00050
05/10/16	11/10/16	$5,000	6.00%	0.00050
05/20/16	11/20/16	$5,000	6.00%	0.00050
07/12/16	01/12/17	$2,400	6.00%	0.00060
01/26/17	03/12/17	$5,000	6.00%	0.00050
02/14/17	08/14/17	$25,000	6.00%	0.00075
08/16/17	09/16/17	$3,000	6.00%	0.00080
03/14/18	05/14/18	$25,000	6.00%	0.00070
04/04/18	06/04/18	$3,000	6.00%	0.00070
04/11/18	06/11/18	$25,000	6.00%	0.00070
05/08/18	07/08/18	$25,000	6.00%	0.00070
05/30/18	08/30/18	$25,000	6.00%	0.00070
06/12/18	09/12/18	$3,000	6.00%	0.00070
06/20/18	09/12/18	$500	6.00%	0.00070
01/09/18	01/09/19	$12,000	6.00%	0.00060
08/27/18	02/27/19	$2,000	6.00%	0.00070
10/02/18	04/02/19	$1,000	6.00%	0.00080
10/23/18	04/23/19	$4,200	6.00%	0.00070
11/07/18	05/07/19	$2,000	6.00%	0.00080
11/14/18	05/14/19	$8,000	6.00%	0.00080
01/08/19	07/08/19	$7,000	6.00%	0.00080
Balance convertible notes payable - related parties, in default		$374,600

Balance all convertible notes payable, net of unamortized discounts of $59,419		$731,581

Notes Payable

The following table reflects the notes payable at September 30, 2019:

	Date	Due Date	Principal Balance	Rate
Notes payable
	11/29/17	11/29/19	$105,000	2.06%
Sub-Total notes payable			$105,000

Less unamortized discounts			$3,070

Balance notes payable			$101,930

Notes payable - in default
	04/27/11	04/27/12	$5,000	6.00%
	12/14/17	12/14/18	$75,000	6.00%
Balance notes payable - in default			$80,000

Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	6.00%
	10/06/15	11/15/15	$10,000	6.00%
	02/08/18	04/09/18	$1,000	6.00%
Balance notes payable - related parties, in default			$18,500

Balance all notes payable, net of unamortized discounts of $3,070			$200,430

New Convertible Notes Payable and Notes Payable

During the nine month period ended September 30, 2019 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In January of 2019, the Company entered into a convertible promissory note agreement in the amount of $1,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before July 3, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.001 per share.

In January of 2019, the Company entered into a convertible promissory note agreement in the amount of $7,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before July 8, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share.

In March of 2019, the Company entered into a convertible promissory note agreement in the amount of $10,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 16, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0010 per share.

In April of 2019, the Company entered into a convertible promissory note agreement in the amount of $20,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before October 23, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share.

In June of 2019, the Company entered into a convertible promissory note agreement in the amount of $5,100 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before December 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

In September of 2019, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before March 4, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

In September of 2019, the Company entered into a convertible promissory note agreement in the amount of $26,000 with an individual. This loan pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before March 4, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

In September of 2019, the Company entered into a convertible promissory note agreement in the amount of $12,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before April 17, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

For the nine month period ended September 30, 2019, the Company recorded beneficial conversion features of $102,975 on the convertible notes payable issued which was recorded as debt discounts and will be amortized to interest expense over the related terms of the convertible debt. For the nine month period ended September 30, 2019, the Company recorded amortization of debt discounts of $64,418. For the three month period ended September 30, 2019, the Company recorded amortization of debt discounts of $25,188. For the nine month period ended September 30, 2018, the Company recorded amortization of debt discounts of $95,483. For the three month period ended September 30, 2018, the Company recorded amortization of debt discounts of $27,628.

Note Conversions

During the nine month period ended September 30, 2019:

A lender converted the principal and accrued interest for a convertible promissory note outstanding with a principal balance of $1,000 into 1,284,938 shares of the Company’s common stock. The remaining principal balance of this note was $0 at September 30, 2019.

The Company issued 18,869,220 shares of common stock to settle $90,182 of accrued interest owed on fourteen convertible notes payable.

The Company issued 37,806,585 shares of common stock to settle $199,497 of principal and accrued interest owed on four convertible notes payable and one note payable. The remaining principal balance of all of these note was $0 at September 30, 2019. Due to the extinguishment of the one note payable with common stock a loss in the amount of $5,274 was recognized upon settlement.

Shareholder Loans

At September 30, 2019 the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

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

As of November 14, 2019 convertible note payable and notes payable with a combined face value of $821,400 were in default.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company’s total authorized capital stock consists of 6,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At September 30, 2019 and December 31, 2018, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Common Stock Issuances

During the nine month period ended September 30, 2019, the Company issued or is to issue the following shares of common stock:

-	642,029,999 restricted shares for total proceeds of $1,210,940.

-	130,370,616 fully vested and non-forfeitable restricted shares for services provided by consultants, contractors, advisory members, board members, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company. For the three and nine month periods ended September 30, 2019, we incurred $59,325 and $477,068 of compensation expense for stock issued for services and have prepaid expenses of $59,249 at September 30, 2019 for stock issued prior to services being performed.

-	57,960,743 restricted shares to settle $290,679 of principal and accrued interest owed on various convertible notes payable and one note payable.

-	7,000,000 restricted shares to settle an account payable in the amount of $7,000.

-	5,000,000 restricted shares to one of our convertible note payable lenders as a penalty for failure to repay the convertible note when due. The fair value of these shares was determined to be $7,500 based on the market price of the stock on date issued in accordance with the convertible note payable agreement.

-	4,000,000 restricted shares issued as charitable contributions to three separate charities. The Company determined the fair value of the shares issued using the stock price on date of issuance. For the three and nine month periods ended September 30, 2019, we incurred $32,900 and $32,900 of charitable donation expense for stock which is included in general and administrative expenses in the statement of operations.

Warrants and Options

The Company did not issue any warrants or options during the nine month period ended September 30, 2019.

At September 30, 2019 the Company had warrants to purchase a total of 8,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at September 30, 2019:

	Number of Shares
Term	September 30, 2018	Exercise Price
11/10/12 to 11/20/22	4,000,000	0.0050
09/18/15 to 09/18/20	4,000,000	0.0030
	8,000,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Brevard County, Florida

In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. Seafarer is handling the operations on behalf of Seafarer’s Quest, there has been no significant financial activity in Seafarer’s Quest.

Referral Agreement with Probability and Statistics, Inc.

The Company has an agreement with Probability and Statistics, Inc. (“P&S”) to receive referral fees from P&S. Under the terms of the agreement P&S has agreed to pay a 7% referral fee to the Company when P&S receives funds for providing blockchain software services to entities that were referred by the Company. The agreement is ongoing and has no expiration date.

Certain Other Agreements

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

Services Agreements

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2019, the Company has had extensive dealings with related parties including the following:

In January of 2019, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate two of the individuals via payment of 22,000,000 restricted shares of its common stock each, and two of the individuals via payment of 3,666,667 shares of the Company’s restricted common stock, an aggregate total of 51,333,334 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

In January of 2019, the Company entered into a convertible promissory note agreement in the amount of $7,000 with a person who is related to the Company’s CEO. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before July 8, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.008 per share. This note is currently in default due to non payment of principal and interest upon maturity.

In April of 2019, the Company entered into a convertible promissory note agreement in the amount of $20,000 with a person who is related to the Company’s CEO. This note pays interest at a rate of 6% per annum and the principal and accrued interest were due on or before October 23, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.004 per share. This note is currently in default due to non payment of principal and interest upon maturity.

In June of 2019, the Company entered into a convertible promissory note agreement in the amount of $5,100 with a person who is related to the Company’s CEO. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before December 7, 2019. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

In September of 2019, the Company entered into a convertible promissory note agreement in the amount of $12,000 with a person who is related to the Company’s CEO. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before April 17, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

On various dates during the nine month period ended September 30, 2019 the Company repaid its CEO a total of $5,048 principal and accrued interest to repay various outstanding loans.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $3,500 per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. At September 30, 2019 the Company owed the related party consultant $0 for services rendered. At December 31, 2018 the Company owed the related party limited liability company $11,150.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. At September 30, 2019 the Company owed the related party limited liability company $0 for services rendered. At December 31, 2018 the Company owed the related party limited liability company $4,385.

At September 30, 2019 the following promissory notes and shareholder loans were outstanding to related parties:

See Note 6 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019 the Company issued or has agreed to issue shares of its common stock as follows (Unaudited):

(i)	sales of 62,766,666 shares of common stock under subscription agreements for approximately $171,500 in proceeds, used for general corporate purposes, working capital and repayment of debt;
(ii)	issuance of 760,409 shares of common stock for services; and
(iii)	34,000,000 shares of common stock with a value at $200,600 on the date of the agreement for the purchase of a vessel and trailer.

Subsequent to September 30, 2019 the following convertible notes payable went into default (Unaudited):

1)	A convertible note payable originally due October 23, 2019 with a face amount of $20,000.

On November 14 the Board of Directors voted to increase the authorized shares of the Corporation from 4,900,000,000 common shares to 6,900,000,000 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements. The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results or actions may differ materially from these forward-looking statements for due to many factors and the success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital. Such factors include, among others, the following: our ability to continue as a going concern, general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-Q. This Item should be read in conjunction with the consolidated financial statements, the related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

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

The Company believes it may eventually be conducting archaeological research around the world and potentially supporting governmental or quasi-governmental organizations, universities and affiliated research groups and private research entities in the documentation of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to government states, university researchers, and other responsible academic parties upon reasonable request. The Company intends to use its best efforts to maintain periodic ongoing education of personnel involved in its operations.

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

In addition to natural hazards there are constant repair and maintenance issues with historic shipwreck exploration and recovery vessels. The Company’s primary exploration vessel is an older vessel that was originally used in other capacities and has been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of vessels, is time consuming and has been very expensive and there may be significant periods of vessel down time, and already has been, that results from needed repairs being made or a lack of current financing to make repairs to the vessel.

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

It is the Company’s intent to identify and located shipwrecks where available research suggests there were not any previous recovery efforts or past recovery efforts failed or were not completed. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will exceed the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts which could lead to lengthy and expensive legal issues.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes or to settle other loans and debt, may cause a significant decline in the market price of the Company’s securities. Regulatory agencies are also making it difficult for broker dealers to accept stock certificates from issuers of low priced stocks, even though the issuer is fully reporting and current with their required regulatory filings.

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

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and money researching potential shipwrecks including obtaining information from foreign archives.

●	The Company has generated limited revenues to date, including some nominal revenue from dividends and our business goals continue to evolve. Relationships are being developed with scientists, as well as with for profit companies.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company may develop its own proprietary technology or work with third parties to develop technology to aid in its exploration and recovery operations, which will require additional time and financing. The cost of developing the new technology has, to date, been very expensive.

●	The Company has investigated media opportunities and will continue to evaluate different media strategies.

●	The Company is actively looking to partner with revenue producing companies similar to Probability and Statistics, Inc.

The Company has previously performed some exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company had previously obtained a recovery permit from the State of Florida for the Juno Beach site. The recovery permit expired in April of 2014. In March of 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices in July 7 of 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site. The Company has submitted a request for renewal of a full recovery permit, however there is no guarantee that a renewal permit will be issued to the Company.

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

Additionally, the Company is reviewing a few business opportunities that may allow it to eventually generate revenue streams to support the operational expenses of Seafarer. Seafarer has also acquired a 1% ownership position in Probability and Statistics, Inc. (P&S) for an exchange of Seafarer’s restricted stock. The Company also has a commission only contract with P&S for any business it refers to P&S.

The Company’s wholly owned subsidiary Blockchain LogisTech, LLC had previously located potential opportunities for P&S to deliver blockchain related solutions. Blockchain LogisTech, LLC is working with P&S to develop additional referral opportunities. The Company has opened a division under Blockchain Logistech to meet the needs of cities and municipalities who are being hacked and held for ransom.

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

At September 30, 2019, the Company had a working capital deficit of $1,078,025. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2019.

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

Summary of Nine Months Ended September 30, 2019 Results of Operations

Net loss for the nine month period September 30, 2019 were $1,643,452 versus $1,009,159 for the nine month period September 30, 2018, an increase of approximately 64%. The increase in net losses in 2019 was primarily due to increases in research and development expenses, consulting and contractor expenses, general and administrative expenses, vessel maintenance expenses, and professional fees. Research and development was $327,935 in 2019, there were no research and development expenses in 2018. The increase in research and development expenses is attributable to the development of the Company’s SeaSearcher drone device. During the nine month period September 30, 2019, consulting and contractor fees were $852,342 compared to $578,175 during the nine month period September 30, 2018. The approximate 47% increase in consulting and contractor fees in 2019 was largely a result of increased stock based compensation being paid to several consultants for strategy and business consulting, advisory council, technology consulting and research, operations, legal services as well as the payment of board of directors’ fees. General and administrative expenses for the nine month period September 30, 2019 were $107,062 compared to $54,300 for the nine month period September 30, 2018, an increase of approximately 97%. During the nine month period September 30, 2019 the Company incurred vessel related expenses of $71,176 versus vessel related expenses of $37,995 during the same period in 2018, an increase of approximately 87%. The increase in vessel related expenses were primarily due to repairs to the Company’s main salvage vessel and additional repairs and dockage for other vessels. The Company did incur some expenses for repairs to the main salvage vessel in 2019, and the Company also deferred making some repairs, however the Company believes that extensive repairs will be needed in the foreseeable future on both the main salvage vessel and some repairs on other vessels that the Company intends to utilize in its exploration efforts. During the nine month period September 30, 2019 the Company incurred professional fees related expenses of $78,575 versus $46,950 during nine month period September 30, 2018, an increase of approximately 67%. Rent expense was $28,596 in 2019 versus $25,775 in 2018, an 11% year-over-year increase. Travel and entertainment expenses for nine month period September 30, 2019 were $43,405 versus $50,087 for the nine month period September 30, 2018, a decrease of approximately 13%. Interest expense for the nine month period September 30, 2019 was $146,187 versus $195,377 for the nine month period September 30, 2018, a decrease of approximately 25%. Interest expense decreased in 2019 due to the conversion by several note holders of the conversion their promissory notes into common stock and the impact of the beneficial feature conversion features recorded on convertible debt as debt discounts and amortized into interest expense.

Summary of Three Months Ended September 30, 2019 Results of Operations

The Company’s net loss for the three month period ended September 30, 2019 was $701,815 as compared to a net loss of $295,102 during the three month period ended September 30, 2018, an increase of approximately 138%. The increase in net losses in 2019 was primarily due to increases in research and development expenses, consulting and contractor expenses, and vessel maintenance expenses. Research and development were $210,135 in 2019, there were no research and development expenses in 2018. The increase in research and development expenses is attributable to the development of the Company’s SeaSearcher drone device. During the three month period ended September 30, 2019 consulting and contractor fees were $361,079 as compared to $148,016 for the three month period ended September 30, 2018, an increase of approximately 144%. Vessel maintenance and dockage was $29,189 during the three month period ended September 30, 2019 versus $14,890 during the same period in 2018, an increase of 96% in 2019. During the three month period ended September 30, 2019, professional fees were $26,000 as compared to $11,224 during the three month period ended September 30, 2018, an increase of approximately 132%. The general and administrative expenses for the period ended June 30, 2019 decreased by $11,604 as compared to the three month period ended September 30, 2018. The Company incurred travel and entertainment expenses of $15,730 during three month period ended September 30, 2019 as compared to $13,500 during three month period ended September 30, 2018, an approximate 17% increase on a quarter-over-quarter basis. Interest expense increased to $55,908 during the three month period ended September 30, 2019 from $85,670 during the three month period ended September 30, 2018, an decrease of approximately 35%. Interest expense decreased in 2019 due to the conversion by several note holders of the conversion their promissory notes into common stock and the impact of the beneficial feature conversion features recorded on convertible debt as debt discounts and amortized into interest expense.

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the nine month period ended September 30, 2019 the Company generated $12,600 in revenues which is shown as service income on the accompanying consolidated statements of operations.

Liquidity and Capital Resources

At September 30, 2019, the Company had cash in the bank of $91,146. During the nine month period ended September 30, 2019 we incurred a net loss of $1,643,452. At September 30, 2019, we had $151,145 in current assets and $1,229,170 in current liabilities, leaving us a working capital deficit of $1,078,025.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of liquidity. The Company continued to operate with significant debt and a working capital deficit during the nine month period ended September 30, 2019. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or loaned to the Company will be lost.

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

Due to the fact that the Company has generated only minimal revenues and does not expect to generate significant revenues for the foreseeable future the Company must rely on outside equity and debt funding. The combination of the ongoing operational, even during times when there is little to no exploration or recovery activities taking place, and corporate expenses as well as the need for outside financing creates a very risky situation for the Company and its shareholders. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

If we are unable to secure additional financing, the Company’s business may fail and our stock price will likely be materially adversely affected and our common stock may become worthless.

Lack of Significant Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without significant revenues and a recurring source of cash flows the Company does not have reliable cash flows to pay its expenses and fund its operations.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,496,491 for the nine month period ended September 30, 2019 and $813,782 for the nine month period ended September 30, 2018. The Company believes that it will continue to generate losses from its operation for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever. Due to the significance of these matters there is substantial doubt about the Company’s ability to continue as a going concern. Any investment in the Company’s securities is highly speculative with a very high chance of a total loss of all invested capital.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2018 and 2017 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the nine month periods ended September 30, 2019 and 2018, we have experienced operating losses in every year since our inception resulting in an accumulated deficit of $16,598,271 as of September 30, 2019. Our financial results as of September 30, 2019 raise substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the periods ended September 30, 2019 and 2018). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2019. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

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

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the managements view that to have audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

*	We have not achieved an optimal segregation of duties for executive officers of the Company.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Disclosure Controls and Procedures

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2019 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

*	Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*	Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*	Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2019, the Company issued 130,370,616 shares of its restricted common stock for various consulting services for board of directors’ fees, legal, financial consulting and accounting, operations, strategic business consulting, technology consulting and research, advisory council fees, administrative and business advisory fees, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the nine month period ended September 30, 2019, the Company entered into subscription agreements to sell 635,129,998 shares of its restricted common stock in exchange for proceeds of $1,210,940 The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

The Company issued 5,000,000 shares of restricted common stock to one of its convertible note payable lenders as a penalty for failure to repay the convertible note when due.

The Company issued 4,000,000 shares of restricted common stock as charitable contributions to three separate charities.

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

Issuance of Securities Due to Conversion of Notes and Debt

During the nine month period ended September 30, 2019, the Company issued 57,960,743 shares to settle $290,679 of principle and accrued interest owed on various convertible notes payable and one note payable. The Company issued 7,000,000 shares to settle an account payable in the amount of $7,000. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

SEAFARER EXPLORATION CORP.

Date: November 14, 2019	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2019	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 14, 2019	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 14, 2019	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 14, 2019	By:	/s/ Bradford Clark
Bradford Clark, Director