Form 10-K
period 2019-12-31
SEAFARER EXPLORATION CORP
filed 2020-04-03
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2019

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $43,287,769 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2020 the Registrant had 4,832,825,164 outstanding shares of its common stock, $0.0001 par value.

SEAFARER EXPLORATION CORP.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Statements in this Form 10-K under “Item 1. Business”, “Item 2. Properties”, “Item 3. Legal Proceedings”, “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements”.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seafarer Exploration Corp., a company organized under the laws of Florida, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to continue as a going concern; general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as “believes”, “plans”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital.

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

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. (“the Company” or “Seafarer”), a Florida Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company’s principal business plan is to develop the infrastructure to engage in archaeological research, archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks and to eventually monetize the recovery of the shipwrecks without selling the treasure. The business plan includes in-depth archival research and translation of historical documents from archives and repositories from around the world.

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

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future wreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed with the exception of the Company’s proprietary SeaSearcher device which is still in development. Additional scientists have been hired as consultants to assist in these endeavors.

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

Additionally, the Company is reviewing a few business opportunities that may allow it to eventually generate revenue streams to support the operational expenses of Seafarer. Seafarer also previously acquired a 1% ownership stake in Probability and Statistics, Inc. (“P&S”) for an exchange of Seafarer’s restricted stock (please see Note 5 - Investment in Probability and Statistics, Inc.). The Company received dividend payments from P&S in 2019 totaling $6,000. The Company’s wholly owned subsidiary Blockchain LogisTech, LLC commenced operations in 2019 and generated $14,000 in referral fees from P&S during the year ended December 31, 2019. The Company has a commission only contract through Blockchain LogisTech, LLC with P&S for any closed business that it refers to P&S.

No Revenue and Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the necessary infrastructure and technology for the investigation of historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  Based on our historical rate of expenditures, the Company expects to expend its available cash in three months from April 3, 2020. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations.

The Company’s auditor has Substantial Doubts as to the Company’s ability to Continue as a Going Concern.

Our auditor’s report on our 2019 and 2018 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. The lack of revenues from operations to date raises substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. The Company has not generated any revenue since inception. Our future is dependent upon our ability to obtain financing to continue our exploration activities. We may seek additional funds through private placements of our common stock. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company’s business plan and expenditures. During the years ended December 31, 2019 and 2018, we did not generate any revenues from continuing operations. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of your investment.

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

In addition to the research, there is periodic ongoing education of personnel involved in the Company’s operations. The Company works with archaeologists to further insure all sensitive archaeological guidelines are met or exceeded.

The Company has investigated various technologies and non-scientific equipment to help better explore or document historic shipwreck sites. To the present date, none of these technologies have been proven to have any efficacy with the exception of the SeaSearcher. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which will result in extra expenses to the Company.

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult, expensive, and rare which is why the Company is developing the SeaSearcher at significant expense. If the Company is not able to locate artifacts or treasure with significant value, then there is high probability that the Company will face adverse consequences.

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

Governmental agencies may require various types of permits to explore shipwreck sites, and the permitting process is often lengthy and complex. Obtaining permits and entering into agreements with governmental and quasi-governmental agencies to conduct historic shipwreck exploration and recovery operations is generally a very complex, time consuming, and expensive process. Furthermore, the process of entering into agreements and/or obtaining permits may be subject to lengthy delays, possibly in excess of a year. Some governmental agencies may refuse to issue permits to the Company for recovery of artifacts or intentionally delay the permitting process.

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

In addition to natural hazards there may be constant repair and maintenance issues with historic shipwreck exploration and recovery vessels. The Company’s primary exploration vessel is an older vessel that was originally used in other capacities and has been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of vessels, is time consuming and can be very expensive and there may be significant periods of vessel down time that results from needed repairs being made or a lack of current financing to make repairs to the vessel.

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

In addition to natural hazards there may be constant repair and maintenance issues with historic shipwreck exploration and recovery vessels. The Company’s primary exploration vessel is an older vessel that was originally used in other capacities and has been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of vessels, is time consuming and can be very expensive and there may be significant periods of vessel down time that results from needed repairs being made or a lack of current financing to make repairs to the vessel.

There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a speculative business venture. There is also significant expense involved in research and ongoing educational programs. Research expenses involve paying scientists for translations, and research dues and fees for various historical entities such as archives, travel and accommodations, and research materials, as well as developmental expenses for the SeaSearcher.

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The ability to deposit restricted shares has also become increasingly more difficult during the year ended December 31, 2019. Some clearing firms who used to clear low priced securities for multiple brokerage firms have closed or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it will be very difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities. Furthermore, the sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market prices of the Company’s securities. Also, because the Company primarily finances the operations with the sale of securities, an increase to the authorized shares may need to be done from time to time.

Accordingly, an investment in Seafarer’s securities is speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consult with professional advisers before making an investment in our securities.

Competition

There are a number of competing entities who are engaged in various aspects of the exploration and salvage of historic shipwrecks, and in the future other competitors may emerge. Some of these companies are publicly traded companies and there are a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be in this business as well. Some of these entities may be better capitalized and may have greater resources to devote to the pursuit of locating and salvaging historic shipwrecks. Many of these competing entities may also have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company is at a material competitive disadvantage as compared to competing entities that are better capitalized, have more resources and/or who possess greater experience in the business. The Company will actively consider partnerships with other entities in this industry sector.

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

If the Company is unable to secure additional financing or meaningful revenues, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in dilution or reduction in the value of the Company’s securities. For the above mentioned reasons the Company will continue to attempt to grow revenues through Blockchain LogisTech, LLC or other avenues.

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. As discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2019 and 2018, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Based on our financial results as of December 31, 2019, there are substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s net losses were $2,309,165 for the year ended December 31, 2019 and $1,277,184 for the year ended December 31, 2018. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Business Continuity Plan

Due to current events involving the global COVID-19 pandemic Seafarer Exploration Corp. has established a Business Continuity Group (“BCG”) consisting of members of our Board of Directors, our CEO, and key advisors to monitor current events as they relate to our business and to be prepared to respond to any potential threats or issues in order to protect the Company. Seafarer’s Business Continuity Group is in the process of reviewing information and developing a business continuity plan concerning how the Company would respond to events that significantly disrupt the economy and its business.

As a part of its business continuity plan, Seafarer maintains a back office for some of its corporate records and information at the residence of our CEO. Our CEO has pledged to allow his residence to be used as temporary office space, if the need arises, at no charge to the Company.

Litigation

The Company has been engaged in various litigations (please see Item 3. Legal Proceedings below). We could be subject to future litigations, although none are known or expected, that could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition, which the Company does not foresee and none currently exist.

Historic Shipwreck Exploration and Recovery in Florida

The Company operates year-round, however the best diving for historic shipwreck exploration and recovery in Florida waters is generally considered to be the summer months, from approximately the middle of April through October. Good weather conditions may allow operations to extend into the fall and winter months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions may hamper year round historical shipwreck exploration and recovery efforts in Florida waters and significantly limit the amount of days that the Company is able to conduct operations.

Other factors that may hinder the Company’s ability to conduct year round operations include a lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi-governmental agencies, and the inability to locate and retain skilled, competent and experienced personnel. Permits were renewed in Area 1 and Area 2 off of Melbourne Beach for a period of 3 years. During down times, the Company’s operations personnel may, among other duties, spend time researching sites, reviewing site plans, maps, charts, and other related information and performing maintenance, overhaul, cleaning, etc.

Juno Beach Shipwreck Site

The Company has previously performed some exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company had previously obtained a recovery permit from the State of Florida for the Juno Beach site. The recovery permit expired in April of 2014. In March of 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices in July 7 of 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site (See Item 3 below). The Company does not currently have a permit from the State of Florida for the Juno Beach Shipwreck site. The state of Florida has requested that the Company submit a new exploration permit application for the site because of the significant amount of time that has elapsed since the expiration of the previous recovery permit.

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

The Company has determined that a large portion of the magnetometer survey of the Juno Beach Shipwreck site, that was previously given to the Company and to the State of Florida by the Company’s past partner on the site, was intentionally deleted from the survey. The Company will attempt to complete a SeaSearcher survey of the entire deleted area when certain conditions are met. There is also a possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, etc.

North Florida Shipwreck Site

There is a purported historic shipwreck site in the waters off of Melbourne Beach, Florida that the Company has been investigating. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to investigate the site. In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. In November of 2019 the Company and Marine Archaeological Partners, LLC agreed to modify the partnership agreement so that the Company receives 80% and Marine Archaeological Partners, LLC receives 20% of any artifacts that are recovered after the state of Florida receives its anticipated 20% under any potential future recovery permits, which none such recovery permits have been applied for or issued as of the date of this filing.

In July of 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Melbourne Beach, Florida. The Permit was active for three years from the date of issuance. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help ensure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. The Permit for one of the additional areas was given to the Company on July 6, 2016 and identified as Area 1. The permits for Areas 1 and 2 were renewed in 2019 for an additional 3 years. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that are located on the site.

Certain Agreements

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. As of December 31, 2019, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of the partnership.

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

None.

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

Operations House

The Company has an operating lease for a house located in Palm Bay, Florida. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company pays $1,300 per month to lease the operations house on a month-to-month basis.

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

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per see under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com . On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. Discovery is ongoing on such case. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has a pending motion for sanctions related to the Defendant’s filing of the motion for summary judgment which has not been set for hearing. The Company will be attempting to set such matter for trial during 2020.

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

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0013 and $0.0194 for the year ended December 31, 2019, and $0.0007 and $0.0026 for the year ended December 31, 2018. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low intraday prices for our common stock during each quarter for 2019 and 2018 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2018	0.0013	0.0007
June 30, 2018	0.0026	0.0007
September 30, 2018	0.0025	0.0009
December 31, 2018	0.0019	0.0009
March 31, 2019	0.0068	0.0013
June 30, 2019	0.0194	0.0056
September 30, 2019	0.0100	0.0050
December 31, 2019	0.0090	0.0040

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and may have an adverse effect on the market for our shares.

Additionally, investors in penny stocks should be aware that in recent years the ability to deposit restricted shares has become significantly more difficult and expensive due to burdensome administrative requirements.

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at March 26, 2020 was 1,969 shareholders of record holding 2,404,286,049 restricted shares in certificated or book entry securities and 2,428,539,115 non-restricted shares. There are an indeterminate number of shareholders holding shares in brokerage accounts.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 205, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2019 and 2018. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company’s future earnings, if any, the Company’s financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales and Other Issuances of Unregistered Securities

During the year ended December 31, 2019, the Company issued 151,481,025 shares and agreed to issue an additional 2,000,000 shares of its restricted common stock for various consulting services for board of directors’ fees, legal, financial consulting and accounting, operations, strategic business consulting, technology consulting and research, advisory council fees, administrative and business advisory fees, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the year ended December 31, 2019, the Company entered into subscription agreements to sell 963,216,664 shares of its restricted common stock in exchange for proceeds of $2,166,692. The proceeds received were used for general corporate purposes, working capital and the repayment of debt. At December 31, 2019, 9,620,000 shares of restricted common stock remain unissued.

The Company issued 5,000,000 shares of restricted common stock to one of its convertible note payable lenders as a penalty for failure to repay the convertible note when due.

The Company issued 6,000,000 shares of restricted common stock as charitable contributions to four separate charities.

The Company issued 34,000,000 shares of restricted common stock for the purchase of a vessel.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2019, the Company issued 62,638,873 shares to settle $309,689 of principle and accrued interest owed on various convertible notes payable and one note payable. The Company issued 7,000,000 shares to settle an account payable in the amount of $7,000. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2019 and 2018, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the year ended December 31, 2019 and 2018. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at December 31, 2020.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements. The use in this Form 10-K of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results or actions may differ materially from these forward-looking statements for due to many factors and the success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital. Such factors include, among others, the following: our ability to continue as a going concern, general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K. This Item should be read in conjunction with the financial statements, the related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

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

The Company has investigated various technologies and non-scientific equipment to help better explore or document our shipwreck sites. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which will result in extra expenses to the Company.

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

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and money researching potential shipwrecks including obtaining information from foreign archives.

●	The Company has generated limited revenues to date, including some nominal revenue from dividends and our business goals continue to evolve. Relationships are being developed with scientists, as well as with for profit companies.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. The Company is actively looking to work with revenue producing companies similar to Probability and Statistics, Inc. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive.

●	The Company has investigated media opportunities and will continue to evaluate different media strategies.

Juno Beach Shipwreck Site

The Company has previously performed some exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company had previously obtained a recovery permit from the State of Florida for the Juno Beach site. The recovery permit expired in April of 2014. In March of 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices in July 7 of 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site. The Company does not currently have a permit from the State of Florida for the Juno Beach shipwreck site. The state of Florida has requested that the Company submit a new exploration permit application for the site because of the significant amount of time that has elapsed since the expiration of the previous recovery permit.

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

The Company has determined that a large portion of the magnetometer survey of the Juno Beach Shipwreck site, that was previously given to the Company and to the State of Florida by the Company’s past partner on the site, was intentionally deleted from the survey. The Company will attempt to complete a SeaSearcher survey of the entire deleted area when certain conditions are met. There is also a possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, etc.

North Florida Shipwreck Site

There is a purported historic shipwreck site in the waters off of Melbourne Beach, Florida that the Company has been investigating. In February 2013, the Company signed an agreement with a third party who has previously explored this site for the right to investigate the site. In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC, with the formation of Seafarer’s Quest, LLC. Such LLC was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has a 50% ownership, with designated management of the LLC coming from Seafarer. In November of 2019 the Company and Marine Archaeological Partners, LLC agreed to modify the partnership agreement so that the Company receives 80% and Marine Archaeological Partners, LLC receives 20% of any artifacts that are recovered after the state of Florida receives its anticipated 20% under any potential future recovery permits, which none such recovery permits have been applied for or issued as of the date of this filing.

In July of 2014, Seafarer’s Quest, LLC received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Melbourne Beach, Florida. The Permit was active for three years from the date of issuance. Seafarer on behalf of Seafarer’s Quest, LLC, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help ensure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of Marine Archeological Partners, LLC. The Permit for one of the additional areas was given to the Company on July 6, 2016 and identified as Area 1. The permits for Areas 1 and 2 were renewed in 2019 for an additional 3 years. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that are located on the site.

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

At December 31, 2019, the Company had a working capital deficit of $492,223.

The Company’s working capital deficit decreased from $1,570,176 at December 31, 2018 to $492,223 at December 31, 2019. Although the Company’s working capital deficit decreased during the year ended December 31, 2019, there is still substantial risk to the viability of the Company due to the fact that the Company has a significant working capital deficit and does not generate meaningful cash flow from its operations. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than three months from April 3, 2020.

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

Summary of the Year Ended December 31, 2019 Results of Operations Compared to Year Ended December 31, 2018

The Company’s net loss for the year ended December 31, 2019 was $2,309,165 as compared to a net loss of $1,277,184 for the year ended December 31, 2018, an increase of approximately 81% year-over-year. The substantial increase in net loss in 2019 was primarily due to increases in consulting and contractor expenses, new research and development expenses, interest expenses, general and administrative expenses, vessel maintenance expenses, and professional fees. The Company incurred consulting and contractor expenses of $1,095,266 during the year ended December 31, 2019 versus $747,886 for the year ended December 31, 2018, a year-over-year increase of approximately 46%. The increase in consulting and contractor fees in 2019 was largely a result of increased stock based compensation being paid to several consultants for strategy and business consulting, advisory council, technology consulting and research, operations, legal services as well as the payment of board of directors’ fees for their services. Research and development expenses were $444,002 in 2019 versus $0 in 2018. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. Interest expense for the year ended December 31, 2019 was $214,612 versus $228,855 for the same period in 2018. Interest expense decreased by approximately 6% in 2019. During the year ended December 31, 2019, the Company general and administrative expenses were $155,988 as compared to $60,165 during the year ended December 31, 2018, an increase of 159%. The Company incurred vessel related expenses of $154,741 during the year ended December 31, 2019 versus $58,309 during the year ended December 31, 2018, an increase of approximately 165%.The increase in vessel related expenses were primarily due to the Company purchasing a new vessel for 34,000,000 shares of restricted common stock that valued at the current market value of the stock which was $200,600, and repairs to the Company’s main salvage vessel and additional repairs and dockage for other vessels. The Company did incur some expenses for repairs to the main salvage vessel in 2019, and the Company also deferred making some repairs, however the Company believes that extensive repairs will be needed in the foreseeable future on both the main salvage vessel and some repairs on other vessels that the Company intends to utilize in its exploration efforts which could cause further increases in vessel related expenses in the future. For the year ended December 31, 2019, the Company incurred professional fees of $108,055 as compared to $74,340 for the year ended December 31, 2018, a 45% increase in 2019. Travel and entertainment expenses increased approximately 21%, from $54,636 for the year ended December 31, 2018 to $65,890 for the year ended December 31, 2019. Rent expense was $40,929 for the year ended December 31, 2019 versus $34,185 for the same period in 2018, an increase of approximately 20%. The increase in rent expense in 2019 was primarily due to the Company paying for a rental space in a park for its personnel to utilize when on site working and an increase in the base monthly rent of its corporate office.

Liquidity and Capital Resources

At December 31, 2019, the Company had $618,537 cash in the bank.   During the year ended December 31, 2019 and the year ended December 31, 2018, the Company incurred net losses of $2,309,165 and $1,277,184, respectively. At December 31, 2019, the Company had $778,797 in current assets and $1,271,020 in current liabilities, leaving the Company a working capital deficit of $492,223.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2019. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi-stage process and it may be many years before any significant revenue is generated from exploration and recovery activities, if ever. The Company does not believe that it will generate any significant revenues in the near future. The Company believes that it may be several years before it is able to generate any cash flow from its operations, if any are ever generated at all. Without revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing it would more than likely be forced to cease operations and all of the capital that has been invested in or borrowed by the Company would be lost.

If the Company is unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in dilution or reduction in the value of the Company’s securities.

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2019 and 2018 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2019 and 2018, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2019, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $2,050,871 for the year ended December 31, 2019 and $1,049,829 for the year ended December 31, 2018. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Seafarer Exploration Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 9 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 2 of the consolidated financial statements, the Company suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

D. Brooks and Associates CPA’s, P.A.
We have served as the Company’s auditor since 2019.
Palm Beach Gardens, Florida
April 3, 2020

4440 PGA Blvd, Suite 104  ■ Palm Beach Gardens, Florida 33410 ■ Main Office: 561.429.6225 ■ Fax: 561.282.3444

dbrookscpa.com

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash	$618,537	$-
Prepaid expenses	159,510	2,060
Deposits	750	750
Total current assets	778,797	2,810

Property, plant and equipment, net	199,695	-
Right to use asset	8,001	-
Investment in P&S, Inc.	78,000	78,000
Total Assets	$1,064,493	$80,810

Liabilities and Stockholders’ Deficit
Current liabilities
Bank overdraft	$-	$2,919
Accounts payable and accrued expenses	287,089	480,951
Convertible notes payable, net of discounts of $17,935 and $1,401, respectively	33,065	1,599
Convertible notes payable, related parties, net of discounts of $57,413 and $7,588, respectively	19,787	21,612
Convertible notes payable, in default	328,300	457,300
Convertible notes payable, in default - related parties	399,700	341,000
Notes payable, net of discounts of $0 and $14,9430	-	90,057
Notes payable, in default	175,000	152,500
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	1,500	6,548
Lease liability	8,079
Total current liabilities	1,271,020	1,572,986

Total Liabilities	1,271,020	1,572,986

Commitments and contingencies (Note 9)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Series B - 60 shares issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 4,759,442,383 and 3,518,252,964 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	474,863	350,573
Common stock to be issued, $0.0001 par value, 11,620,000 and 23,192,857 shares outstanding December 31, 2019 and December 31, 2018, respectively	1,162	2,319
Additional paid in capital	16,581,432	13,109,751
Accumulated deficit	(17,263,984)	(14,954,819)
Total Stockholders’ Deficit	(206,527)	(1,492,176)
Total Liabilities and Stockholders’ Deficit	$1,064,493	$80,810

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31
	2019		2018

Revenue:
Referral fees income		$14,000		$-

Operating Expenses
Consulting and contractor expenses		1,095,266		747,886
Vessel maintenance and dockage		154,741		58,309
Research and development		444,002		-
Professional fees		108,055		74,340
General and administrative expense		154,985		60,165
Depreciation expense		1,003		20,308
Rent expense		40,929		34,185
Travel and entertainment expense		65,890		54,636
Total operating expenses		2,064,871		1,049,829

Net loss from operations		(2,050,871)		(1,049,829)

Other income (expense)
Interest expense		(214,612)		(228,855)
Loss on extinguishment of debt		(49,682)		-
Dividend income		6,000		1,500
Total expenses, net		(258,294)		(227,355)
Net loss		$(2,309,165)		$(1,277,184)

Basic and diluted loss per share	$	(-)	$	(-)

Basic and diluted weighted average shares outstanding		4,128,643,539		3,103,881,581

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	7	$-	60	$-	2,784,317,155	$278,432	-	$-	$12,293,080	$(13,677,635)	$(1,106,123)

Common stock issued for cash	-	-	-	-	325,004,949	32,500	6,250,000	625	255,977	-	289,102

Stock issued to convert notes payable	-	-	-	-	16,759,497	1,676	-	-	17,800	-	19,476

Beneficial conversion feature	-	-	-	-	-	-	-	-	107,623	-	107,623

Stock issued for services	-	-	-	-	280,071,363	26,755	6,942,857	694	291,651	-	319,100

Stock issued for financing cost	-	-	-	-	52,100,000	5,210	10,000,000	1,000	71,620	-	77,830

Investment purchased with stock (P&S)	-	-	-	-	60,000,000	6,000	-	-	72,000	-	78,000

Net Loss	-	-	-	-	-	-	-	-	-	(1,277,184)	(1,277,184)

Balance December 31, 2018	7	-	60	-	3,518,252,964	350,573	23,192,857	2,319	13,109,751	(14,954,819)	(1,492,176)

Common stock issued for cash	-	-	-	-	953,596,664	95,360	9,620,000	962	2,070,371	-	2,166,693

Stock issued to convert notes payable and accrued interest	-	-	-	-	62,638,873	6,263	-	-	303,426	-	309,689

Stock issued to convert accounts payable	-	-	-	-	7,000,000	700	-	-	48,300	-	49,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	168,175	-	168,175

Stock issued for services	-	-	-	-	151,481,025	15,148	2,000,000	200	628,709	-	644,057

Stock issued for financing cost	-	-	-	-	5,000,000	500	-	-	7,000	-	7,500

Stock issued for charitable contributions	-	-	-	-	6,000,000	600	-	-	48,500	-	49,100

Stock issued for purchase of vessel	-	-	-	-	34,000,000	3,400	-	-	197,200	-	200,600

Shares reclassed from common stock to be issued	-	-	-	-	23,192,857	2,319	(23,192,857)	(2,319)	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	(2,309,165)	(2,309,165)

Balance December 31, 2019	7	$-	$60	$-	4,761,162,383	$474,863	11,620,000	$1,162	$16,581,432	$(17,263,984)	(206,527)

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,309,165)	$(1,277,184)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,003	20,308
Amortization right of use asset	14,571	-
Amortization of beneficial conversion feature and loan fees	117,003	138,557
Common stock issued for services	486,607	319,100
Common stock and warrants issued for non-payment of notes payable	-	63,284
Common stock issued for loan fees	7,500	-
Common stock issued for a charitable contribution	49,100	-
Loss on extinguishment of debt	49,682	-
Decrease in:
Prepaid expenses and deposits	-	30,167
Increase (decrease) in:
Accounts payable and accrued expenses	(56,796)	201,663
Operating lease liabilities	(14,493)	-
Net cash used by operating activities	(1,654,988)	(504,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	(2,919)	2,919
Proceeds from the sale of common stock	2,166,692	289,102
Proceeds from the issuance convertible notes payable	62,000	15,000
Payments on convertible notes payable	-	(10,000)
Proceeds from the issuance convertible notes payable, related party	109,300	135,700
Proceeds from note payable	-	101,000
Payments on notes payable	(56,500)	(53,500)
Proceeds from note payable, related parties	-	26,000
Payments on notes payable related party	-	(51,250)
Advances from shareholder	-	8,085
Payments on shareholder loan	(5,048)	(21,560)
Net cash provided by financing activities	2,273,525	441,496

NET INCREASE (DECREASE) IN CASH	618,537	(62,609)
CASH, BEGINNING OF PERIOD	-	62,609
CASH, END OF PERIOD	$618,537	$-

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$309,007	$19,476
Acquisition of investment with 60,000,000 common stock shares	$-	$78,000
Operating lease liabilities and right of use asset	$22,572	$-
Beneficial conversion feature on convertible notes payable	$168,175	$107,623
Stock issued for prepaid services	$157,450	$-
Stock issued for loan origination fees	$-	$19,680
Stock issued to purchase vessel	$200,600	$-

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (the “Company”), formerly Organetix, Inc was incorporated on May 28, 2003 in the State of Delaware.

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

Blockchain Software Services Referral Agreement and Concentration

The Company’s wholly owned subsidiary Blockchain LogisTech, LLC, has a strategic partnership to provide referrals to P&S (please see Note 5 – Investment in Probability and Statistics, Inc.) and receive referral fees when the referrals lead to closed business for P&S. Blockchain LogisTech, LLC’s revenue stream is currently dependent on one customer, P&S, and as such there is significant risk due to a concentration of business with only one customer.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $17,263,984 as of December 31, 2019. During the year ended December 31, 2019, the Company used $1,654,988 in its operations and at December 31, 2019, the Company had a working capital deficit of $492,223. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from April 3, 2020. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Blockchain LogisTech, LLC which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2019 and 2018. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 19. 2019, the Company had $368,537 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $444,002 and $0 for the years ended December 31, 2019 and 2018, respectively.

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

The potentially dilutive common stock equivalents for the years ended December 31, 2019 and 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of December 31, 2019 and 2018, there were approximately 593,177,150 and 546,378,995 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property and Equipment

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. As of December 31, 2019, this is the only capital assets owned by the Company.

Depreciation expense was $1,003 for the year ended December 31, 2019 and $20,308 for the year ended 2018 which is included on the accompanying statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended December 31, 2019 and 2018.

Use of Estimates

The process of preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended December 31, 2019 and 2018 include useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain LogisTech, LLC began operations, generated revenue and incurred expenses. The business of Blockchain LogisTech, LLC has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such the Company concluded that the operations of Blockchain LogisTech, LLC and Seafarer Exploration were separate reportable segments as of December 31, 2019 (see Note 11).

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

Through December 31, 2018, the Company accounted for transactions in which services were received from non-employees in exchange for equity instruments based on the fair value of the equity instruments exchanged, in accordance with ASC 505-50, “Equity Based payments to Non-employees”. The Company measured the fair value of the equity instruments issued based on the fair value of the Company’s stock on contract execution and recognizes the value of the award over the service period. Effective January 1, 2019 the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this ASU did not have a material impact on the Company’s present or future consolidated financial statements.

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

Operating lease right of use assets (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the statements of operations.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company applied this guidance on January 1, 2019 and it did not have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting , which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company applied this guidance on January 1, 2019 and it did not have a material impact on the consolidated financial statements.

All other recent accounting pronouncements issued by the FASB, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2019 and 2018, the Company recorded $15,780 and $0, respectively, as operating lease expense which is included in rent expense on the statements of operations.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of twelve month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $22,575.

Right-of- use assets are summarized below:

December 31, 2019
Office lease (remaining lease term of 12 months)	$22,575
Less accumulated amortization	(14,574)
Right-of-use assets, net	$8,001

Amortization on the right -of -use asset is included in rent expense on the statements of operations.

Operating Lease liabilities are summarized below:

December 31, 2019
Office lease	$8,079
Less: current portion	(8,079)
Long term portion	-

Maturity of lease liabilities are as follows:

Year ending 2020	$7,968
7,968
Plus: Present value discount	111
Lease liability	$8,079

The Company also has an operating lease for a house located in Palm Bay, Florida that it leases on a month-to-month basis for $1,300 per month. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company also pays a rental fee for a space in a park on an as needed basis. Total rent expense was $21,615 for the year ended December 31, 2019 on these rentals. Due to the short term nature of these leases, they do not fall under the scope of ASC 842.

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

The investment in P&S was valued at $78,000 based on fair value of the Company’s shares issued to P&S on the date of the share exchange agreement and is being accounted for as a cost method investment. The Company received dividends from P&S during the years ended December 31, 2019 and 2018 of $6,000 and $1,500 which have been presented as dividend income on the statements of operations.

The Company has an agreement with P&S to receive referral fees from P&S. Under the terms of the agreement P&S has agreed to pay a 7% referral fee to the Company when P&S receives cash flows from providing blockchain software services to entities that were referred by the Company. The agreement is ongoing and has no expiration date. During the year ended December 31, 2019 and 2018, P&S paid Blockchain LogisTech, LLC referral fees of $14,000 and $0, respectively. P&S is currently Blockchain LogisTech, LLC’s only customer.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2019 and 2018:

	Issue Date	Maturity Date	Principal Balance 2019	Principal Balance 2018	Rate	Conversion Price
Convertible notes payable
	10/29/18	04/29/19	$-	$3,000	6.00%	0.00070
	09/04/19	03/04/20	25,000	-	6.00%	0.00300
	09/04/19	03/04/20	26,000	-	6.00%	0.00300
Face value			51,000	3,000

Less unamortized discounts			17,935	1,401

Balance convertible notes payable			$33,065	$1,599

Convertible notes payable - related parties
	01/09/18	01/09/19	$-	$12,000	6.00%	0.00060
	08/27/18	02/27/19	-	2,000	6.00%	0.00070
	10/02/18	04/02/19	-	1,000	6.00%	0.00080
	10/23/18	04/23/19	-	4,200	6.00%	0.00070
	11/07/18	05/07/19	-	2,000	6.00%	0.00080
	11/14/18	05/14/19	-	8,000	6.00%	0.00080
	09/17/19	04/17/20	12,000	-	6.00%	0.00300
	11/12/19	05/12/20	25,000	-	6.00%	0.00250
	11/26/19	05/26/20	25,200	-	6.00%	0.00300
	12/03/19	06/03/20	15,000	-	6.00%	0.00300
Face value			77,200	29,200

Less unamortized discounts			57,413	7,588

Balance convertible notes payable - related parties			$19,787	$21,612

Convertible notes payable - in default	Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.01500
	4/7/2010	11/07/10	-	70,000	6.00%	0.00800
	11/12/10	11/12/11	-	40,000	6.00%	0.00500
	10/31/12	04/30/13	-	8,000	6.00%	0.00400
	11/20/12	05/20/13	50,000	50,000	6.00%	0.00500
	01/19/13	07/30/13	5,000	5,000	6.00%	0.00400
	02/11/13	08/11/13	9,000	9,000	6.00%	0.00600
	09/25/13	03/25/14	10,000	10,000	6.00%	0.01250
	10/04/13	04/04/14	50,000	50,000	6.00%	0.01250
	10/30/13	10/30/14	50,000	50,000	6.00%	0.01250
	05/15/14	11/15/14	40,000	40,000	6.00%	0.00700
	10/13/14	04/13/15	25,000	25,000	6.00%	0.00500
	06/29/15	12/29/15	-	25,000
	09/18/15	03/18/16	25,000	25,000	6.00%	0.00200
	04/04/16	10/04/16	10,000	10,000	6.00%	0.00100
	07/19/16	07/19/17	4,000	4,000	6.00%	0.00150
	08/24/16	02/24/17	20,000	20,000	6.00%	0.00100
	03/06/18	09/06/18	6,000	6,000	6.00%	0.00060
	02/06/18	11/07/18	6,000	6,000	6.00%	0.00060
	10/29/18	04/29/19	3,000	-	6.00%	0.00070
	01/03/19	07/03/19	1,000	-	6.00%	0.00100
	03/16/19	09/16/19	10,000	-	6.00%	0.00100
Balance convertible notes payable - in default			$328,300	$457,300

Convertible notes payable - related parties, in default
	01/09/09	01/09/10	$10,000	$10,000	10.00%	0.01500
	01/25/10	01/25/11	6,000	6,000	6.00%	0.00500
	01/18/12	07/18/12	50,000	50,000	8.00%	0.00400
	01/19/13	07/30/13	15,000	15,000	6.00%	0.00400
	07/26/13	01/26/14	10,000	10,000	6.00%	0.01000
	01/17/14	07/17/14	31,500	31,500	6.00%	0.00600
	05/27/14	11/27/14	7,000	7,000	6.00%	0.00700
	07/21/14	01/25/15	17,000	17,000	6.00%	0.00800
	10/16/14	04/16/15	21,000	21,000	6.00%	0.00450
	07/14/15	01/14/16	9,000	9,000	6.00%	0.00300
	01/12/16	07/12/16	5,000	5,000	6.00%	0.00200
	05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
	05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
	05/20/16	11/20/16	5,000	5,000	6.00%	0.00050
	07/12/16	01/12/17	2,400	2,400	6.00%	0.00060
	01/26/17	03/12/17	5,000	5,000	6.00%	0.00050
	02/14/17	08/14/17	25,000	25,000	6.00%	0.00075
	08/16/17	09/16/17	3,000	3,000	6.00%	0.00080
	03/14/18	05/14/18	25,000	25,000	6.00%	0.00070
	04/04/18	06/04/18	3,000	3,000	6.00%	0.00070
	04/11/18	06/11/18	25,000	25,000	6.00%	0.00070
	05/08/18	07/08/18	25,000	25,000	6.00%	0.00070
	05/30/18	08/30/18	25,000	25,000	6.00%	0.00070
	06/12/18	09/12/18	3,000	3,000	6.00%	0.00070
	06/20/18	09/12/18	500	500	6.00%	0.00070
	01/09/18	01/09/19	12,000	-	6.00%	0.00060
	08/27/18	02/27/19	2,000	-	6.00%	0.00070
	10/02/18	04/02/19	1,000	-	6.00%	0.00080
	10/23/18	04/23/19	4,200	-	6.00%	0.00070
	11/07/18	05/07/19	2,000	-	6.00%	0.00080
	11/14/18	05/14/19	8,000	-	6.00%	0.00080
	01/08/19	07/08/19	7,000	-	6.00%	0.00080
	04/25/19	12/23/19	20,000	-	6.00%	0.00400
	06/07/19	12/07/19	5,100	-	6.00%	0.00300
Balance convertible notes payable - related parties, in default			$399,700	$338,400

Notes Payable

The following table reflects the notes payable as of December 31, 2019 and 2018:

	Issue Date	Maturity Date	Principal Balance 2019	Principal Balance 2018	Rate
Notes payable
	11/29/17	11/29/19	$-	$105,000	2.06%
Face value notes payable			-	105,000

Less unamortized discounts			-	14,943

Balance notes payable			$-	$90,057

Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	06/23/11	08/23/11	-	25,000	6.00%
	12/14/17	12/14/18	65,000	75,000	6.00%
	03/07/18	04/15/18	-	25,000	6.00%
	04/20/18	05/04/18	-	21,500	6.00%
	08/21/18	09/21/18	-	1,000	6.00%
	11/29/17	11/29/19	105,000	-	2.06%
Balance notes payable - default			$175,000	$152,500

Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features.  The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the year ended December 31, 2019 and 2018, the Company recognized beneficial conversion features totaling $168,175 and $107,623, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable.  For the year ended December 31, 2019 and 2018, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $101,000 and $139,000 which is included in interest expense on the consolidated statements of operations.

Notes Payable and Convertible Notes Payable Issued in 2019

During the year ended December 31, 2019 the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

In November of 2019, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before May 12, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0025 per share.

In November of 2019, the Company entered into a convertible promissory note agreement in the amount of $25,200 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before May 26, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0030 per share.

In December of 2019, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before June 3, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0030 per share.

Notes Payable and Convertible Notes Payable Issued in 2018

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

Note Conversions

During the year ended December 31, 2019 the Company issued 62,638,873 shares of common stock to settle $309,689 of principle and accrued interest owed on various convertible notes payable and one note payable.

Due to the extinguishment of a note payable with common stock a loss in the amount of $5,274 was recognized upon settlement.

During the year ended December 31, 2018, two different lenders converted their outstanding principal and accrued interest into shares of the Company’s common stock. Upon these conversions, the Company issued an aggregate of 16,759,497 for $18,546 of principal balance and $930 of accrued interest.

Shareholder Loans

At December 31, 2019 the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company’s total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At December 31, 2019 and December 31, 2018, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

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

Common Stock Issuances

During the years ended December 31, 2019 and 2018, the Company issued the following shares of common stock:

	2019	2018
Common shares issued for cash	953,596,664	325,004,949
Common stock issued to convert notes payable and accrued interest	62,638,873	16,759,497
Stock issued to convert accounts payable	7,000,000	-
Common stock issued for services	151,481,025	280,071,363
Common stock issued for financing costs	5,000,000	52,100,000
Investment purchased with stock	-	60,000,000
Stock issued for charitable contributions	6,000,000	-
Purchase of vessel	34,000,000	-
Shares reclassed from common stock to be issued	23,192,857	-
Total	1,242,909,419	733,935,809

Common Stock Issuances

During the year ended December 31, 2019, the Company issued or is to issue the following shares of restricted common stock:

-	953,596,664 shares for total proceeds of $2,166,692. As of December 31, 2019, 9,620,000 shares of restricted common stock remain to be issued.

-	62,638,873 shares to settle $309,689 of principle and accrued interest owed on various convertible notes payable and one note payable

-	7,000,000 shares to settle an account payable in the amount of $7,000. This resulted in a loss on extinguishment of approximately $42,000 which is included in the loss on extinguishment of debt on the statements of operations.

-	151,481,025 shares for services provided by consultants, contractors, advisory members, board members, and other service providers. As of December 31, 2019, 2,000,000 shares of restricted common stock remain to be issued. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company. For the year ended December 31, 2019, we incurred $486,607 of compensation expense for stock issued for services and have prepaid expenses of $159,510 at December 31, 2019 for stock issued prior to services being performed.

-	5,000,000 shares to one of our convertible note payable lenders as a penalty for failure to repay the convertible note when due. The fair value of these shares was determined to be $7,500 based on the market price of the stock on date issued in accordance with the convertible note payable agreement which is included in interest expense on the statements of operations.

-	6,000,000 shares valued at $49,100 issued as charitable contributions to four separate charities. The Company determined the fair value of the shares issued using the stock price on date of issuance.

-	34,000,000 shares valued at $200,600 for the purchase of a vessel. The Company determined the fair value of the shares issued for the vessel using the stock price on the date of issuance.

-	23,192,857 shares to be issued.

During the year ended December 31, 2018, the Company issued or is to issue the following shares of restricted common stock:

-	331,254,949 shares for total proceeds of $289,102. At December 31, 2018, 6,250,000 shares of restricted common stock were to be issued.

-	16,759,497 shares to settle $19,476 of principle and accrued interest owed on various convertible notes payable.

-	287,014,220 shares for services provided by consultants, contractors, advisory members, board members, and other service providers. At December 31, 2018, 6,942,857 shares were to be issued. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company. For the year ended December 31, 2018, we incurred $319,11 of compensation expense for stock issued for services.

-	62,100,000 shares to various convertible notes payable lenders as an issuance cost and as a penalty for failure to repay the convertible note when due. At December 31, 2018, 10,000,000 shares of were to be issued. The fair value of these shares was determined to be $77,830 based on the market price of the stock on date issued which is included in interest expense on the statements of operations.

-	60,000,000 shares valued at $78,000 for the purchase of a 1% equity interest in P&S (see Note 5). The Company determined the fair value of the shares issued using the stock price on the date of issuance.

-	23,192,857 shares to be issued.

Warrants and Options

The Company did not issue any warrants or options during the years ended December 31, 2019 and 2018. During the year ended December 31, 2019, 25,000,000 warrants expired. During the year ended December 31, 2018, 112,333,333 warrants expired.

At December 31, 2019 the Company had warrants to purchase a total of 8,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at December 31, 2019:

	Number of Shares
Term	2019	Exercise Price
11/10/12 to 11/20/22	4,000,000	0.0050
09/18/15 to 09/18/20	4,000,000	0.0030
09/10/17 to 09/10/19	-	0.0250
09/10/17 to 09/10/19	-	0.0250
	8,000,000

NOTE 8 – INCOME TAXES

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

At December 31, 2019 and 2018, the Company had available Federal and state net operating loss carry forwards (“NOLs”) to reduce future taxable income. The amounts available were approximately $16,900,000 and $14,600,000 for Federal purposes. The potential tax benefit arising from the NOLs of approximately $14,600,000 from the period prior to the Act’s effective date will begin to expire in 2033. The potential tax benefit arising from the net operating loss carryforward of approximately $2,300,000 generated from the period following the Act’s effective date can be carried forward indefinitely within the annual usage limitations. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2019 and 2018, the Company did not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2019 and 2018, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2019	December 31, 2018
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	(23.96)%	(23.96)%
Valuation allowance	23.96%	23.96%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2019 and 2018, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $16,900,000and $14,600,000, respectively that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2019 and 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2019 and 2018 the Company has had extensive dealings with related parties:

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

In January of 2018, the Company repaid $26,250 of principal and $505 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At December 31, 2018 the principal balance of the note was $0.

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

In March of 2018, the Company entered into a convertible promissory note agreement in the amount of $25,000 with an individual who is both related to the Company’s CEO and a member of the Company’s Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before May 14, 2018. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0007 per share. This note is currently in default due to non payment of principal and interest.

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

In April of 2018, the Company extended the term of a previous agreement with two individuals who are related to the Company’s CEO to continue serving as members of the Company’s Board of Directors. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the individuals via payment of 23,000,000 restricted shares of its common stock each, a total of 46,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

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

In April of 2018, the Company repaid $25,000 of principal and $479 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At December 31, 2018 the principal balance of the note was $0.

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

On various dates during the year ended December 31, 2018 the Company repaid its CEO a total of $21,560 principal and accrued interest for various outstanding loans.

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

In August of 2019 the Company issued 5,000,000 shares of its restricted common stock with a market value of $34,500 to a person who is related to the Company’s CEO for providing various services to the Company that had he had previously not been compensated for due to the Company lacking sufficient financing to pay for the services. The services included logo and business card designs, website content and press release creation and editing, creation and art design of marketing materials, assistance with website revisions and other creative and design services. The estimated value of the services was $52,000.

In November of 2019, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before May 12, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0025 per share.

In November of 2019, the Company entered into a convertible promissory note agreement in the amount of $25,200 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before May 26, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0030 per share.

In December of 2019, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors through December 31, 2020. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate all four of the directors with 4,000,000 restricted shares of its common stock each, an aggregate total of 16,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

In December of 2019, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before May 26, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0030 per share.

On various dates during the year ended December 31, 2019 the Company repaid its CEO a total of $5,048 principal and accrued interest to repay various outstanding loans.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $3,500 per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2019 and 2018 the Company paid the related party consultant fees of $76,289 and $39,100 respectively for services rendered, these fees are recorded as an expense in consulting and contractor expenses in the accompanying statements of operations. At December 31, 2019 and 2018, the Company owed the related party limited liability company $0 and $11,150, respectively, which is included in accounts payable on the consolidated balance sheets.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2019 and 2018 the Company paid the related party limited liability company fees of $17,619 and $400 respectively for services rendered, these fees are recorded as an expense in consulting and contractor expenses in the accompanying statements of operations. At December 31, 2019 and 2018, the Company owed the related party limited liability company $2,978 and $4,385, respectively, which is included in accounts payable on the consolidated balance sheets.

At December 31, 2019 and 2018 the following promissory notes and convertible promissory notes were outstanding to related parties:

See Note 6 convertible notes payable and notes payable - related parties and related parties in default.

NOTE 11 –SEGMENT INFORMATION

During 2019, Seafarer’s wholly owned subsidiary Blockchain LogisTech, LLC began operations by providing referrals to P&S (please see Note 5 - Investment in Probability and Statistics, Inc.) in exchange for referral fees for closed business.

Due to Blockchain LogisTech, LLC starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. During the year ended December 31, 2019, the Company determined that Blockchain LogisTech, LLC’s and Seafarer Exploration Corp. operated has separate segments of the business. As such, the Company has presented the income (loss) from operations during the year ended December 31, 2019 incurred by the two separate segments below.

substantially all of the assets held by the Company are for its shipwreck exploration and recovery business. All proceeds received from sales of common stock and issuance of convertible notes payable and notes payable are used in the shipwreck and exploration recovery business.

Blockchain LogisTech, LLC’s revenue of $14,000 was 100% of the consolidated revenue of Seafarer.

Segment information relating to the Company’s two operating segments is as follows:

	2019	2019	2019
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$14,000	$-	$14,000

Operating Expenses
Consulting and contractor expenses	4,250	1,091,016	1,095,266
Vessel maintenance and dockage	-	154,741	154,741
Research and development	-	444,002	444,002
Professional fees	-	108,055	108,055
General and administrative expense	995	153,990	155,988
Depreciation expense	-	1,003	1,003
Rent expense	-	40,929	40,929
Travel and entertainment expense	381	65,509	65,890
Total operating expenses	5,626	2,059,245	2,064,871

Net loss from operations	$8,374	($2,059,245)	($2,050,871)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019 the Company sold or issued shares of its common stock as follows:

(i)	sales of 21,520,000 shares of common stock, used for general corporate purposes, working capital and repayment of certain notes payable;

(ii)	issuance of 7,348,366 shares of common stock for services; and

(iii)	issuance of 39,781,082 shares of common stock to settle $71,000 of principle and $13,086 of accrued interest of three convertible notes payable.

Subsequent to December 31, 2019 the following convertible notes payable went into default:

1)	A convertible note payable originally due March 4, 2020 with a face amount of $25,000; and

2)	A convertible note payable originally due March 4, 2020 with a face amount of $26,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2019. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of December 31, 2019 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2019.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	60	President, CEO, Chairman of the Board
Charles Branscumb	59	Director
Robert L. Kennedy	68	Director
Bradford Clark	50	Director
Thomas Soeder	73	Director

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

Robert L. Kennedy
Director

Dr. Robert L. “Rob” Kennedy began his professional career as a mathematics teacher with Horace Mann Junior High School in Little Rock, Arkansas. Returning to graduate school, he taught calculus in the mathematics department as a teaching assistant (TA) at the University of Nebraska in Lincoln (UNL). Following his work at UNL, he taught mathematics at Kirkwood Community College in Cedar Rapids, Iowa. Upon entering a doctoral program at the University of Missouri, Columbia, he taught undergraduate and graduate courses in mathematics and statistics as a TA. His Ph.D. was awarded in Higher Education with majors in Educational Psychology and Mathematical Statistics. After graduation, Dr. Kennedy taught basic, advanced, and multivariate statistics in a doctoral education program at the University of Arkansas at Little Rock. With a move to the University of Arkansas for Medical Sciences (UAMS), he continued teaching comparable courses in the Ph.D. nursing program. After twelve years, Dr. Kennedy retired as a Professor in the Office of Educational Development of UAMS after serving for a time as Clinical Professor and Chair of the Department of Nursing Science, and Director of the Scholarship and Research Center, all with UAMS. He has worked in the areas of evaluation, research, statistics, and technology in several universities, including those mentioned above, as well as Western Kentucky University, the University of Central Arkansas, and as an adjunct with the University of Central Michigan and the University of Memphis. He has consulted with numerous school districts and businesses, done extensive research and documentation, and is a past president of both the MidSouth Educational Research Association and the Mid-South Educational Research Foundation.

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

Reliance on Certain Key Individuals

The Company believes that its future success will depend on the abilities and continued service of its CEO, Kyle Kennedy, and some of its consultants and advisors. If the Company were to lose the services of Mr. Kennedy it may be very likely that the Company would be severely harmed and its business adversely affected. The Company also has several key consultants and advisors who have been very instrumental in the growth and development of the Company, particularly in the areas of archeological research and diving operations, corporate financial consulting, strategic planning and corporate advisory services. The Company believes that it is very important to its long-term success to retain the services of these consultants and advisors.

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/19	--	--	--	--	--	--	$1,338	$1,338
	12/31/18	--	--	--	--	--	--	$1,318	$1,318

(1)	The Company does not pay a salary, bonus or stock compensation to Mr. Kennedy. The Company does not accrue any salary, stock based compensation, benefits or other compensation on behalf of Mr. Kennedy. Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2019 and 2018. The Company’s Board of Directors has agreed that the Company will provide a salary and other compensation to Mr. Kennedy at some future point in time. During the years ended December 31, 2019 and 2018 the Company paid $1,338 and $1,318 respectively in health insurance premiums for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the East Coast of Florida and the Company’s headquarters are located on the West Coast of Florida. The Company determined that it would be less expensive for Mr. Kennedy to use his personal vehicle to travel on Company business rather than to lease a car for him. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his own vehicle. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his vehicle for Company business and reimburses him for various other Company business related expenses. The Company reimbursed or advanced to Mr. Kennedy $12,043 in 2019 and $15,753 in 2018 for travel related expenses and other Company expenses. The Company also paid $3,477 in 2019 and $4,011 in 2018 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

The Company does not have a formal compensation plan in place for its officer.

Directors Summary Compensation Table

The following table shows the fees paid to the Company’s Board of Directors for the year ending December 31, 2019 and 2018 for their work as members of the Board of Directors:

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/2019	--	--	--	--	--	--	--	--
	12/31/2018	--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/2019	--	--	$64,600	--	--	--	--	$64,600
	12/31/2018	--	--	$23,000	--	--	--	--	$23,000

Dr. Robert Kennedy (3)	12/31/2019	--	--	$64,600	--	--	--	--	$64,600
	12/31/2018	--	--	$64,600	--	--	--	--	$64,600

Bradford Clark (4)	12/31/2019	--	--	$33,433	--	--	--	--	$33,433
	12/31/2018	--	--	$18,000	--	--	--	--	$18,000

Thomas Soeder (5)	12/31/2019	--	--	$33,433	--	--	--	--	$33,433
	12/31/2018	--	--	$18,000	--	--	--	--	$18,000

(1)	During the years ended December 31, 2019 and 2018 the Company did not pay any Director’s fees to Kyle Kennedy.

(2)	During the year ended December 31, 2019 the Company paid a fee of 26,000,000 shares of restricted common stock to Mr. Branscum, valued at $64,600, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2018 the Company paid a fee of 23,000,000 shares of restricted common stock to Mr. Branscum, valued at $23,000, in exchange for his participation as a member of the Board of Directors.

(3)	During the year ended December 31, 2019 the Company paid a fee of 26,000,000 shares of restricted common stock to Dr. Kennedy, valued at $64,600, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2018 the Company paid a fee of 23,000,000 shares of restricted common stock to Dr. Kennedy, valued at $23,000, in exchange for his participation as a member of the Board of Directors.

(4)	During the year ended December 31, 2019 the Company paid a fee of 7,666,667 shares of restricted common stock to Mr. Clark, valued at $33,433, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2018 the Company paid a fee of 20,000,000 shares of restricted common stock to Mr. Clark, valued at $18,000, in exchange for his participation as a member of the Board of Directors. Mr. Clark was paid fees of $9,500 in 2019 for providing additional business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the table showing fees paid for being a member of the Company’s Board of Directors.

(5)	During the year ended December 31, 2019 the Company paid a fee of 7,666,667 shares of restricted common stock to Mr. Soeder, valued at $33,433, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2018 the Company paid a fee of 20,000,000 shares of restricted common stock to Mr. Soeder, valued at $18,000, in exchange for his participation as a member of the Board of Directors. Mr. Soeder was also a member of the Company’s Advisory Council during the year ended December 31, 2018. During the years ended December 31, 2018 Mr. Soeder received 5,500,000 shares respectively of the Company’s restricted common stock for his work as a member of the Company’s Advisory Council, the compensation paid for specifically for his advisory council work was paid prior to Mr. Soeder joining the Company’s Board of Directors and is not listed in the table showing fees paid for being a member of the Company’s Board of Directors. A limited liability company controlled by Mr. Soeder was paid fees of $20,000 in 2019 for providing additional business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the table showing fees paid for being a member of the Company’s Board of Directors.

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

Our total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share. As of March 26, 2020, there were 4,832,825,164 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of March 26, 2019.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Kyle Kennedy - President, CEO and Chairman of the Board [3]	35,500,000	0.73%
Charles Branscum - Director	104,000,000	2.15%
Dr. Robert L. Kennedy - Director	139,690,267	2.89%
Bradford Clark - Director	31,443,555	0.65%
Thomas Soeder - Director	59,534,787	1.23%
All Directors and Officers as group (5 persons)	370,168,609	7.66%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.

(2)	Percentages are based on 4,832,825,164 shares of common stock issued and outstanding at March 26, 2020.

(3)	For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include: 35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by Mr. Kennedy’s spouse. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2019 and 2018 the Company has had extensive dealings with related parties:

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

In January of 2018, the Company repaid $26,250 of principal and $505 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At December 31, 2018 the principal balance of the note was $0.

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

In April of 2018, the Company extended the term of a previous agreement with two individuals who are related to the Company’s CEO to continue serving as members of the Company’s Board of Directors. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the individuals via payment of 23,000,000 restricted shares of its common stock each, a total of 46,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

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

In April of 2018, the Company repaid $25,000 of principal and $479 of accrued interest to a related party lender in order to satisfy a convertible promissory note. At December 31, 2018 the principal balance of the note was $0.

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

On various dates during the year ended December 31, 2018 the Company repaid its CEO a total of $21,560 principal and accrued interest for various outstanding loans.

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

In August of 2019 the Company issued 5,000,000 shares of its restricted common stock with a market value of $34,500 to a person who is related to the Company’s CEO for providing various services to the Company that had he had previously not been compensated for due to the Company lacking sufficient financing to pay for the services. The services included logo and business card designs, website content and press release creation and editing, creation and art design of marketing materials, assistance with website revisions and other creative and design services. The estimated value of the services was $52,000.

In November of 2019, the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before May 12, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0025 per share.

In November of 2019, the Company entered into a convertible promissory note agreement in the amount of $25,200 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before May 26, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0030 per share.

In December of 2019, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors through December 31, 2020. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate all four of the directors with 4,000,000 restricted shares of its common stock each, an aggregate total of 16,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

In December of 2019, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest are due on or before May 26, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0030 per share.

On various dates during the year ended December 31, 2019 the Company repaid its CEO a total of $5,048 principal and accrued interest to repay various outstanding loans.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $3,500 per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2019 and 2018 the Company paid the related party consultant fees of $76,289 and $39,100 respectively for services rendered, these fees are recorded as an expense in consulting and contractor expenses in the accompanying statements of operations. At December 31, 2019 the Company owed the related party limited liability company $0.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2019 and 2018 the Company paid the related party limited liability company fees of $17,619 and $400 respectively for services rendered, these fees are recorded as an expense in consulting and contractor expenses in the accompanying statements of operations. At December 31, 2019 the Company owed the related party limited liability company $0.

At December 31, 2019 and 2018 the following promissory notes and convertible promissory notes were outstanding to related parties:

See Note 6 convertible notes payable and notes payable.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2019 and 2018, the Company paid $39,000 and $0 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements. For the years ended December 31, 2019 and 2018, the Company paid $0 and $31,800 respectively, in fees related to services rendered by our previous principal accountant for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2019 and 2018, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2019 and 2018.

PART IV

Item 15. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Share Exchange Agreement dated June 4, 2008 by and among Organetix, Inc., Seafarer Exploration, Inc. and each of the shareholders of Seafarer Exploration incorporated by reference to Form 8-K filed with the Commission on June 10, 2008.

(3)	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of Organetix, Inc. incorporated by reference to Organetix, Inc.’s Schedule 14C Definitive Information Statement filed with the Commission on May 6, 2008.

3.2	Certificate of Amendment to the Certificate of Incorporation to merge Seafarer Exploration Corp., a wholly-owned subsidiary of the Company into the Company with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Amendment, the Company’s Articles of Incorporation were amended to change its name from Organetix, Inc. to Seafarer Exploration Corp. dated July 17, 2008, incorporated by reference to Form 8-K filed with the Commission on July 24, 2008.

(10)	Material Contracts

10.1	Agreement by and between Tulco Resources, Ltd., and Seafarer Exploration, Inc. dated February 2007, incorporated by reference to Form 8-K filed with the Commission on June 8, 2010.

10.2	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.3	Seafarers Quest, LLC Operating Agreement dated March 03, 2014, incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 3, 2020	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 3, 2020	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 3, 2020	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: April 3, 2020	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: April 3, 2020	By:	/s/ Bradford Clark
Bradford Clark, Director