Form 10-Q
period 2020-03-31
SEAFARER EXPLORATION CORP
filed 2020-05-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 14, 2020, there were 4,902,962,472 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2020

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$188,631	$618,537
Prepaid expenses	133,208	159,510
Deposits	750	750
Total current assets	322,589	778,797

Property, plant and equipment, net	194,681	199,695
Right to use asset	4,184	8,001
Investment in P & S, Inc.	78,000	78,000
Total Assets	$599,454	$1,064,493

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$300,098	$287,089
Convertible notes payable, net of discounts of $0 and $17,935, respectively	-	33,065
Convertible notes payable, related parties, net of discounts of $44,912 and $57,413, respectively	83,288	19,787
Convertible notes payable, in default	308,300	328,300
Convertible notes payable, in default - related parties	399,700	399,700
Notes payable, in default	160,000	175,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	1,500	1,500
Lease liability	4,223	8,079
Total current liabilities	1,275,609	1,271,020

Total Liabilities	1,275,609	1,271,020

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued	-	-
Series A - 7 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Series B - 60 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 4,825,311,831 and 4,761,162,383 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	481,278	474,863
Common stock to be issued, $0.0001 par value, 1,500,000 and 11,620,000 shares outstanding March 31, 2020 and December 31, 2019, respectively	150	1,162
Additional paid in capital	16,849,045	16,581,432
Accumulated deficit	(18,006,628)	(17,263,984)
Total Stockholders’ Deficit	(676,155)	(206,527)
Total Liabilities and Stockholders’ Deficit	$599,454	$1,064,493

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31
	2020	2019
	(Unaudited)	(Unaudited)

Revenue:
Service income	$4,200	$-

Operating Expenses
Consulting and contractor expenses	292,412	227,610
Research and development	71,420	-
Vessel maintenance and dockage	155,426	11,355
Professional fees	54,253	31,760
General and administrative expense	18,222	27,764
Travel and entertainment expense	17,763	14,557
Rent expense	11,767	12,807
Depreciation expense	5,015	-
Total operating expenses	626,278	325,853

Net loss from operations	(622,078)	(325,853)

Other income (expense)
Interest expense	(87,691)	(36,033)
Loss on extinguishment of debt	(34,375)	-
Dividend income	1,500	1,500
Total expenses, net	(120,566)	(34,533)
Net loss	$(742,644)	$(360,386)

Basic and diluted loss per share	$ (-)	$ (-)

Weighted average shares outstanding, basic and diluted	4,786,398,989	3,709,707,307

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance December 31, 2019	7	$-	$60	$-	4,761,162,383	$474,863	11,620,000	$1,162	$16,581,432	$(17,263,984)	$(206,527)

Common stock issued for cash	-	-	-	-	8,900,000	890	-	-	51,610	-	52,500

Stock issued to convert notes payable and accrued interest	-	-	-	-	39,781,082	3,978	-	-	80,108	-	84,086

Beneficial conversion feature	-	-	-	-	-	-	-	-	51,000	-	51,000

Stock issued for services	-	-	-	-	5,348,366	535	-	-	84,895	-	85,430

Shares reclassed from common stock to be issued	-	-	-	-	10,120,000	1,012	(10,120,000)	(1,012)	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	(742,644)	(742,644)

Balance March 31, 2020	7	$-	$60	$-	4,825,311,831	$481,278	1,500,000	$150	$16,849,045	$(18,006,628)	$(676,155)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance December 31, 2018	7	$-	60	$-	3,518,252,964	$350,573	23,192,857	$2,319	$13,109,751	$(14,954,819)	$(1,492,176)

Common stock issued for cash	-	-	-	-	346,066,667	34,607	-	-	327,243	-	361,850

Stock issued to convert notes payable	-	-	-	-	1,284,938	128	-	-	900	-	1,028

Beneficial conversion feature	-	-	-	-	-	-	-	-	10,500	-	10,500

Stock issued for services	-	-	-	-	89,720,616	8,972	-	-	177,361	-	186,333

Stock issued for financing cost	-	-	-	-	5,000,000	500	-	-	7,000	-	7,500

Net Loss	-	-	-	-	-	-	-	-	-	(360,386)	(360,386)

Balance March 31, 2019	7	$-	60	$-	3,960,325,185	$394,780	23,192,857	$2,319	$13,632,755	$(15,315,205)	$(1,285,351)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(742,644)	$(360,386)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,015	-
Amortization of right of use asset	3,817	3,543
Amortization of beneficial conversion feature and loan fees	81,436	13,634
Common stock issued for services	64,140	106,782
Common stock and warrants issued for non-payment of notes payable	-	7,500
Loss on extinguishment of debt	34,375	-
Decrease (increase) in:
Prepaid expenses and deposits	26,302	-
Increase (decrease) in:
Accounts payable & accrued expenses	13,009	(53,941)
Operating lease liabilities	(3,856)	(3,466)
Net cash used by operating activities	(518,406)	(286,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	-	(2,919)
Proceeds from the issuance of common stock	52,500	361,850
Proceeds from the issuance convertible notes payable	-	11,000
Proceeds from the issuance convertible notes payable, related party	51,000	7,000
Payments on notes payable	(15,000)	(46,500)
Payments to shareholders	-	(4,848)
Net cash provided by financing activities	88,500	325,583

NET INCREASE IN CASH	(429,906)	39,249
CASH, BEGINNING OF PERIOD	618,537	-
CASH, END OF PERIOD	$188,631	$39,249

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$84,086	$1,028
Operating lease liabilities and right of use asset	$-	$22,575
Beneficial conversion feature on convertible notes payable	$51,000	$10,500
Stock issued for prepaid services	$24,000	$105,950
Stock issued for loan origination fees	$-	$19,680

See accompanying notes to the financial statements.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “Commission”) on April 3, 2020. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2020 or for any future period.

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp., was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is to engage in the archaeologically-sensitive exploration, documentation, recovery, and conservation of historic shipwrecks with the objective of exploring and discovering Colonial-era shipwrecks for future generations to be able to appreciate and understand.

In March of 2014, Seafarer entered into a partnership and with Marine Archaeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Under the partnership with MAP, Seafarer is the designated manager of Seafarer’s Quest, LLC, is responsible for costs of permitting, exploration and recovery, and is entitled to receive 80% and while MAP is entitled to receive 20% of artifacts recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. The permits for two areas on the site, designated as Areas 1 and 2, were renewed in 2019 for an additional 3 years. There are no recovery permits for the site that have been applied for or issued as of the date of this filing and it will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that are located on the site.

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

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2020. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At March 31, 2020, the Company had a working capital deficit of $953,020. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Blockchain LogisTech, LLC which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2020 and December 31, 2019. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $155,426 and $0 for the three months ended March 31, 2020 and 2019.

Revenue Recognition

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company recognizes revenue from the referrals that Blockchain LogisTech, LLC has made to a provider of software services when payment for a referral is received from the provider of software services. Seafarer has not generated any revenues to date from its core historic and shipwreck recovery operations and at this point in time is unable to determine how revenue will be recognized due to a lack of visibility as to how the Company will be compensated for its services.

Earnings Per Share

The Company has adopted FASB ASC 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the three months ended March 31, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of March 31, 2020 and 2019, there were 595,913,777 and 562,032,480 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Property and Equipment

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. As of March 31, 2020, this is the only capital asset owned by the Company.

Depreciation expense was $5,015 for three month period ended March 31, 2020 and $0 for the three month period ended March 31, 2019.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three month periods ended March 31, 2020 and 2019.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three month periods ended March 31, 2020 and 2019 include useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Segment Information

Beginning in 2019, Seafarer’s wholly owned subsidiary, Blockchain LogisTech, LLC began operations, generated revenue and incurred expenses. The business of Blockchain LogisTech, LLC has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain LogisTech, LLC and Seafarer were separate reportable segments (see Note 10).

Convertible Notes Payable

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. ASC 470-10 addresses classification determination for specific obligations, such as short-term obligations expected to be refinanced on a long-term basis, due-on-demand loan arrangements, callable debt, sales of future revenue, increasing rate debt, debt that includes covenants, revolving credit agreements subject to lock-box arrangements and subjective acceleration clauses, and indexed debt. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Stock Based Compensation

The Company applies the fair value method of FASB ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

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

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the statements of operations.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the FASB, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2020 and 2019, the Company recorded $3,945 as operating lease expense which is included in rent expenses on the condensed consolidated statements of operations.

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

In adopting ASC Topic 842, Leases (“Topic 842”), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $22,575.

Right-of-use assets at March 31, 2020 are summarized below:

March 31, 2020
(Unaudited)
Office lease (remaining lease term of 3 months)	$22,575
Less accumulated amortization	(18,391)
Right-of-use assets, net	$4,184

Amortization on the right -of -use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

March 31, 2020
(Unaudited)
Office lease	$4,223
Less: current portion	(4,223)
Long term portion	-

Maturity of lease liabilities are as follows:

Year ending 2020	$4,547
Less: Present value discount	(324)
Lease liability	$4,223

Right-of- use assets at December 31, 2019 are summarized below:

December 31, 2019
Office lease (remaining lease term of 12 months)	$22,575
Less accumulated amortization	(14,574)
Right-of-use assets, net	$8,001

Amortization on the right-of-use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

December 31, 2019
Office lease	$8,079
Less: current portion	(8,079)
Long term portion	-

Maturity of lease liabilities are as follows:

Year ending 2020	$7,968
Plus: Present value discount	111
Lease liability	$8,079

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

Under the terms of the share exchange agreement, the Company agreed to issue 60,000,000 shares of its restricted common stock to P&S in exchange for 10,000 common shares of P&S, or a 1% interest. All shares issued by both parties under the agreement have all rights and entitlements as the common stock of every other shareholder of such share class.

The investment in P&S was valued at $78,000 based on fair value of the Company’s shares issued to P&S on the date of the share exchange agreement and is being accounted for as a cost method investment. The Company received dividends from P&S during the three month periods ended March 31, 2020 and 2019 of $1,500, which have been presented as dividend income on the condensed consolidated statements of operations.

The Company has an agreement with P&S to receive referral fees from P&S. Under the terms of the agreement P&S has agreed to pay a 7% referral fee to the Company when P&S receives cash flows from providing blockchain software services to entities that were referred by the Company. The agreement is ongoing and has no expiration date. During the three month periods ended March 31, 2020 and 2019, P&S paid Blockchain LogisTech, LLC referral fees of $4,200 and $0, respectively. P&S is currently Blockchain LogisTech, LLC’s only customer.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at March 31, 2020 and December 31, 2019:

Issue Date	Maturity Date	March 31, 2020	Rate	Conversion Price
		Principal Balance
Convertible notes payable - related parties
09/17/19	04/17/20	12,000	6.00%	0.00300
11/12/19	05/12/20	25,000	6.00%	0.00250
11/26/19	05/26/20	25,200	6.00%	0.00300
12/03/19	06/03/20	15,000	6.00%	0.00300
01/07/20	06/30/20	51,000	5.00%	0.00300
Face value		128,200

Less unamortized discounts		44,912

Balance convertible notes payable - related parties		$83,288

Issue Date	Maturity Date	March 31, 2020	Rate	Conversion Price
		Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	10.00%	0.01500
11/20/12	05/20/13	50,000	6.00%	0.00500
01/19/13	07/30/13	5,000	6.00%	0.00400
02/11/13	08/11/13	9,000	6.00%	0.00600
09/25/13	03/25/14	10,000	6.00%	0.01250
10/04/13	04/04/14	50,000	6.00%	0.01250
10/30/13	10/30/14	50,000	6.00%	0.01250
05/15/14	11/15/14	40,000	6.00%	0.00700
09/18/15	03/18/16	25,000	6.00%	0.00200
04/04/16	10/04/16	10,000	6.00%	0.00100
07/19/16	07/19/17	4,000	6.00%	0.00150
03/06/18	09/06/18	6,000	6.00%	0.00060
02/06/18	11/07/18	6,000	6.00%	0.00060
10/29/18	04/29/19	3,000	6.00%	0.00070
01/03/19	07/03/19	1,000	6.00%	0.00100
03/16/19	09/16/19	10,000	6.00%	0.00100
09/04/19	03/04/20	25,000	6.00%	0.00300
Balance convertible notes payable - in default		$308,300

Issue Date	Maturity Date	March 31, 2020	Rate	Conversion Price
		Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	10.00%	0.01500
01/25/10	01/25/11	6,000	6.00%	0.00500
01/18/12	07/18/12	50,000	8.00%	0.00400
01/19/13	07/30/13	15,000	6.00%	0.00400
07/26/13	01/26/14	10,000	6.00%	0.01000
01/17/14	07/17/14	31,500	6.00%	0.00600
05/27/14	11/27/14	7,000	6.00%	0.00700
07/21/14	01/25/15	17,000	6.00%	0.00800
10/16/14	04/16/15	21,000	6.00%	0.00450
07/14/15	01/14/16	9,000	6.00%	0.00300
01/12/16	07/12/16	5,000	6.00%	0.00200
05/10/16	11/10/16	5,000	6.00%	0.00050
05/10/16	11/10/16	5,000	6.00%	0.00050
05/20/16	11/20/16	5,000	6.00%	0.00050
07/12/16	01/12/17	2,400	6.00%	0.00060
01/26/17	03/12/17	5,000	6.00%	0.00050
02/14/17	08/14/17	25,000	6.00%	0.00075
08/16/17	09/16/17	3,000	6.00%	0.00080
03/14/18	05/14/18	25,000	6.00%	0.00070
04/04/18	06/04/18	3,000	6.00%	0.00070
04/11/18	06/11/18	25,000	6.00%	0.00070
05/08/18	07/08/18	25,000	6.00%	0.00070
05/30/18	08/30/18	25,000	6.00%	0.00070
06/12/18	09/12/18	3,000	6.00%	0.00070
06/20/18	09/12/18	500	6.00%	0.00070
01/09/18	01/09/19	12,000	6.00%	0.00060
08/27/18	02/27/19	2,000	6.00%	0.00070
10/02/18	04/02/19	1,000	6.00%	0.00080
10/23/18	04/23/19	4,200	6.00%	0.00070
11/07/18	05/07/19	2,000	6.00%	0.00080
11/14/18	05/14/19	8,000	6.00%	0.00080
01/08/19	07/08/19	7,000	6.00%	0.00080
04/25/19	12/23/19	20,000	6.00%	0.00400
06/07/19	12/07/19	5,100	6.00%	0.00300
Balance convertible notes payable - related parties, in default		$399,700

Balance all convertible notes payable, net of unamortized discounts of $44,912		$773,353

Issue Date	Maturity Date	December 31, 2019	Rate	Conversion Price
		Principal Balance
Convertible notes payable
09/04/19	03/04/20	25,000	6.00%	0.00300
09/04/19	03/04/20	26,000	6.00%	0.00300
Face value		51,000

Less unamortized discounts		17,935

Balance convertible notes payable		$33,065

Issue Date	Maturity Date	December 31, 2019	Rate	Conversion Price
		Principal Balance
Convertible notes payable - related parties
09/17/19	04/17/20	12,000	6.00%	0.00300
11/12/19	05/12/20	25,000	6.00%	0.00250
11/26/19	05/26/20	25,200	6.00%	0.00300
12/03/19	06/03/20	15,000	6.00%	0.00300
Face value		77,200

Less unamortized discounts		57,413

Balance convertible notes payable - related parties		$19,787

Issue Date	Maturity Date	December 31, 2019	Rate	Conversion Price
		Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	10.00%	0.01500
11/20/12	05/20/13	50,000	6.00%	0.00500
01/19/13	07/30/13	5,000	6.00%	0.00400
02/11/13	08/11/13	9,000	6.00%	0.00600
09/25/13	03/25/14	10,000	6.00%	0.01250
10/04/13	04/04/14	50,000	6.00%	0.01250
10/30/13	10/30/14	50,000	6.00%	0.01250
05/15/14	11/15/14	40,000	6.00%	0.00700
10/13/14	04/13/15	25,000	6.00%	0.00500
09/18/15	03/18/16	25,000	6.00%	0.00200
04/04/16	10/04/16	10,000	6.00%	0.00100
07/19/16	07/19/17	4,000	6.00%	0.00150
08/24/16	02/24/17	20,000	6.00%	0.00100
03/06/18	09/06/18	6,000	6.00%	0.00060
02/06/18	11/07/18	6,000	6.00%	0.00060
10/29/18	04/29/19	3,000	6.00%	0.00070
01/03/19	07/03/19	1,000	6.00%	0.00100
03/16/19	09/16/19	10,000	6.00%	0.00100
Balance convertible notes payable - in default		$328,300

Issue Date	Maturity Date	December 31, 2019	Rate	Conversion Price
		Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	10.00%	0.01500
01/25/10	01/25/11	6,000	6.00%	0.00500
01/18/12	07/18/12	50,000	8.00%	0.00400
01/19/13	07/30/13	15,000	6.00%	0.00400
07/26/13	01/26/14	10,000	6.00%	0.01000
01/17/14	07/17/14	31,500	6.00%	0.00600
05/27/14	11/27/14	7,000	6.00%	0.00700
07/21/14	01/25/15	17,000	6.00%	0.00800
10/16/14	04/16/15	21,000	6.00%	0.00450
07/14/15	01/14/16	9,000	6.00%	0.00300
01/12/16	07/12/16	5,000	6.00%	0.00200
05/10/16	11/10/16	5,000	6.00%	0.00050
05/10/16	11/10/16	5,000	6.00%	0.00050
05/20/16	11/20/16	5,000	6.00%	0.00050
07/12/16	01/12/17	2,400	6.00%	0.00060
01/26/17	03/12/17	5,000	6.00%	0.00050
02/14/17	08/14/17	25,000	6.00%	0.00075
08/16/17	09/16/17	3,000	6.00%	0.00080
03/14/18	05/14/18	25,000	6.00%	0.00070
04/04/18	06/04/18	3,000	6.00%	0.00070
04/11/18	06/11/18	25,000	6.00%	0.00070
05/08/18	07/08/18	25,000	6.00%	0.00070
05/30/18	08/30/18	25,000	6.00%	0.00070
06/12/18	09/12/18	3,000	6.00%	0.00070
06/20/18	09/12/18	500	6.00%	0.00070
01/09/18	01/09/19	12,000	6.00%	0.00060
08/27/18	02/27/19	2,000	6.00%	0.00070
10/02/18	04/02/19	1,000	6.00%	0.00080
10/23/18	04/23/19	4,200	6.00%	0.00070
11/07/18	05/07/19	2,000	6.00%	0.00080
11/14/18	05/14/19	8,000	6.00%	0.00080
01/08/19	07/08/19	7,000	6.00%	0.00080
04/25/19	12/23/19	20,000	6.00%	0.00400
06/07/19	12/07/19	5,100	6.00%	0.00300
Balance convertible notes payable - related parties, in default		$399,700

Balance all convertible notes payable at December 31, 2019, net of unamortized discounts of $75,366		$780,852

Notes Payable

The following tables reflect the notes payable at March 31, 2020 and December 31, 2019:

	Issue Date	Maturity Date	March 31, 2020	Rate
			Principal Balance
Notes payable - in default
	04/27/11	04/27/12	5,000	6.00%
	12/14/17	12/14/18	50,000	6.00%
	11/29/17	11/29/19	105,000	2.06%
Balance notes payable - default			$160,000

	Issue Date	Maturity Date	March 31, 2020	Rate
			Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	6.00%
	10/06/15	11/15/15	10,000	6.00%
	02/08/18	04/09/18	1,000	6.00%
Balance notes payable - related parties, in default			$18,500

Balance all notes payable			$178,500

	Issue Date	Maturity Date	December 31, 2019	Rate
			Principal Balance
Notes payable - in default
	04/27/11	04/27/12	5,000	6.00%
	12/14/17	12/14/18	65,000	6.00%
	11/29/17	11/29/19	105,000	2.06%
Balance notes payable - default			$175,000

	Issue Date	Maturity Date	December 31, 2019	Rate
			Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	6.00%
	10/06/15	11/15/15	10,000	6.00%
	02/08/18	04/09/18	1,000	6.00%
Balance notes payable - related parties, in default			$18,500

Balance all notes payable at December 31, 2019			$193,500

New Convertible Notes Payable Issued During the Three Month Period Ended March 31, 2020

During the three month period ended March 31, 2020, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In January of 2020, the Company entered into a convertible promissory note agreement in the amount of $51,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before June 30, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

Note Conversions

During the three month period ended March 31, 2020:

The Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on three convertible notes payable. The remaining principal balance of all of these notes was $0 at March 31, 2020.

During the three month period ended March 31, 2019:

A lender converted the principal and accrued interest for a convertible promissory note outstanding with a principal balance of $1,000 into 1,284,938 shares of the Company’s common stock.

Convertible Notes Payable and Notes Payable, in Default

The Company does not have additional sources of debt financing to refinance its convertible notes payable and notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations, which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company. The fact that the Company is in default of several promissory notes held by various lenders makes investing in the Company or providing any loans to the Company extremely risky with a very high potential for a complete loss of capital.

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. As such, when these notes are converted into shares of the Company’s common stock, there is typically a highly dilutive effect on current shareholders and it is very possible that such dilution may significantly negatively affect the trading price of the Company’s common stock.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock Issuances

During the three month period ended March 31, 2020, the Company issued or is to issue the following shares of common stock:

-	8,900,000 restricted shares for total proceeds of $52,500.

-	5,348,366 fully vested and non-forfeitable restricted shares for services provided by consultants, contractors, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company. For the three month period ended March 31, 2020, the Company incurred $16,055 of compensation expense for stock issued for services and have prepaid expenses of $133,208 at March 31, 2020 for stock issued prior to services being performed.

-	39,781,082 restricted shares to settle $84,086 of principal and accrued interest owed on various convertible notes payable and one note payable.

-	10,120,000 restricted shares reclassed from common stock to be issued.

During the three month period ended March 31, 2019, the Company issued the following shares of common stock:

-	346,066,667 common stock shares for total proceeds of $361,850.

-	1,284,938 common stock shares for the conversion of $1,000 of convertible note principal and $28 of accrued interest for a total of $1,028

-	89,720,616 fully vested and non-forfeitable common stock shares for services provided by consultants, contractors, advisory members, board members, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company. For the three-month period ended March 31, 2019, the Company incurred $106,782 of compensation expense for stock issued for services and had a prepaid expenses of $81,611 at March 31, 2019 for stock issued prior to services being performed.

-	5,000,000 common stock shares to one of our convertible note payable lenders as a penalty for failure to repay the convertible note when due. The value of these shares was determined to be $7,500 based on the market price of the stock on date issued in accordance with the convertible note payable agreement.

Series A Preferred Stock

At March 31, 2020 and December 31, 2019, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the three month period ended March 31, 2020.

At March 31, 2020, the Company had warrants to purchase a total of 8,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at March 31, 2020:

	Number of Shares
Term	March 31, 2020	Exercise Price
11/10/12 to 11/20/22	4,000,000	0.0050
09/18/15 to 09/18/20	4,000,000	0.0030
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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2020, the Company has had extensive dealings with related parties including the following:

In January of 2020, the Company entered into a convertible promissory note agreement in the amount of $51,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 30, 2020. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $4,000 per month plus periodic bonuses to provide general business consulting and to assess the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month period ended March 31, 2020 the Company paid the related party consultant fees $19,000 for services rendered. At March 31, 2020 and December 31, 2019, the Company owed the related party consultant $0 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month period ended March 31, 2020 the Company paid the related party consultant fees $3,270 for services rendered. At March 31, 2020 and December 31, 2019, the Company owed the related party consultant $0 and $2,978, respectively, for services rendered.

Shareholder Loans

At March 31, 2020, the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

At March 31, 2020, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 6 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 10 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain LogisTech, LLC began operations in 2019 by providing referrals to P&S (please see Note 5 - Investment in Probability and Statistics, Inc.) in exchange for referral fees for closed business.

Due to Blockchain LogisTech, LLC starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain LogisTech, LLC’s and Seafarer Exploration Corp. operated has separate segments of the business. As such, the Company has presented the income (loss) from operations during the three month period ended March 31, 2020 and the year ended December 31, 2019 incurred by the two separate segments below.

Substantially all of the assets held by the Company are for its shipwreck exploration and recovery business. All proceeds received from sales of common stock and issuance of convertible notes payable and notes payable are used in the shipwreck and exploration recovery business.

Blockchain LogisTech, LLC’s revenue of $4,200 was 100% of the consolidated revenue of Seafarer.

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2020 is as follows:

	March 31, 2020	March 31, 2020	March 31, 2020
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$4,200	$0	$4,200

Total operating expenses	6,730	619,548	626,278

Net loss from operations	($2,530)	($619,548)	($622,078)

Blockchain LogisTech, LLC did not generate revenues or incur expenses during the three month period ended March 31, 2019.

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2019 is as follows:

	March 31, 2019	March 31, 2019	March 31, 2019
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$0	$0	$0

Total operating expenses	0	325,853	325,853

Net loss from operations	$0	($325,853)	($325,853)

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued or has agreed to issue shares of its common stock as follows (Unaudited):

(i)	68,500,000 shares of restricted common stock issued under subscription agreements for proceeds of approximately $273,200, to be used for general corporate purposes, working capital and repayment of debt;

(ii)	637,608 shares of restricted common stock were issued for services; and

(iii)	1,000,000 shares of restricted stock were issued as a charitable contribution to a non profit organization.

Subsequent to March 31, 2020, the following convertible notes payable went into default (Unaudited):

1)	A convertible note payable originally due April 17, 2020 with a face amount of $12,000; and

2)	A convertible note payable originally due May 12, 2020 with a face amount of $25,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements. The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results or actions may differ materially from these forward-looking statements due to many factors and the success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital. Such factors include, among others, the following: our ability to continue as a going concern, general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-Q. This Item should be read in conjunction with the consolidated financial statements, the related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure and technology to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks. Once artifacts have been properly conserved, they may be made available for scientific research and allowed to be displayed for the public. The Company’s secondary business is to attempt to develop revenue streams to support its historic shipwreck exploration and recovery operations.

The Company has investigated various technologies and non-scientific equipment to help better explore or document our shipwreck sites. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for potential artifacts. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which will result in extra expenses to the Company.

The Company continues to review revenue producing opportunities including joint ventures and partnerships with other companies and potentially governmental agencies. Blockchain LogisTech, LLC, has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company.

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating valuable artifacts or treasure. If the Company were to cease its operations, and not find or engage another business entity, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is highly speculative and very risky.

This type of business venture is highly speculative in nature and carries a tremendous amount of risk. An investment in our securities is very risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a complete and total loss of their investment.

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company.

The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes or to settle other loans and debt, may cause a significant decline in the market price of the Company’s securities. In recent years regulatory agencies have made it difficult for broker dealers to accept stock certificates from issuers of low priced stocks.

Moreover, several major brokerage firms have indicated that they will not allow their clients to deposit low priced stocks. Some clearing firms who used to clear low priced securities for multiple brokerage firms have closed or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it may be extremely difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities.

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has generated limited revenues to date, including some nominal revenue from dividends and our business goals continue to evolve.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. The Company is actively looking to work with revenue producing companies similar to Probability and Statistics, Inc. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive.

●	The Company has investigated media opportunities and will continue to evaluate different media strategies.

Juno Beach Shipwreck Site

The Company has previously performed some exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company had previously obtained a recovery permit from the State of Florida for the Juno Beach site. In November 2017, the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site. The Company does not currently have a permit from the State of Florida for the Juno Beach shipwreck site. The State of Florida has requested that the Company submit a new recovery permit application for the Juno Beach shipwreck site.

The Company believes it is possible the Juno Beach shipwreck site may potentially contain remnants of a sunken 1500s era ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine whether or not the ship was originally carrying cargo of any significant value. To date, the Company has not located the main body of a shipwreck at the Juno Beach site, only shipwreck material and remnants including pottery, porcelain, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, etc.

Melbourne Beach Shipwreck Site

There is a purported historic shipwreck site in the waters off of Melbourne Beach, Florida that the Company has been investigating. Seafarer and MAP, are partners in Seafarer’s Quest, LLC. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% and MAP 20% of artifacts recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. Seafarer is the designated manager of Seafarer’s Quest, LLC. The permits for two areas on the site, designated as Areas 1 and 2, were renewed in 2019 for an additional 3 years. There are no recovery permits for the site that have been applied for or issued as of the date of this filing and it will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that are located on the site.

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

The Company continually monitors media rights for potential revenue opportunities. The Company has had discussions with media entities to further understand the advantages offered. Management believes media can represent a potential future revenue opportunity for the Company, if the right circumstances arise.

This type of business venture is extremely speculative in nature and carries a tremendous amount of risk. An investment in our securities is speculative and very risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a complete and total loss of their investment.

Limited Operating History

The Company has generated only minimal revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

At March 31, 2020, the Company had a working capital deficit of $953,020.

The Company’s working capital deficit increased from $492,223 at December 31, 2019 to $953,020 at March 31, 2020. The Company’s large working capital deficit indicates that there is still substantial risk to the viability of the Company due to the fact that the Company does not generate meaningful cash flow from its operations and therefore has no predicable means to pay its debt. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 15, 2020.

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

The Company’s lack of operating cash flow and reliance on the sale of its commons stock and loans to fund operations is extremely risky. If the Company is unable to continue to raise capital or obtain loans or other financing on terms that are acceptable to the Company, or at all, then it is highly likely that the Company will be forced to cease operations. If the Company ceases its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

Summary of Three Months Ended March 31, 2020 Results of Operations

The Company’s net loss for the three month period ended March 31, 2020 was $742,646 as compared to a net loss of $360,386 during the three month period ended March 31, 2019, an increase of approximately 106% year-over-year. The increase in net losses in 2020 was primarily due to an increase in vessel maintenance, research and development, and consulting and contractor expenses. Consulting and contractor expense was $292,414 for the three month period ended March 31, 2020 versus $227,610 for the same period in 2019, an increase of nearly 28%. The Company incurred vessel related expenses of $71,420 during the three month period ended March 31, 2020 versus $11,355 during the three month period ended March 31, 2019, an increase of approximately 529%. The increase in vessel related expenses were primarily due to repairs to the Company’s exploration and salvage vessels and some additional repairs and dockage for other vessels. Research and development expenses were $155,426 in 2020 versus $0 in 2019. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the three month period ended March 31, 2020, professional fees were $54,253 as compared to $31,760 during the three month period ended March 31, 2019, an increase of approximately 71%. Professional increased due to an increase in legal fees. During the three month period ended March 31, 2020, general and administrative expenses were $18,222 as compared to $27,764 during the three month period ended March 31, 2019, an decrease of 34%. Depreciation expense was $5,015 during the three month period ended March 31, 2020 versus $0 for the same period in 2019. Depreciation expense increased due to the Company purchasing a new vessel to be used in its operations at the end of 2019. Rent expense was $11,767 during the three month period ended March 31, 2020 versus $12,807 for the same period in 2019, a decrease of approximately 8%. The Company incurred travel and entertainment expenses of $17,763 during the three month period ended March 31, 2020 as compared to $14,557 during the three month period ended March 31, 2019, an approximate 22% increase on a quarter-over-quarter basis. Interest expense for the three month period ended March 31, 2020 was $87,691 versus $36,033 for the same period in 2019, an increase of approximately 143%. The increase in interest expense was due to an increase in amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was due to the payment of $45,375 worth of shares of restricted common stock to settle an $11,000 invoice for legal fees related to the development of the Company’s intellectual property, the loss of $34, 375 represents the difference between the value of the shares issued and the amount of the invoice.

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month period ended March 31, 2020, the Company generated $4,200 in revenues which is shown as service income on the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

At March 31, 2020, we had cash in the bank of $188,631. During the period ended March 31, 2020 we incurred a net loss of $742,644. At March 31, 2020, we had $322,589 in current assets and $1,275,609 in current liabilities, leaving us a working capital deficit of $953,020.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the three month period ended March 31, 2020. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $622,078 for the three month period ended March 31, 2020 and $325,853 for the three month period March 31, 2019. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Based on these financial results, the Company may not be able to continue as a going concern. The reports of our independent auditors for the years ended December 31, 2019 and 2018 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the three month period ended March 31, 2020, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

Furthermore, if the Company is unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in dilution or reduction in the value of the Company’s securities.

Convertible Notes Payable and Notes Payable, in Default

The Company does not have additional sources of debt financing to refinance its convertible notes payable and notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations, which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company. The fact that the Company is in default regarding several loans held by various lenders makes investing in the Company or providing any loans to the Company extremely risky with a very high potential for a complete loss of capital.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the three month periods ended March 31, 2020 and 2019 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2020. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2020 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended March 31, 2020.

Part II. Other Information

Item 1. Legal Proceedings

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

On April 17, 2020, the Company filed a lawsuit in the Circuit Court in and for Hillsborough County, Florida against Michael Torres, regarding breach of contract and other causes of action that are alleged in the suit. Service of process on Mr. Torres is currently in process.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During three month period ended March 31, 2020, the Company issued 5,348,066 shares. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2020, the Company entered into subscription agreements to sell 8,900,000 shares of its restricted common stock in exchange for proceeds of $52,500. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the three month period ended March 31, 2020, the Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on three convertible notes payable. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the three month period ended March 31, 2020, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the three month period ended March 31, 2020. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at March 31, 2020.

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

SEAFARER EXPLORATION CORP.

Date: May 15, 2020	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 15, 2020	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 15, 2020	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 15, 2020	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 15, 2020	By:	/s/ Bradford Clark
Bradford Clark, Director