Form 10-Q
period 2020-06-30
SEAFARER EXPLORATION CORP
filed 2020-08-19
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 18, 2020, there were 4,991,518,200 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2020

Part I: Financial Information

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$56,381	$618,537
Prepaid expenses	83,543	159,510
Deposits	750	750
Total current assets	140,674	778,797

Property, plant and equipment, net	189,666	199,695
Right to use asset	-	8,001
Investment in P & S, Inc.	78,000	78,000
Total Assets	$408,340	$1,064,493

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$295,534	$287,089
Convertible notes payable, net of discounts of $0 and $17,935, respectively	-	33,065
Convertible notes payable, related parties, net of discounts of $0 and $57,413, respectively	-	19,787
Convertible notes payable, in default	308,300	328,300
Convertible notes payable, in default - related parties	527,900	399,700
Notes payable, in default	145,000	175,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	1,500	1,500
Lease liability	-	8,079
Total current liabilities	1,296,734	1,271,020

Total Liabilities	1,296,734	1,271,020

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series B - 60 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 4,918,149,139 and 4,761,162,383 shares issued and outstanding at June 30, 2020 and December 31, 2019 , respectively	490,562	474,863
Common stock to be issued, $0.0001 par value, 7,890,490 and 11,620,000 shares outstanding June 30, 2020 and December 31, 2019, respectively	789	1,162
Additional paid in capital	17,242,133	16,581,432
Accumulated deficit	(18,621,878)	(17,263,984)
Total Stockholders’ Deficit	(888,394)	(206,527)
Total Liabilities and Stockholders’ Deficit	$408,340	$1,064,493

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Service income	$-	$3,500	$4,200	$3,500

Operating Expenses
Consulting and contractor expenses	259,857	263,652	552,269	491,262
Vessel maintenance and dockage	43,907	30,632	115,327	41,987
Research and development	122,883	-	278,309	-
Professional fees	37,065	20,815	91,318	52,575
General and administrative expense	67,565	197,099	85,787	224,863
Depreciation expense	5,015	-	10,030	-
Rent expense	9,531	6,689	21,298	19,496
Travel and entertainment expense	14,858	13,118	32,621	27,675
Total operating expenses	560,681	532,005	1,186,959	857,858

Net loss from operations	(560,681)	(528,505)	(1,182,759)	(854,358)

Other income (expense)
Interest expense	(56,069)	(54,246)	(143,760)	(90,279)
Loss on extinguishment of debt	-	-	(34,375)	-
Dividend income	1,500	1,500	3,000	3,000
Total expenses, net	(54,569)	(52,746)	(175,135)	(87,279)
Net loss	$(615,250)	$(581,251)	$(1,357,894)	$(941,637)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	4,855,622,457	4,125,752,387	4,836,166,036	3,904,802,596

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance December 31, 2019	7	$-	60	$-	4,761,162,383	$474,863	11,620,000	$1,162	$16,581,432	$(17,263,984)	$(206,527)

Common stock issued for cash	-	-	-	-	8,900,000	890	-	-	51,610	-	52,500

Stock issued to convert notes payable and accrued interest	-	-	-	-	39,781,082	3,978	-	-	80,108	-	84,086

Beneficial conversion feature	-	-	-	-	-	-	-	-	51,000	-	51,000

Stock issued for services	-	-	-	-	5,348,366	535	-	-	84,895	-	85,430

Shares reclassed from common stock to be issued	-	-	-	-	10,120,000	1,012	(10,120,000)	(1,012)	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	(742,644)	(742,644)

Balance March 31, 2020	7	-	60	-	4,825,311,831	481,278	1,500,000	150	16,849,045	(18,006,628)	(676,155)

Common stock issued for cash	-	-	-	-	91,100,000	9,110	5,714,286	571	372,418	-	382,099

Stock issued for services	-	-	-	-	737,308	74	676,204	68	11,070	-	11,212

Shares issued for charitable contribution	-	-	-	-	1,000,000	100	-	-	9,600	-	9,700

Net Loss	-	-	-	-	-	-	-	-	-	(615,250)	(615,250)

Balance June 30, 2020	7	$-	60	$-	4,918,149,139	$490,562	7,890,490	$789	$17,242,133	$(18,621,878)	$(888,394)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance December 31, 2018	7	$-	60	$-	3,518,252,964	$350,573	23,192,857	$2,319	$13,109,751	$(14,954,819)	$(1,492,176)

Common stock issued for cash	-	-	-	-	346,066,667	34,607	-	-	327,243	-	361,850

Stock issued to convert notes payable	-	-	-	-	1,284,938	128	-	-	900	-	1,028

Beneficial conversion feature	-	-	-	-	-	-	-	-	10,500	-	10,500

Stock issued for services	-	-	-	-	96,220,616	9,622	-	-	202,028	-	211,650

Stock issued for financing cost	-	-	-	-	5,000,000	500	-	-	7,000	-	7,500

Net Loss	-	-	-	-	-	-	-	-	-	(360,386)	(360,386)

Balance March 31, 2019	7	-	60	-	3,966,825,185	395,430	23,192,857	2,319	13,657,422	(15,315,205)	(1,260,034)

Common stock issued for cash	-	-	-	-	160,028,572	16,003	3,500,000	350	427,547	-	443,900

Shares reclassed from common stock to be issued	-	-	-	-	23,192,857	2,319	(23,192,857)	(2,319)	-	-	-

Stock issued to convert notes payable	-	-	-	-	18,869,220	1,887	-	-	88,295	-	90,182

Stock issued to convert accounts payable	-	-	-	-	7,000,000	700	-	-	6,300	-	7,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	25,100	-	25,100

Stock issued for services	-	-	-	-	7,850,000	785	-	-	73,090	-	73,875

Net Loss	-	-	-	-	-	-	-	-	-	(581,251)	(581,251)

Balance June 30, 2019	-	$-	60	$-	4,183,765,834	$417,124	3,500,000	$350	$14,277,754	$(15,896,456)	$(1,201,228)

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,357,894)	$(941,637)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,030	-
Amortization of right of use asset	8,001	7,151
Amortization of beneficial conversion feature and loan fees	126,348	34,830
Common stock issued for services	38,266	206,252
Common stock issued for a charitable contribution	9,700
Common stock and warrants issued for non-payment of notes payable	-	7,500
Loss on extinguishment of debt	34,375	-
Decrease (increase) in:
Prepaid expenses	113,053	-
Increase (decrease) in:		-
Accounts payable and accrued expenses	8,445	(66,594)
Operating lease liabilities	(8,079)	(6,996)
Net cash used by operating activities	(1,017,755)	(759,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	-	(2,919)
Proceeds from the issuance of common stock	434,599	805,750
Proceeds from the issuance convertible notes payable	-	11,000
Proceeds from the issuance convertible notes payable, related party	51,000	32,100
Payments on notes payable	(30,000)	(46,500)
Payments to shareholders	-	(5,048)
Net cash provided by financing activities	455,599	794,383

NET DECREASE IN CASH	(562,156)	34,889
CASH, BEGINNING OF PERIOD	618,537	-
CASH, END OF PERIOD	$56,381	$34,889

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$84,086	$91,210
Operating lease liabilities and right of use asset	$-	$22,572
Beneficial conversion feature on convertible notes payable	$51,000	$35,200
Stock issued for prepaid services	$24,000	$145,814

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “Commission”) on April 3, 2020. The results of operations for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2020 or for any future period.

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

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 19, 2020. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At June 30, 2020, the Company had a working capital deficit of $1,156,060. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Covid-19 Disclosure

The COVID-19 global pandemic may seriously negatively affect the Company’s operations and business. It is possible that this ongoing global pandemic may cause the Company to have to significantly delay or suspend its operations, which would likely result in a material adverse impact on its business and financial positions.

Furthermore, the Company may be unable to raise sufficient capital due to COVID-19’s effects on the general economy and the capital markets. If the Company is not able to obtain financing due to COVID-19, then it is highly likely that it will be forced to cease operations. Smaller companies such as Seafarer, who lack significant revenues, earnings and cash flows as well as who lack diversified business operations are particularly vulnerable to having to potentially cease operations due to the effects of COVID-19. If the Company were to be unable to raise capital and cease its operations then it would be very highly likely that the Company would not survive and lenders and investors would suffer a complete loss of all capital loaned to or invested in the Company.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Blockchain LogisTech, LLC, which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2020 and December 31, 2019. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $278,309 and $0 respectively, for the six months ended June 30, 2020 and 2019 and $122,883 and $0 respectively, for the three months ended June 30, 2020 and 2019.

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

The potentially dilutive common stock equivalents for the six months ended June 30, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of June 30, 2020 and 2019, there were 603,690,191 and 553,309,220 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Property and Equipment

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. As of June 30, 2020, this is the only capital asset owned by the Company.

Depreciation expense was $10,030 and $0 respectively, for six month periods ended June 30, 2020 and 2019 and $5,015 and $0 respectively, for three month periods ended June 30, 2020 and 2019.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six month periods ended June 30, 2020 and 2019.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the six month periods ended June 30, 2020 and 2019 include useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606.

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

NOTE 4 – OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six month periods ended June 30, 2020 and 2019, the Company recorded $3,945 and $0 and $7,890 and $0, respectively, as operating lease expense, which is included in rent expenses on the statements of operations.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2024. Under the terms of the lease there may be additional fees charged above the base monthly rental fee.

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

Right-of-use assets at June 30, 2020 are summarized below:

June 30, 2020
(Unaudited)
Office lease (remaining lease term of 3 months)	$22,575
Less accumulated amortization	(22,575)
Right-of-use assets, net	$-

Amortization on the right -of -use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

June 30, 2020
(Unaudited)
Office lease	$-
Less: current portion	-
Long term portion	$-

Maturity of lease liabilities are as follows:

Six month period ended June 30, 2020	$-
Less: Present value discount	-
Lease liability	$-

Right-of-use assets at December 31, 2019 are summarized below:

December 31, 2019
Office lease (remaining lease term of 12 months)	$22,575
Less accumulated amortization	(14,574)
Right-of-use assets, net	$8,001

Amortization on the right-of-use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

December 31, 2019
Office lease	$8,079
Less: current portion	(8,079)
Long term portion	$-

Maturity of lease liabilities are as follows:

Year ending 2020	$7,968
Plus: Present value discount	111
Lease liability	$8,079

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

The investment in P&S was valued at $78,000 based on fair value of the Company’s shares issued to P&S on the date of the share exchange agreement and is being accounted for as a cost method investment. The Company received dividends from P&S during the six month periods ended June 30, 2020 and 2019 of $3,000, which have been presented as dividend income on the condensed consolidated statements of operations.

The Company has an agreement with P&S to receive referral fees from P&S. Under the terms of the agreement, P&S has agreed to pay a 7% referral fee to the Company when P&S receives cash flows from providing blockchain software services to entities that were referred by the Company. The agreement is ongoing and has no expiration date. P&S is currently Blockchain LogisTech, LLC’s only customer.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at June 30, 2020 and December 31, 2019:

Issue Date	Maturity Date	June 30, 2020	December 30, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable
09/04/19	03/04/20	$-	$25,000	6.00%	0.00300
09/04/19	03/04/20	-	26,000	6.00%	0.00300
Face value		-	51,000

Less unamortized discounts		-	17,935

Balance convertible notes payable		$-	$33,065

Issue Date	Maturity Date	June 30, 2020	December 30, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties
09/17/19	04/17/20	$-	$12,000	6.00%	0.00300
11/12/19	05/12/20	-	25,000	6.00%	0.00250
11/26/19	05/26/20	-	25,200	6.00%	0.00300
12/03/19	06/03/20	-	15,000	6.00%	0.00300
Face value		-	77,200

Less unamortized discounts		-	57,413

Balance convertible notes payable - related parties		$-	$19,787

Issue Date	Maturity Date	June 30, 2020	December 30, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.01500
11/20/12	05/20/13	50,000	50,000	6.00%	0.00500
01/19/13	07/30/13	5,000	5,000	6.00%	0.00400
02/11/13	08/11/13	9,000	9,000	6.00%	0.00600
09/25/13	03/25/14	10,000	10,000	6.00%	0.01250
10/04/13	04/04/14	50,000	50,000	6.00%	0.01250
10/30/13	10/30/14	50,000	50,000	6.00%	0.01250
05/15/14	11/15/14	40,000	40,000	6.00%	0.00700
10/13/14	04/13/15	-	25,000	6.00%	0.00500
09/18/15	03/18/16	25,000	25,000	6.00%	0.00200
04/04/16	10/04/16	10,000	10,000	6.00%	0.00100
07/19/16	07/19/17	4,000	4,000	6.00%	0.00150
08/24/16	02/24/17	-	20,000	6.00%	0.00100
03/06/18	09/06/18	6,000	6,000	6.00%	0.00060
02/06/18	11/07/18	6,000	6,000	6.00%	0.00060
10/29/18	04/29/19	3,000	3,000	6.00%	0.00070
01/03/19	07/03/19	1,000	1,000	6.00%	0.00100
03/16/19	09/16/19	10,000	10,000	6.00%	0.00100
09/04/19	03/04/20	25,000	-	6.00%	0.00300
Balance convertible notes payable - in default		$308,300	$328,300

Issue Date	Maturity Date	June 30, 2020	December 30, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.01500
01/25/10	01/25/11	6,000	6,000	6.00%	0.00500
01/18/12	07/18/12	50,000	50,000	8.00%	0.00400
01/19/13	07/30/13	15,000	15,000	6.00%	0.00400
07/26/13	01/26/14	10,000	10,000	6.00%	0.01000
01/17/14	07/17/14	31,500	31,500	6.00%	0.00600
05/27/14	11/27/14	7,000	7,000	6.00%	0.00700
07/21/14	01/25/15	17,000	17,000	6.00%	0.00800
10/16/14	04/16/15	21,000	21,000	6.00%	0.00450
07/14/15	01/14/16	9,000	9,000	6.00%	0.00300
01/12/16	07/12/16	5,000	5,000	6.00%	0.00200
05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
05/20/16	11/20/16	5,000	5,000	6.00%	0.00050
07/12/16	01/12/17	2,400	2,400	6.00%	0.00060
01/26/17	03/12/17	5,000	5,000	6.00%	0.00050
02/14/17	08/14/17	25,000	25,000	6.00%	0.00075
08/16/17	09/16/17	3,000	3,000	6.00%	0.00080
03/14/18	05/14/18	25,000	25,000	6.00%	0.00070
04/04/18	06/04/18	3,000	3,000	6.00%	0.00070
04/11/18	06/11/18	25,000	25,000	6.00%	0.00070
05/08/18	07/08/18	25,000	25,000	6.00%	0.00070
05/30/18	08/30/18	25,000	25,000	6.00%	0.00070
06/12/18	09/12/18	3,000	3,000	6.00%	0.00070
06/20/18	09/12/18	500	500	6.00%	0.00070
01/09/18	01/09/19	12,000	12,000	6.00%	0.00060
08/27/18	02/27/19	2,000	2,000	6.00%	0.00070
10/02/18	04/02/19	1,000	1,000	6.00%	0.00080
10/23/18	04/23/19	4,200	4,200	6.00%	0.00070
11/07/18	05/07/19	2,000	2,000	6.00%	0.00080
11/14/18	05/14/19	8,000	8,000	6.00%	0.00080
01/08/19	07/08/19	7,000	7,000	6.00%	0.00080
04/25/19	12/23/19	20,000	20,000	6.00%	0.00400
06/07/19	12/07/19	5,100	5,100	6.00%	0.00300
09/17/19	04/17/20	12,000	-	6.00%	0.00250
11/12/19	05/12/20	25,000	-	6.00%	0.00300
11/26/19	05/26/20	25,200	-	6.00%	0.00300
12/03/19	06/03/20	15,000	-	6.00%	0.00300
01/07/20	06/20/20	51,000	-	6.00%	0.00300
Balance convertible notes payable - related parties, in default		$527,900	$399,700

Balance all convertible notes payable		$836,200	$780,852

Notes Payable

The following tables reflect the notes payable at June 30, 2020 and December 31, 2019:

Issue Date	Maturity Date	June 30, 2020	December 30, 2019	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	35,000	65,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable - default		$145,000	$175,000

Issue Date	Maturity Date	June 30, 2020	December 30, 2019	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$163,500	$193,500

New Convertible Notes Payable Issued During the Six Month Period Ended June 30, 2020

During the six month period ended June 30, 2020, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

Note Conversions

During the six month period ended June 30, 2020:

The Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on three convertible notes payable. The remaining principal balance of all of these notes was $0 at March 31, 2020.

During the six month period ended June 30, 2019:

A lender converted the principal and accrued interest for a convertible promissory note outstanding with a principal balance of $1,028 into 1,284,938 shares of the Company’s common stock.

Repayment of Promissory Note

During the six month period ended June 30, 2020, the Company repaid a total of $30,000 of the principal of a promissory note with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at June 30, 2020 was $35,000.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock Issuances

During the six month period ended June 30, 2020, the Company issued or is to issue the following shares of common stock:

-	100,000,000 restricted shares for total proceeds of $434,599.

-	39,781,082 restricted shares to settle $84,086 of principal and accrued interest owed on various convertible notes payable and one note payable.

-	6,085,674 vested and non-forfeitable restricted shares for services provided by consultants, contractors, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

-	10,120,000 restricted shares reclassed from common stock to be issued.

-	1,000,000 shares valued at $9,700 issued as charitable contribution to a separate charity. The Company determined the fair value of the shares issued using the stock price on date of issuance.

During the six month period ended June 30, 2019, the Company issued the following shares of common stock:

-	The Company had issued or agreed to issue 506,095,239 shares for total proceeds of $805,750.

-	The Company issued 1,284,938 shares for the conversion of $1,000 of convertible note principal and $28 of accrued interest for a total of $1,028.

-	The Company issued 106,170,616 fully vested and non-forfeitable common stock shares for services provided by consultants, contractors, advisory members, board members, and other service providers. We determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company. For the three and six-month periods ended June 30, 2019, we incurred $59,325 and $254,175 of compensation expense for stock issued for services and had prepaid expenses of $81,733 at June 30, 2019 for stock issued prior to services being performed.

-	The Company issued 5,000,000 shares to one of its convertible note payable lenders as a penalty for failure to repay the convertible note when due. The fair value of these shares was determined to be $7,500 based on the market price of the stock on the date it was issued in accordance with the convertible note payable agreement.

-	The Company issued 18,869,220 shares to settle $90,182 of accrued interest owed on fourteen convertible notes payable.

-	The Company issued 7,000,000 shares to settle an account payable in the amount of $7,000.

Series A Preferred Stock

At June 30, 2020 and December 31, 2019, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the six month period ended June 30, 2020.

At June 30, 2020, the Company had warrants to purchase a total of 8,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at June 30, 2020:

	Number of Shares
Term	June 30, 2020	Exercise Price
11/10/12 to 11/20/22	4,000,000	0.0050
09/18/15 to 09/18/20	4,000,000	0.0030
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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2020, the Company has had extensive dealings with related parties including the following:

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

The Company’s Board of Directors had previously approved a compensation package including a salary for its CEO. The Company began paying the CEO a salary of $10,000 per month in April of 2020.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $4,000 per month plus periodic bonuses to provide general business consulting and to assess the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the six month period ended June 30, 2020 the Company paid the related party consultant fees $25,000 for services rendered. At June 30, 2020 and December 31, 2019, the Company owed the related party consultant $0 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the six month period ended June 30, 2020, the Company paid the related party consultant fees $525 for services rendered. At June 30, 2020 and December 31, 2019, the Company owed the related party consultant $0 and $2,978, respectively, for services rendered.

Shareholder Loans

At June 30, 2020, the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

At June 30, 2020, the following promissory notes and shareholder loans were outstanding to related parties:

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

Due to Blockchain LogisTech, LLC starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain LogisTech, LLC’s and Seafarer Exploration Corp. operated has separate segments of the business. As such, the Company has presented the income (loss) from operations during the six month period ended June 30, 2020 and 2019 incurred by the two separate segments below.

Substantially all of the assets held by the Company are for its shipwreck exploration and recovery business. All proceeds received from sales of common stock and issuance of convertible notes payable and notes payable are used in the shipwreck and exploration recovery business.

Blockchain LogisTech, LLC’s revenue of $4,200 was 100% of the consolidated revenue of Seafarer.

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2020 is as follows:

	June 30, 2020	June 30, 2020	June 30, 2020
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$4,200	$0	$4,200

Total operating expenses	10,856	1,176,103	1,186,959

Net loss from operations	($6,656)	($1,176,103)	($1,182,759)

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2019 is as follows:

	June 30, 2019	June 30, 2019	June 30, 2019
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$3,500	$0	$3,500

Total operating expenses	0	857,858	857,858

Net loss from operations	$3,500	($857,858)	($854,358)

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	57,200,000 shares of restricted common stock issued under subscription agreements for proceeds of approximately $200,200 to be used for general corporate purposes, working capital and repayment of debt; and

(ii)	19,026,204 shares of restricted common stock were issued for services.

Subsequent to June 30, 2020, the Company entered into an amended lease agreement for its corporate offices that commenced on July 1, 2020 and lating through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2024. Under the terms of the lease there may be additional fees charged above the base monthly rental fee.

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

At June 30, 2020, the Company had a working capital deficit of $1,156,060.

The Company’s working capital deficit increased from $492,223 at December 31, 2019 to $1,156,060 at June 30, 2020. The Company’s large working capital deficit indicates that there is still substantial risk to the viability of the Company due to the fact that the Company does not generate meaningful cash flow from its operations and therefore has no predicable means to pay its debt. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 19, 2020.

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

Summary of Three Months Ended June 30, 2020 Results of Operations

The Company’s net loss for the three month period ended June 30, 2020 was $615,250 as compared to a net loss of $581,251 during the three month period ended June 30, 2019, an increase of approximately 6% year-over-year. The increase in net losses in 2020 was primarily due to an increase in vessel maintenance expenses, research and development, professional fees. Consulting and contractor expense was $259,857 for the three month period ended June 30, 2020 versus $263,652 for the same period in 2019, a decrease of 1%. The Company incurred vessel related expenses of $43,907 during the three month period ended June 30, 2020 versus $30,632 during the three month period ended June 30, 2019, an increase of approximately 43%. The increase in vessel related expenses were primarily due to repairs to the Company’s exploration and recovery vessels and some additional repairs and dockage for other vessels. Research and development expenses were $122,823 in 2020 versus $0 in 2019. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the three month period ended June 30, 2020, professional fees were $37,065 as compared to $20,815 during the three month period ended June 30, 2019, an increase of approximately 78%. Professional fees increased due to an increase in legal fees. During the three month period ended June 30, 2020, general and administrative expenses were $67,565 as compared to $197,099 during the three month period ended June 30, 2019, an decrease of 66%. Depreciation expense was $5,015 during the three month period ended June 30, 2020 versus $0 for the same period in 2019. Depreciation expense increased due to the Company purchasing a new vessel to be used in its operations at the end of 2019. Rent expense was $9,531 during the three month period ended June 30, 2020 versus $6,689 for the same period in 2019, an increase of approximately 42%. The Company incurred travel and entertainment expenses of $14,858 during the three month period ended June 30, 2020 as compared to $13,118 during the three month period ended June 30, 2019, an approximate 13% increase on a quarter-over-quarter basis. Interest expense for the three month period ended June 30 2020 was $56,069 versus $54,246 for the same period in 2019, an increase of approximately 3%. The increase in interest expense was due to an increase in amortization of interest relating to the beneficial conversion features of several convertible notes.

Summary of Six Months Ended June 30, 2020 Results of Operations

The Company’s net loss for the six month period ended June 30, 2020 was $1,357,894 as compared to a net loss of $941,637 during the six month period ended June 30, 2019, an increase of approximately 44% year-over-year. The increase in net losses in 2020 was primarily due to an increase in consulting and contractor expenses, vessel maintenance expenses, research and development, and professional fees. Consulting and contractor expense was $552,269 for the six month period ended June 30, 2020 versus $491,262 for the same period in 2019, an increase of nearly 12%. The Company incurred vessel related expenses of $115,327 during the six month period ended June 30, 2020 versus $41,987 during the six month period ended June 30, 2019, an increase of approximately 175%. The increase in vessel related expenses were primarily due to repairs to the Company’s exploration and salvage vessels and some additional repairs and dockage for other vessels. Research and development expenses were $278,309 in 2020 versus $0 in 2019. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the six month period ended June 30, 2020, professional fees were $91,318 as compared to $52,575 during the six month period ended June 30, 2019, an increase of approximately 74%. Professional fees increased due to an increase in legal fees. During the six month period ended June 30, 2020, general and administrative expenses were $85,787 as compared to $224,863 during the six month period ended June 30, 2019, an decrease of 62%. Depreciation expense was $10,030 during the six month period ended June 30, 2020 versus $0 for the same period in 2019. Depreciation expense increased due to the Company purchasing a new vessel to be used in its operations at the end of 2019. Rent expense was $21,298 during the six month period ended June 30, 2020 versus $19,496 for the same period in 2019, a decrease of approximately 9%. The Company incurred travel and entertainment expenses of $32,621 during the six month period ended June 30, 2020 as compared to $27,675 during the six month period ended June 30, 2019, an approximate 18% increase on a quarter-over-quarter basis. Interest expense for the six month period ended June 30, 2020 was $143,760 versus $90,279 for the same period in 2019, an increase of approximately 59%. The increase in interest expense was due to an increase in amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $34,375 during the six month period ended June 30, 2020 versus $0 during the same period in 2019. During the six month period ended June 30, 2020, the Company issued $43,375 worth of shares of restricted common stock to settle an $11,000 invoice for legal fees related to the development of the Company’s intellectual property, the loss of $34,375 represents the difference between the value of the shares issued and the amount of the invoice.

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the six month period ended June 30, 2020, the Company generated $4,200 in revenues which is shown as service income on the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

At June 30, 2020, we had cash in the bank of $56,381. During the six month period ended June 30, 2020 we incurred a net loss of $1,357,894. At June 30, 2020, we had $140,674 in current assets and $1,296,734 in current liabilities, leaving us a working capital deficit of $1,156,060.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the six month period ended June 30, 2020. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,182,759 for the six month period ended June 30, 2020 and $854,358 for the six month period ended June 30, 2019. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Based on these financial results, the Company may not be able to continue as a going concern. The reports of our independent auditors for the years ended December 31, 2019 and 2018 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the six month period ended June 30, 2020, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

Furthermore, if the Company is unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in dilution or reduction in the value of the Company’s securities.

Additionally, the ongoing effects of the COVID-19 global pandemic may cause the Company to be unable to obtain financing to fund its business and operations. If the Company is not able to obtain financing due to COVID-19 then it is highly likely that it will be forced to cease its operations which would likely result in the Company not surviving which would result in a complete loss of all capital invested in the Company.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the six month periods ended June 30, 2020 and 2019 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2020. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2020 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended June 30, 2020.

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the six month period ended June 30, 2020, the Company issued 6,085,674 fully vested and non-forfeitable common stock shares for services provided by consultants, contractors, advisory members, board members, and other service providers. We determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the six month period ended June 30, 2020, the Company entered into subscription agreements to sell 100,000,000 shares of its restricted common stock in exchange for proceeds of $434,595. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

The Company issued 1,000,000 shares of restricted common stock as charitable contribution to a charity.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the six month period ended June 30, 2020, the Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on various convertible notes payable and one note payable. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the six month period ended June 30, 2020, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the six month period ended June 30, 2020. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at June 30, 2020.

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

SEAFARER EXPLORATION CORP.

Date: August 19, 2020	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 19, 2020	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 19, 2020	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 19, 2020	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 19, 2020	By:	/s/ Bradford Clark
Bradford Clark, Director