Form 10-Q
period 2020-09-30
SEAFARER EXPLORATION CORP
filed 2020-11-16
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 13, 2020, there were 5,063,196,777 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2020

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$51,072	$618,537
Prepaid expenses	42,206	159,510
Deposits	750	750
Total current assets	94,028	778,797

Property, plant and equipment, net	184,651	199,695
Intangible assets, trademarks	675	-
Right to use asset	45,516	8,001
Investment in P & S, Inc.	78,000	78,000
Total Assets	$402,870	$1,064,493

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$320,984	$287,089
Convertible notes payable, net of discounts of $34,011 and $17,935, respectively	10,989	33,065
Convertible notes payable, related parties, net of discounts of $79,731 and $57,413, respectively	30,869	19,787
Convertible notes payable, in default	308,300	328,300
Convertible notes payable, in default - related parties	527,900	399,700
Notes payable, in default	135,000	175,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	1,500	1,500
Lease liability, current	14,187	8,079
Total current liabilities	1,368,229	1,271,020

Lease liability, long-term	31,471	-
Total Liabilities	1,399,700	1,271,020

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 5,037,765,834 and 4,761,162,383 shares issued and outstanding at September 30, 2020 and December 31, 2019 , respectively	502,523	474,863
Common stock to be issued, $0.0001 par value, 1,500,000 and 11,620,000 shares outstanding September 30, 2020 and December 31, 2019, respectively	150	1,162
Additional paid in capital	17,812,011	16,581,432
Accumulated deficit	(19,311,514)	(17,263,984)
Total Stockholders’ Deficit	(996,830)	(206,527)
Total Liabilities and Stockholders’ Deficit	$402,870	$1,064,493

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Service income	$2,182	$9,100	$6,382	$12,600

Operating Expenses
Consulting and contractor expenses	388,779	361,080	941,048	852,342
Research and development	95,460	210,134	373,769	327,935
General and administrative expense	54,837	-	140,624	107,062
Vessel maintenance and dockage	48,042	29,189	163,369	71,176
Professional fees	26,293	26,000	117,611	78,575
Travel and entertainment expense	19,435	15,730	52,056	43,405
Rent expense	10,898	9,100	32,196	28,596
Depreciation expense	5,015	-	15,045	-
Total operating expenses	648,759	651,233	1,835,718	1,509,091

Net loss from operations	(646,577)	(642,133)	(1,829,336)	(1,496,491)

Other income (expense)
Interest expense	(51,311)	(55,908)	(195,071)	(146,187)
Loss on extinguishment of debt	-	(5,274)	(34,375)	(5,274)
Gain on settlement of accounts payable	1,252	-	1,252	-
Gain on disposal of asset	5,500	-	5,500	-
Dividend income	1,500	1,500	4,500	4,500
Total other expenses, net	(43,059)	(59,682)	(218,194)	(146,961)
Net loss	$(689,636)	$(701,815)	$(2,047,530)	$(1,643,452)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	4,985,602,633	4,304,008,551	4,886,341,827	4,012,673,236

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance December 31, 2019	7	$-	60	$-	4,761,162,383	$474,863	11,620,000	$1,162	$16,581,432	$(17,263,984)	$(206,527)

Common stock issued for cash	-	-	-	-	8,900,000	890	-	-	51,610	-	52,500

Stock issued to convert notes payable and accrued interest	-	-	-	-	39,781,082	3,978	-	-	80,108	-	84,086

Beneficial conversion feature	-	-	-	-	-	-	-	-	51,000	-	51,000

Stock issued for services	-	-	-	-	5,348,366	535	-	-	84,895	-	85,430

Shares reclassed from common stock to be issued	-	-	-	-	10,120,000	1,012	(10,120,000)	(1,012)	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	(742,644)	(742,644)

Balance March 31, 2020	7	-	60	-	4,825,311,831	481,278	1,500,000	150	16,849,045	(18,006,628)	(676,155)

Common stock issued for cash	-	-	-	-	91,100,000	9,110	5,714,286	571	372,418	-	382,099

Stock issued for services	-	-	-	-	737,308	74	676,204	68	11,070	-	11,212

Shares issued for charitable contribution	-	-	-	-	1,000,000	100	-	-	9,600	-	9,700

Net Loss	-	-	-	-	-	-	-	-	-	(615,250)	(615,250)

Balance June 30, 2020	7	-	60	-	4,918,149,139	490,562	7,890,490	789	17,242,133	(18,621,878)	(888,394)

Common stock issued for cash	-	-	-	-	92,700,001	9,270	-	-	274,930	-	284,200

Beneficial conversion feature	-	-	-	-	-	-	-	-	151,100	-	151,100

Stock issued for services	-	-	-	-	20,526,204	2,052	-	-	143,848	-	145,900

Shares reclassed from common stock to be issued	-	-	-	-	6,390,490	639	(6,390,490)	(639)	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	(689,636)	(689,636)

Balance September 30, 2020	7	$-	60	$-	5,037,765,834	$502,523	1,500,000	$150	$17,812,011	$(19,311,514)	$(996,830)

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

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,047,530)	$(1,643,452)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,045	-
Amortization of right of use asset	8,001	-
Amortization of beneficial conversion feature and loan fees	175,606	73,397
Common stock issued for services	178,666	432,114
Common stock issued for a charitable contribution	9,700	32,900
Common stock issued for loan fees	-	7,500
Gain on disposal of asset	(5,500)	-
Gain on settlement of accounts payable	(1,252)	-
Loss on extinguishment of debt	34,375	5,274
Decrease (increase) in:
Prepaid expenses and deposits	146,804	-
Increase (decrease) in:
Accounts payable & accrued expenses	33,896	(68,450)
Operating lease liabilities	-	(10,710)
Net cash used by operating activities	(1,452,189)	(1,171,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Application for trademark	(675)	-
Net cash used in investing activities	(675)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	-	(2,919)
Proceeds from the issuance of common stock	718,799	1,210,940
Proceeds from the issuance convertible notes payable	45,000	62,000
Proceeds from the issuance convertible notes payable, related party	161,600	44,100
Payments on convertible notes payable	-	(46,500)
Payments on notes payable	(40,000)	-
Payments to shareholders	-	(5,048)
Net cash provided by financing activities	885,399	1,262,573

NET INCREASE IN CASH	(567,465)	91,146
CASH, BEGINNING OF PERIOD	618,537	-
CASH, END OF PERIOD	$51,070	$91,146

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$84,086	$296,435
Operating lease liabilities and right of use asset	$(142)	$22,572
Beneficial conversion feature on convertible notes payable	$202,100	$102,975
Stock issued for prepaid services	$29,500	$164,267
Accounts payable paid with common stock	$-	$7,500

See accompanying notes to the financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “Commission”) on April 3, 2020. The results of operations for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2020 or for any future period.

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

In March of 2014, Seafarer entered into a partnership and with Marine Archaeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Under the partnership with MAP, Seafarer is the designated manager of Seafarer’s Quest, LLC.

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

Blockchain Software Services Referral Agreement

Blockchain LogisTech, LLC, has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. Blockchain LogisTech, LLC also has a reseller agreement with a separate company that sells a blockchain related security product.

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 16, 2020. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At September 30, 2020, the Company had a working capital deficit of $1,274,201. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Covid-19 Disclosure

The COVID-19 global pandemic may seriously negatively affect the Company’s operations and business. It is possible that this ongoing global pandemic may cause the Company to have to significantly delay or suspend its operations, which would likely result in a material adverse impact on its business and financial positions.

Furthermore, the Company may be unable to raise sufficient capital due to COVID-19’s effects on the general economy and the capital markets. If the Company is not able to obtain financing due to COVID-19, then it is highly likely that it will be forced to cease operations. Smaller companies such as Seafarer, who lack significant revenues, earnings and cash flows as well as who lack diversified business operations are particularly vulnerable to having to potentially cease operations due to the effects of COVID-19. If the Company were to be unable to raise capital and cease its operations then it would be highly likely that the Company would not survive and lenders and investors would suffer a complete loss of all capital loaned to or invested in the Company.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and Blockchain LogisTech, LLC, which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2020 and December 31, 2019. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $373,769 and $327,935 respectively, for the nine months ended September 30, 2020 and 2019 and $95,460 and $210,134 respectively, for the three months ended September 30, 2020 and 2019.

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

The Company recognizes revenue from the referrals that Blockchain LogisTech, LLC has made to a provider of software services when payment for a referral is received from the provider of software services. The Company also has a sales referral agreement with a limited liability company that provides product/system development services. The Company receives referral fees when payment is received from the provider of the product/system development services. To date service revenue in the segment footnote from its core historic and shipwreck recovery operations and at this point in time is unable to determine how revenue will be recognized due to a lack of visibility as to how the Company will be compensated for its services.

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

The potentially dilutive common stock equivalents for the nine month periods ended September 30, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of September 30, 2020 and 2019, there were 654,492,154 and 545,722,872 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. As of September 30, 2020, this is the only capital asset owned by the Company.

Depreciation expense was $15,045 and $0 respectively, for nine month periods ended September 30, 2020 and 2019 and $5,015 and $0 respectively, for three month periods ended September 30, 2020 and 2019.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine month periods ended September 30, 2020 and 2019.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the nine month periods ended September 30, 2020 and 2019 include useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

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

Stock Based Compensation

The Company applies the fair value method of FASB ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. The standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

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

NOTE 4 – OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine month periods ended September 30, 2020 and 2019, the Company recorded $4,601 and $3,945 and $4,601 and $11,835, respectively, as operating lease expense, which is included in rent expense on the condensed consolidated statements of operations.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. Under the terms of the lease there may be additional fees charged above the base monthly rental fee.

In adopting ASC Topic 842, Leases (“Topic 842”), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $22,575. On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at September 30, 2020 are summarized below:

September 30, 2020
(Unaudited)
Office lease (remaining lease term of 3 months)	$48,957
Less accumulated amortization	(3,441)
Right-of-use assets, net	$45,516

Amortization on the right -of -use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

September 30, 2020
(Unaudited)
Office lease	$45,658
Less: current portion	(14,187)
Long term portion	$31,471

Maturity of lease liabilities are as follows:

Year ended December 31, 2020	$4,459
Year ended December 31, 2021	18,103
Year ended December 31, 2022	18,641
Year ended December 31, 2023	11,801
Total future minimum lease payments	52,284
Less: Present value discount	(6,626)
Lease liability	$45,658

Right-of-use assets at December 31, 2019 are summarized below:

December 31, 2019
Office lease (remaining lease term of 12 months)	$22,575
Less accumulated amortization	(14,574)
Right-of-use assets, net	$8,001

Amortization on the right-of-use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

December 31, 2019
Office lease	$8,079
Less: current portion	(8,079)
Long term portion	$-

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

The investment in P&S was valued at $78,000 based on fair value of the Company’s shares issued to P&S on the date of the share exchange agreement and is being accounted for as a cost method investment. The Company received dividends from P&S during the nine month periods ended September 30, 2020 and 2019 of $3,000, which have been presented as dividend income on the condensed consolidated statements of operations.

In August of 2020 the Company and P&S entered into a new agreement under which the Company and P&S agreed to wind down their relationship, with Seafarer agreeing to exchange 10,000 common shares of P&S for 60,000,000 shares of its common stock, effectively reversing the original transaction. The actual exchange of shares had not yet occurred at September 30, 2020.

The Company has an active agreement with P&S to receive referral fees. Under the terms of the agreement, P&S has agreed to pay a 7% referral fee to the Company when P&S receives cash flows from providing blockchain software services to entities that were referred by the Company. The agreement is ongoing and has no expiration date. During the nine month periods ended September 30, 2020 and 2019 P&S paid a total of $4,200 and $12,600, respectively, of referral fees to the Company. These amounts are included in services income in the condensed consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at September 30, 2020 and December 31, 2019:

Issue Date	Maturity Date	September 30, 2020	December 30, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable
09/04/19	03/04/20	$-	$25,000	6.00%	0.00300
09/04/19	03/04/20	-	26,000	6.00%	0.00300
09/01/20	03/01/21	45,000	-	6.00%	0.00300
Face value		45,000	51,000

Less unamortized discounts		34,011	17,935

Balance convertible notes payable		$10,989	$33,065

Issue Date	Maturity Date	September 30, 2020	December 30, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties
09/17/19	04/17/20	$-	$12,000	6.00%	0.00300
11/12/19	05/12/20	-	25,000	6.00%	0.00250
11/26/19	05/26/20	-	25,200	6.00%	0.00300
12/03/19	06/03/20	-	15,000	6.00%	0.00300
08/06/20	02/06/21	25,200	-	6.00%	0.00350
08/06/20	02/06/21	35,000	-	6.00%	0.00350
08/14/20	02/14/21	50,400	-	6.00%	0.00350
Face value		110,600	77,200

Less unamortized discounts		79,731	57,413

Balance convertible notes payable - related parties		$30,869	$19,787

Issue Date	Maturity Date	September 30, 2020	December 30, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.01500
11/20/12	05/20/13	50,000	50,000	6.00%	0.00500
01/19/13	07/30/13	5,000	5,000	6.00%	0.00400
02/11/13	08/11/13	9,000	9,000	6.00%	0.00600
09/25/13	03/25/14	10,000	10,000	6.00%	0.01250
10/04/13	04/04/14	50,000	50,000	6.00%	0.01250
10/30/13	10/30/14	50,000	50,000	6.00%	0.01250
05/15/14	11/15/14	40,000	40,000	6.00%	0.00700
10/13/14	04/13/15	-	25,000	6.00%	0.00500
09/18/15	03/18/16	25,000	25,000	6.00%	0.00200
04/04/16	10/04/16	10,000	10,000	6.00%	0.00100
07/19/16	07/19/17	4,000	4,000	6.00%	0.00150
08/24/16	02/24/17	-	20,000	6.00%	0.00100
03/06/18	09/06/18	6,000	6,000	6.00%	0.00060
02/06/18	11/07/18	6,000	6,000	6.00%	0.00060
10/29/18	04/29/19	3,000	3,000	6.00%	0.00070
01/03/19	07/03/19	1,000	1,000	6.00%	0.00100
03/16/19	09/16/19	10,000	10,000	6.00%	0.00100
09/04/19	03/04/20	25,000	-	6.00%	0.00300
Balance convertible notes payable - in default		$308,300	$328,300

Issue Date	Maturity Date	September 30, 2020	December 30, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.01500
01/25/10	01/25/11	6,000	6,000	6.00%	0.00500
01/18/12	07/18/12	50,000	50,000	8.00%	0.00400
01/19/13	07/30/13	15,000	15,000	6.00%	0.00400
07/26/13	01/26/14	10,000	10,000	6.00%	0.01000
01/17/14	07/17/14	31,500	31,500	6.00%	0.00600
05/27/14	11/27/14	7,000	7,000	6.00%	0.00700
07/21/14	01/25/15	17,000	17,000	6.00%	0.00800
10/16/14	04/16/15	21,000	21,000	6.00%	0.00450
07/14/15	01/14/16	9,000	9,000	6.00%	0.00300
01/12/16	07/12/16	5,000	5,000	6.00%	0.00200
05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
05/20/16	11/20/16	5,000	5,000	6.00%	0.00050
07/12/16	01/12/17	2,400	2,400	6.00%	0.00060
01/26/17	03/12/17	5,000	5,000	6.00%	0.00050
02/14/17	08/14/17	25,000	25,000	6.00%	0.00075
08/16/17	09/16/17	3,000	3,000	6.00%	0.00080
03/14/18	05/14/18	25,000	25,000	6.00%	0.00070
04/04/18	06/04/18	3,000	3,000	6.00%	0.00070
04/11/18	06/11/18	25,000	25,000	6.00%	0.00070
05/08/18	07/08/18	25,000	25,000	6.00%	0.00070
05/30/18	08/30/18	25,000	25,000	6.00%	0.00070
06/12/18	09/12/18	3,000	3,000	6.00%	0.00070
06/20/18	09/12/18	500	500	6.00%	0.00070
01/09/18	01/09/19	12,000	12,000	6.00%	0.00060
08/27/18	02/27/19	2,000	2,000	6.00%	0.00070
10/02/18	04/02/19	1,000	1,000	6.00%	0.00080
10/23/18	04/23/19	4,200	4,200	6.00%	0.00070
11/07/18	05/07/19	2,000	2,000	6.00%	0.00080
11/14/18	05/14/19	8,000	8,000	6.00%	0.00080
01/08/19	07/08/19	7,000	7,000	6.00%	0.00080
04/25/19	12/23/19	20,000	20,000	6.00%	0.00400
06/07/19	12/07/19	5,100	5,100	6.00%	0.00300
09/17/19	04/17/20	12,000	-	6.00%	0.00300
11/12/19	05/12/20	25,000	-	6.00%	0.00250
11/26/19	05/26/20	25,200	-	6.00%	0.00300
12/03/19	06/03/20	15,000	-	6.00%	0.00300
01/07/20	06/20/20	51,000	-	6.00%	0.00300
Balance convertible notes payable - related parties, in default		$527,900	$399,700

Balance all convertible notes payable		$878,058	$780,852

Notes Payable

The following tables reflect the notes payable at September 30, 2020 and December 31, 2019:

Issue Date	Maturity Date	September 30, 2020	December 30, 2019	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	25,000	65,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable - default		$135,000	$175,000

Issue Date	Maturity Date	September 30, 2020	December 30, 2019	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$153,500	$193,500

New Convertible Notes Payable Issued During the Nine Month Period Ended September 30, 2020

During the nine month period ended September 30, 2020, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $25,200 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $35,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $50,400 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 14, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share.

In September of 2020, the Company entered into a convertible promissory note agreement in the amount of $45,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 1, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share.

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

Note Conversions

During the nine month period ended September 30, 2020:

The Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on three convertible notes payable. The remaining principal balance of all of these notes was $0 at September 30, 2020.

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

Repayment of Promissory Note

During the nine month period ended September 30, 2020, the Company repaid a total of $40,000 of the principal of a promissory note with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at September 30, 2020 was $25,000.

Shareholder Loan

At September 30, 2020 and December 31, 2019 the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock Issuances

During the nine month period ended September 30, 2020, the Company issued or is to issue the following shares of common stock:

-	192,700,001 restricted shares for total proceeds of $718,799.

-	39,781,082 restricted shares to settle $84,086 of principal and accrued interest owed on various convertible notes payable and one note payable.

-	26,611,878 vested and non-forfeitable restricted shares for services provided by consultants, contractors, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

-	16,510,490 restricted shares reclassed from common stock to be issued.

-	1,000,000 shares valued at $9,700 issued as charitable contribution to a separate charity. The Company determined the fair value of the shares issued using the stock price on date of issuance.

During the nine month period ended September 30, 2019, the Company issued the following shares of common stock:

-	642,029,999 restricted shares for total proceeds of $1,210,940.

-	130,370,616 fully vested and non-forfeitable restricted shares for services provided by consultants, contractors, advisory members, board members, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

-	57,960,743 restricted shares to settle $290,679 of principal and accrued interest owed on various convertible notes payable and one note payable.

-	7,000,000 restricted shares to settle an account payable in the amount of $7,000.

-	5,000,000 restricted shares to one of our convertible note payable lenders as a penalty for failure to repay the convertible note when due. The fair value of these shares was determined to be $7,500 based on the market price of the stock on date issued in accordance with the convertible note payable agreement.

-	4,000,000 restricted shares issued as charitable contributions to three separate charities. The Company determined the fair value of the shares issued using the stock price on date of issuance. For the three and nine month periods ended September 30, 2019, we incurred $32,900 and $32,900 of charitable donation expense for stock which is included in general and administrative expenses in the statement of operations.

Series A Preferred Stock

At September 30, 2020 and December 31, 2019, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the nine month periods ended September 30, 2020, and 2019.

At September 30, 2020, the Company had warrants to purchase a total of 4,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at September 30, 2020:

	Number of Shares
Term	September 30, 2020	Exercise Price
11/10/12 to 11/20/22	4,000,000	0.0050
	4,000,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and with Marine Archaeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Seafarer owns 50% of Seafarer’s Quest, LLC and is handling the operations on behalf of Seafarer’s Quest. To date there has been no significant financial activity in Seafarer’s Quest. Under the partnership with MAP, Seafarer is the designated manager of Seafarer’s Quest, LLC and is responsible for the costs of permitting, exploration and recovery. Seafarer is entitled to receive 80% and MAP is entitled to receive 20% of artifacts and treasure recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. The permits with the State of Florida for two areas on the site, designated as Areas 1 and 2, were renewed in 2019 for an additional 3 years. There are currently no recovery permits for the site that have been applied for or issued as of the date of this filing It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that may potentially be located on the site. The required, affiliated environmental permits were previously issued in the name of a partner that is no longer active, the Company is in the process of working with the various State of Florida agencies involved to update and consolidate all of the permits solely under the Company’s name. The State of Florida Bureau of Archeological Research (“FBAR”) had temporarily ordered the Company not to disturb the bottom while the changes and updates to the Company’s permits were in process.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2020, the Company has had extensive dealings with related parties including the following:

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

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $25,200 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $35,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $50,400 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 14, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share.

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

The Company’s Board of Directors had previously approved a compensation package including a salary for its CEO. The Company began paying its CEO a salary of $10,000 per month in April of 2020. For the nine month periods ended September 30, 2020 and 2019 the Company has paid its CEO $$60,000 and $0, respectively and these amounts are included in general and administrative expense in the condensed consolidated statements of operations.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $4,000 per month plus periodic bonuses to provide general business consulting and to assess the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the nine month periods ended September 30, 2020 and 2019 the Company paid the related party consultant $37,000 and $62,289, respectively, which is included in consulting and contracting expense in the condensed consolidated statements of operations. At September 30, 2020 and December 31, 2019, the Company owed the related party consultant $0 for services rendered.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the nine month periods ended September 30, 2020 and 2019 the Company paid the related party consultant $5,243 and $17,011, respectively, which is included in consulting and contracting expense in the condensed consolidated statements of operations. At September 30, 2020 and December 31, 2019, the Company owed the related party consultant $475 and $2,978, respectively, for services rendered.

Blockchain LogisTech, LLC has an agreement with a person related to the Company’s CEO to provide marketing and administrative consulting services. During the nine month period ended September 30, 2020 the Company paid the related party consultant fees $11,250 for services rendered. During the nine month periods ended September 30, 2020 and 2019 the Company paid the related party consultant $11,250 and $0, respectively, which is included in consulting and contracting expense in the condensed consolidated statements of operations. At September 30, 2020 and December 31, 2019, the Company owed the related party consultant $0 for services rendered.

Shareholder Loans

At September 30, 2020 and December 31, 2019, the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

At September 30, 2020, the following promissory notes and shareholder loans were outstanding to related parties:

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

Due to Blockchain LogisTech, LLC starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain LogisTech, LLC’s and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the nine month period ended September 30, 2020 and 2019 incurred by the two separate segments below.

Substantially all of the assets held by the Company are for its shipwreck exploration and recovery business. All proceeds received from sales of common stock and issuance of convertible notes payable and notes payable are used in the shipwreck and exploration recovery business.

During the nine month periods ended September 30, 2020 and 2019, Blockchain LogisTech, LLC’s revenues of $4,200 and $12,600, respectively, were 65.8% and 100%, respectively, of the consolidated revenues of Seafarer.

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2020 is as follows:

	September 30, 2020	September 30, 2020	September 30, 2020
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$4,200	$2,182	$6,382

Total operating expenses	15,185	1,820,533	1,835,718

Net loss from operations	($10,985)	($1,818,351)	($1,829,336)

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2019 is as follows:

	September 30, 2019	September 30, 2019	September 30, 2019
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$12,600	-	$12,600

Total operating expenses	-	1,509,091	1,509,091

Net loss from operations	$12,600	($1,509,718)	($1,496,491)

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	77,450,000 shares of restricted common stock issued under subscription agreements for proceeds of approximately $195,225 to be used for general corporate purposes, working capital and repayment of debt;

(ii)	5,000,000 shares paid to lease a vessel; and

(ii)	2,980,943 shares of restricted common stock were issued for services.

Per the new share exchange agreement from August of 2020 the Company exchanged 10,000 common shares of P&S for 60,000,000 shares of its common stock, effectively reversing the original transaction. The 60,000,000 shares that the Company received were returned to the treasury and then cancelled.

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

The Company has investigated various technologies and non-scientific equipment to help better explore or document our shipwreck sites. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for potential artifacts. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which will result in considerable expenses.

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

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating and recovering valuable artifacts and treasure or can’t build a revenue stream in excess of its expenses. If the Company were to cease its operations, and not find or engage another business entity, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is highly speculative and very risky.

This type of business venture is highly speculative in nature and carries an excessive amount of risk. An investment in the Company’s securities is very risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a complete and total loss of their investment.

There is currently a limited trading market for the Company’s securities. It is impossible for the Company to assure that when and if an active-trading market in its shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of the Company’s common stock to liquidate their investment in our company.

The sale of unregistered and restricted securities by current shareholders, including shares issued to consultants, independent contractors, Board members and shares issued to settle convertible promissory notes or to settle other loans and debt, may cause a significant decline in the market price of the Company’s securities. Furthermore, in recent years regulatory agencies have made it very difficult for broker dealers to accept stock certificates from issuers of low priced stocks and the Company believes that it will become even more challenging to deposit stock certificates and this trend may continue for the foreseeable future.

Moreover, in the past few years several major brokerage firms have indicated that they will not allow their clients to deposit low priced stocks. Some clearing firms who used to clear low priced securities for multiple brokerage firms have closed or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it may be extremely difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities.

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has generated limited revenues to date, including some nominal revenue from dividends and our business goals continue to evolve.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. The Company is actively looking to work with revenue producing companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive.

●	The Company has investigated media opportunities and will continue to evaluate different media strategies.

Melbourne Beach Shipwreck Site

There is a purported historic shipwreck site in the waters off of Melbourne Beach, Florida that the Company has been investigating. Seafarer and MAP, are partners in Seafarer’s Quest, LLC. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% and MAP 20% of artifacts recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. Seafarer is the designated manager of Seafarer’s Quest, LLC. The permits for two areas on the site, designated as Areas 1 and 2, were renewed in 2019 for an additional 3 years. There are no recovery permits for the site that have been applied for or issued as of the date of this filing and it will be necessary to be granted a recovery permit in order to recover any artifacts or treasure that are located on the site.

Juno Beach Shipwreck Site

The Company has previously performed some exploration and recovery operations at what it believes to be a potential historic shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company had previously obtained a recovery permit from the State of Florida for the Juno Beach site. In November 2017, the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site. The Company does not currently have a permit from the State of Florida for the Juno Beach shipwreck site. The State of Florida has requested that the Company submit a new recovery permit application for the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, etc.

Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, lack of the necessary equipment to be able to dig deep enough into the sand, etc.

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive to obtain and maintain, both in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks.

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

The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, etc. Existing permits and agreements may be put on hold or suspended without notice for lengthy periods of time due to administrative issues and disagreements over the terms and conditions. The length of time it takes to obtain permits, enter into agreements, or rectify any conditions that are causing a permit to be suspended or on hold may cause the Company to expend significant resources while gearing up to do work with little or no visibility as to timing.

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

This type of business venture is extremely speculative in nature and carries a tremendous amount of risk. An investment in the Company’s securities is speculative and very risky and should only be considered by those investors or lenders who do not require near-term liquidity and who can afford to suffer a complete and total loss of their investment.

Limited Operating History

The Company has generated only minimal revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future.

At September 30, 2020, the Company had a working capital deficit of $1,274,201.

The Company’s working capital deficit increased from $492,223 at December 31, 2019 to $1,274,201 at September 30, 2020. The Company’s large working capital deficit indicates that there is still substantial risk to the viability of the Company due to the fact that the Company does not generate meaningful cash flow from its operations and therefore has no predictable means to pay its debt. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 16, 2020.

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

Summary of Nine Months Ended September 30, 2020 and 2019 Results of Operations

The Company’s net loss for the nine month period ended September 30, 2020 was $2,047,530 versus $1,643,452 for the nine month period ended September 30, 2019, an increase of approximately 25%. The increase in net losses in 2020 was primarily due to increases in vessel maintenance expense, consulting and contractor expenses, research and development expenses, general and administrative expenses and professional fees.

During the nine month period ended September 30, 2020, consulting and contractor fees were $941,048 compared to $852,342 during the nine month period ended September 30, 2019, an increase of approximately 10%. Vessel maintenance expenses were $163,369 during the nine month period in 2020 versus $71,176 during the same period in 2019, an increase of approximately 130%. The increase in vessel maintenance expenses in 2020 was primarily due to the Company extensively utilizing multiple vessels during its exploration activities, including the Discovery which was purchased in late 2019. These vessels require ongoing maintenance and repairs that have increased due to heavy use. Research and development was $373,769 in 2020 versus research and development expenses of $327,935 in 2019, an increase of approximately 14%. The increase in research and development expenses is attributable to further development of the Company’s SeaSearcher autonomous underwater device. During the nine month period ended September 30, 2020, the Company incurred professional fees related expenses of $117,611 versus $78,575 during nine month period ended September 30, 2019, an increase of approximately 50%. Professional fees increased primarily due to an increase in legal fees. General and administrative expenses for the nine month period ended September 30, 2020 were $140,642 compared to $107,062 for the nine month period ended September 30, 2019, an increase of approximately 31%. Depreciation expense was $15,045 for the nine month period ended September 30, 2020 and $0 in 2019. The Company purchased a vessel in late 2019 and began recording depreciation in 2020, there was no depreciation expense in 2019. Rent expense was $32,196 in 2020 versus $28,596 in 2019, a 13% year-over-year increase. Travel and entertainment expenses for the nine month period ended September 30, 2020 were $52,056 versus $43,405 for the nine month period ended September 30, 2019, an increase of approximately 20%. Interest expense for the nine month period ended September 30, 2020 was $195,071 versus $146,187 for the same period in 2019, an increase of approximately 33%. The increase in interest expense was due to an increase in amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $34,375 during the nine month period ended September 30, 2020 versus $5,274 during the same period in 2019. Gain on settlement of accounts payable was $1,252 during the nine month period ended September 30, 2020 versus $0 in the same period in 2019. Gain on disposal of asset was $5,500 during the nine month period ended September 30, 2020 versus $0 in the same period in 2019. The Company had dividend income of $4,500 during the nine month periods ended September 30, 2020 and 2019.

Summary of Three Months Ended September 30, 2020 and 2019 Results of Operations

The Company’s net loss for the three month period ended September 30, 2020 was $689,636 as compared to a net loss of $701,815 during the three month period ended September 30, 2019, a decrease of approximately 2%.

During the three month period ended September 30, 2020 consulting and contractor fees were $388,779 as compared to $361,080 for the three month period ended September 30, 2019, an increase of approximately 8%. Vessel maintenance and dockage was $48,042 during the three month period ended September 30, 2020 versus $29,189 during the same period in 2019, an increase of 65% in 2019. Research and development expenses were $95,460 during the three month period ended September 30, 2020 versus $210,134 during the same period in 2019. During the three month period ended September 30, 2020, professional fees were $26,293 as compared to $26,000 during the three month period ended September 30, 2019, an increase of approximately 1%. The general and administrative expenses for the three month period ended September 30, 2020 were $54,837 as compared to $0 during the three month period ended September 30, 2019. Depreciation expense was $5,015 for the three month period ended September 30, 2020 and $0 in 2019. Depreciation expense increased due to the Company purchasing a new vessel to be used in its operations at the end of 2019. Rent expense was $10,898 during the three month period ended September 30, 2020 versus $9,100 for the same period in 2019, an increase of approximately 20%. The Company incurred travel and entertainment expenses of $19,435 during three month period ended September 30, 2020 as compared to $15,730 during three month period ended September 30, 2019, an approximate 24% increase on a quarter-over-quarter basis. Interest expense was $51,311 during the three month period ended September 30, 2020 versus $55,908 during the three month period ended September 30, 2019, an decrease of approximately 8%. Loss on extinguishment of debt was $0 during the three month period ended September 30, 2020 versus $5,274 during the same period in 2019. Gain on settlement of accounts payable was $1,252 during the three month period ended September 30, 2020 versus $0 in the same period in 2019. Gain on disposal of asset was $5,500 during the three month period ended September 30, 2020 versus $0 in the same period in 2019. The Company had dividend income of $1,500 during the three month periods ended September 30, 2020 and 2019.

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the nine month periods ended September 30, 2020 and 2019, the Company generated $6,382 and $12,600 in revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations. During the three month periods ended September 30, 2020 and 2019, the Company generated $2,182 and $9,100 in revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

At September 30, 2020, we had cash in the bank of $51,072. During the nine month period ended September 30, 2020 we incurred a net loss of $2,047,530. At September 30, 2020, we had $94,028 in current assets and $1,368,229 in current liabilities, leaving us a working capital deficit of $1,274,201.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit, $1,274,201, during the nine month period ended September 30, 2020. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any revenues and does not expect to generate any revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly as the Company utilizes multiple vessels in its exploration operations, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

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

Due to the fact that the Company does not generate any revenues and does not expect to generate revenues for the foreseeable future the Company must rely on outside equity and debt funding. The combination of both the ongoing operational and corporate expenses, even during times when there is little or no exploration or salvage activities taking place as well as the need for outside financing, creates a very risky situation for the Company and its shareholders. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

If the Company is unable to secure additional financing, our business may fail and our stock price will likely be materially adversely affected.

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

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,829,336 for the nine month period ended September 30, 2020 and $1,496,491 for the nine month period ended September 30, 2019. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Based on these financial results, the Company may not be able to continue as a going concern. The reports of our independent auditors for the years ended December 31, 2019 and 2018 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the nine month period ended September 30, 2020, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the nine month periods ended September 30, 2020 and 2019 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2020. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2020 we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended September 30, 2020.

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

On April 17, 2020, the Company filed a lawsuit in the Circuit Court in and for Hillsborough County, Florida against Michael Torres (“Torres”), regarding fraud, fraud in the inducement, breach of contract and civil theft under Florida law, as well as for injunctive relief to cancel shares issued. Such shares are currently locked up with the transfer agent pending ruling of the Court. The civil theft claim seeks triple the damages for monies paid to Torres, plus attorney’s fees and costs. Torres filed a motion to dismiss which was denied by the Circuit Court on July 28, 2020. Torres filed a general denial in an answer. Seafarer is in the discovery phase of the case. Mediation of the case has been requested by Torres, mediation is being set at this point in time.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the nine month period ended September 30, 2020, the Company issued 26,611,878 fully vested and non-forfeitable common stock shares for services provided by consultants, contractors, advisory members, board members, and other service providers. We determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the nine month period ended September 30, 2020, the Company entered into subscription agreements to sell 192,700,001 shares of its restricted common stock in exchange for proceeds of $718,799. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

The Company issued 1,000,000 shares of restricted common stock as a charitable contribution to a charity.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the nine month period ended September 30, 2020, the Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on various convertible notes payable and one note payable. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the nine month period ended September 30, 2020, the Company did not purchase any shares of its common stock. In August of 2020 the Company entered into a share exchange agreement to exchange 10,000 shares of stock in P&S for 60,000,0000 shares of the Company’s stock. At September 30, 2020 the shares had not been exchanged.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the nine month period ended September 30, 2020. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at September 30, 2020.

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

SEAFARER EXPLORATION CORP.

Date: November 16, 2020	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 16, 2020	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 16, 2020	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 16, 2020	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 16, 2020	By:	/s/ Bradford Clark
Bradford Clark, Director