Form 10-K
period 2020-12-31
SEAFARER EXPLORATION CORP
filed 2021-04-12
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $34,870,590 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 6, 2021 the Registrant had 5,380,268,545 outstanding shares of its common stock, $0.0001 par value.

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

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future wreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed with the exception of the Company’s proprietary SeaSearcher device which is still in development. Additional scientists have been hired as consultants to assist in these endeavors. The ongoing cost of SeaSearcher development is substantial and is an additional financial hurdle for the Company to bear.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however, the Company does have specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites for possible exploration and recovery. Should the Company decide that it will pursue exploration and recovery activities at other potential shipwreck sites it may be necessary to obtain permits as well as environmental permits.

Additionally, the Company is reviewing a few business opportunities that may allow it to eventually generate revenue streams to support the operational expenses of Seafarer. Seafarer has reversed the transaction with Probability and Statistics and recognized a $354,000 gain. The Company’s wholly owned subsidiary, Blockchain LogisTech, LLC (‘Blockchain”) has generated an insignificant amount of revenues as of the date of this report.

Limited Revenue and Significant Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the necessary infrastructure and technology for the investigation of historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. Based on our historical rate of expenditures, the Company expects to expend its available cash in three months or less from April 12, 2021. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations. If the Company is not able to continue to raise capital, then it will be forced to cease its operations, which would likely result in both the complete loss of all capital invested in and loans provided to the Company.

The Company’s Auditor has Substantial Doubts as to the Company’s Ability to Continue as a Going Concern.

Our auditors’ reports on our 2020 and 2019 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. The lack of significant revenues from operations to date raises substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Due to the fact that the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it is more difficult for the Company to attract investors. The Company has not generated any meaningful revenue since inception. Our future is dependent upon our ability to obtain financing to continue our exploration activities. We may seek additional funds through private placements of our common stock. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company’s business plan and expenditures. During the years ended December 31, 2020 and 2019, we did not generate any significant revenues from continuing operations. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of your investment.

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

The Company believes it may eventually be conducting archaeological research around the world and potentially supporting governmental or quasi-governmental organizations, universities and affiliated research groups and private research entities in the documentation and survey of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to the country of origin, the State of Florida, university researchers, and other responsible academic parties upon reasonable request. In addition to the research, there is periodic ongoing education of personnel involved in the Company’s operations. The Company works with archaeologists to attempt to further ensure all sensitive archaeological guidelines are met or exceeded.

The Company has investigated various technologies and non-scientific equipment to help better explore or document historic shipwreck sites. To the present date, none of these technologies have been proven to have any efficacy with the exception of the SeaSearcher. The SeaSearcher has however experienced technical issues during the development phase that are expensive both in terms of repairs and down time. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which will result in extra expenses to the Company. These development expenses will continue indefinitely.

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult, expensive, and rare which is why the Company is developing the SeaSearcher at significant expense. If the Company is not able to locate artifacts or treasure with significant value, then there is a high probability that the Company will face adverse consequences which would likely result in the loss of both all capital invested in or loaned to the Company.

There are a number of significant issues and challenges including, but not limited to, government regulation and/or the Company’s inability to secure permits and contracts, lack of financing, lack of revenue and cash flow and continued losses from operations that make the exploration and recovery of historic shipwrecks a speculative business venture. There is also significant expense involved in research and ongoing educational programs. Research expenses may involve paying scientists for translations, and research dues and fees for various historical entities such as archives, travel and accommodations, and research materials, as well as developmental expenses for the SeaSearcher and the continued expense of teaching our divers archaeology.

Furthermore, underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur, and already have occurred, that adversely affect the Company’s operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

In addition to natural hazards there may be constant repair and maintenance issues with historic shipwreck exploration and recovery vessels. The Company’s primary exploration vessel is an older vessel that was originally used in other capacities and has been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of vessels, is time consuming and can be very expensive and there may be significant periods of vessel down time that results from needed repairs being made or a lack of current financing to make repairs to the vessel. With the recent addition of two boats to the Company’s fleet, the maintenance and repair costs have increased significantly.

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

Moreover, there is the possibility that should the Company be successful in locating and recovering artifacts that have significant archeological and/or monetary value, that a country whose ship was salvaged may attempt to claim ownership of the artifacts by pursuing litigation. In the event that the Company is able to make a valid claim to artifacts or other items at a shipwreck site, there is a risk of theft of such items at sea, both before or after the recovery or while the artifacts are in transit to a safe destination, as well as when stored in a secured location. Such thefts may not be adequately covered by insurance. Based on a number of these and other potential issues the Company could spend a great deal of time and invest a large sum in a specific shipwreck project and receive very little or no salvage claim or revenue for its work. The Company does have plans for security at sea, however it may never implement such plans if it is not feasibly possible.

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The ability to deposit restricted shares has also become increasingly more difficult during the year ended December 31, 2020. Some clearing firms who used to clear low priced securities for multiple brokerage firms have closed or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it will be very difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities. Furthermore, the sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market prices of the Company’s securities. Also, because the Company primarily finances the operations with the sale of securities, an increase to the authorized shares may need to be done from time to time.

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

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi-stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. Without significant revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing, then it would more than likely be forced to cease operations and all capital invested in the Company or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. As discussed in Note 2 – Going Concern to our consolidated financial statements for the years ended December 31, 2020 and 2019, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Based on our financial results as of December 31, 2020, there are substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s net losses were $2,660,813 for the year ended December 31, 2020 and $2,309,165 for the year ended December 31, 2019. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

The laws and regulations regarding the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida are complex. A large amount of time and expense is required to comply with the existing laws and regulations. For example, the State of Florida has, in the past, proposed new rules and regulations regarding the exploration and recovery of shipwrecks in Florida waters. The Company believes any new rules and regulations that are implemented into law would likely increase the cost of compliance and potentially force the Company to cease its operations. It is possible that the State of Florida may enact additional laws that ultimately make it impossible to conduct business as a commercial shipwreck exploration and recovery firm. It may also be possible that the State of Florida attempts to enact legislation which altogether bans the commercial exploration and recovery of historic shipwrecks in State controlled waters.

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

Furthermore, governmental agencies may require various types of permits to explore shipwreck sites, and the permitting process is often lengthy and complex. Obtaining permits and entering into agreements with governmental and quasi-governmental agencies to conduct historic shipwreck exploration and recovery operations is generally a very complex, time consuming, and expensive process. Moreover, the process of entering into agreements and/or obtaining permits may be subject to lengthy delays, possibly in excess of a year. Some governmental agencies may refuse to issue permits to the Company for recovery of artifacts or intentionally delay the permitting process utilizing administrative requirements as a tactic to hamper and delay the process.

The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, overly aggressive interpretation of statutes by permitting authorities to attempt to hamper private entities engaged in the exploration and recovery of historic shipwrecks and related archaeological materials, etc.. The length of time it takes to obtain permits or enter into agreements, and the administrative time lag by permitting agencies with regards to permitting issues may result in the Company having to expend significant resources while waiting to perform exploration and recovery work with little or no visibility as to the timing of resolving such permitting issues.

There are also strict environmental regulations associated with the exploration and recovery of historical shipwrecks. In order to explore and recover shipwreck materials that are located in state controlled waters, the Company must obtain permission from both federal and state environmental agencies in order to conduct operations. There is always the possibility that the Company could be denied access to a historic shipwreck site based on federal or state environmental concerns.

Business Continuity Plan

Due to current events involving the global COVID-19 pandemic, Seafarer Exploration Corp. established a Business Continuity Group (“BCG”) consisting of members of our Board of Directors, our CEO, and key advisors to monitor current events as they relate to our business and to be prepared to respond to any potential threats or issues in order to protect the Company. Seafarer’s BCG periodically reviews developments concerning how the Company would respond to events that significantly disrupt the economy and its business.

As a part of its business continuity plan, Seafarer maintains a back office for some of its corporate records and information at the residence of our CEO. Our CEO has agreed to allow his residence to be used as temporary office space, if the need arises, at no charge to the Company.

Litigation

The Company has been engaged in various litigations (please see Item 3. Legal Proceedings below). In the future the Company could be subject to litigations, although none are known or expected at this time. Potential future litigations could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition.

Historic Shipwreck Exploration and Recovery in Florida

The Company operates year-round, however the best diving for historic shipwreck exploration and recovery is generally considered to be the summer months, from approximately the middle of April through October. Good weather conditions may allow operations to extend into the fall and winter months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions may hamper year round historical shipwreck exploration and recovery efforts when the Company is operating in waters off of the coast of Florida and significantly limit the amount of days that the Company is able to conduct operations.

Other factors that may hinder the Company’s ability to conduct year round operations include a lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi-governmental agencies, and the inability to locate and retain skilled, competent and experienced personnel. Permits were renewed in 2019 for Area 1 and Area 2 off of Melbourne Beach for a period of three years. During down times, the Company’s operations personnel may, among other duties, spend time researching sites, reviewing site plans, maps, charts, and other related information and performing maintenance, overhaul, cleaning, etc.

Juno Beach

The Company has previously performed some exploration and recovery operations at what it believes to be a shipwreck site located off of the coast of Florida in northern Palm Beach County, more specifically in an area known as “Juno Beach” (the “Juno Beach Shipwreck”). The Company had previously obtained a recovery permit from the State of Florida for the Juno Beach site. The recovery permit expired in April of 2014. In March of 2015, Seafarer was awarded full rights to the Juno site pursuant to a court order, erasing all rights of the Company’s previous partner with regards to the site. The Juno site was arrested permanently to Seafarer by the U.S. Marshal’s offices in July of 2017 and in November 2017 the Company was granted final judgment on its federal admiralty claim for the Juno Beach shipwreck site (See Item 3 below). The Company does not currently have a permit from the State of Florida for the Juno Beach Shipwreck site. The state of Florida has requested that the Company submit a new exploration permit application for the site because of the significant amount of time that has elapsed since the expiration of the previous recovery permit. The application has been delayed due to multiple denials from the FBAR.

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

Melbourne Beach

There is a purported historic shipwreck site located in the waters off of Melbourne Beach, Florida that the Company has been investigating. In February 2013, the Company signed an agreement with a third party who previously explored this site for the right to investigate the site. In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC (“SQ). SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has 50% ownership and is the designated management of SQ. In November of 2019, the Company and MAP agreed to modify the partnership agreement so that the Company receives 80% and MAP receives 20% of any artifacts that are recovered after the state of Florida receives its anticipated 20% under any potential future recovery permits, which none such recovery permits have been applied for or issued as of the date of this filing.

In July of 2014, SQ received a 1A-31 Exploration Permit with a Dig and Identify modification (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Melbourne Beach, Florida. The Permit was active for three years from the date of issuance. Seafarer on behalf of SQ, has been primarily focusing its operations on this site when the weather permits. In addition to the Company’s main salvage vessel, the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help ensure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of MAP. The Permit for one of the additional areas was given to the Company on July 6, 2016 and identified as Area 1. The permits for Areas 1 and 2 were renewed in 2019 for an additional three years. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that are located on the site. On October 7, 2020, the Company received a new permit from the Florida Department of Environmental Protection (the “FDEP”) for Areas 1 and 2 at the behest of the FBAR. The FDEP permit is valid for 5 years. A permit transfer was completed, transferring a U.S. Army Corps of Engineers permit for Areas 1 and 2 from MAP to SQ. This transfer was done at the behest of the FBAR and the permit is valid until 2025.

Certain Agreements

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of December 31, 2020, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

Florida Division of Historical Resources Agreements/Permits

The Company currently has two separately permitted Melbourne Beach area sites, called Area 1 and Area 2, that it is exploring. The Area 1 permit was renewed on March 1, 2019 for a period of three years. The Area 2 permit was renewed on January 14, 2019 for a period of three years.

Agreement with Probability and Statistics, Inc.

In 2018 Seafarer acquired a 1% ownership position in Probability and Statistics, Inc. (“P&S) for an exchange of shares of Seafarer’s restricted common stock. During the year ended December 31, 2020, Seafarer and P&S agreed to essentially unwind the previous share exchange agreement by entering into a new share exchange agreement where Seafarer and P&S effectively reversed the transaction from 2018, see Note 5 – Investment in Probability and Statistics, Inc.

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

Operations/Dive House

The Company also has an operating lease for a house located in Palm Bay, Florida that it leases on a month-to-month basis for $1,300 per month. The Company uses the house to store equipment and gear and to provide work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company also pays a rental fee for a space in a park on an as needed basis.

Item 3. Legal Proceedings.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has filed a motion for punitive damages in March 2021 to be added to the cause of action and to be heard by the Court. The counsel for Volentine filed a motion to withdraw which was granted on March 7, 2021, and Volentine was given 60 days to obtain new counsel or proceed without such. The Company is seeking to get such matter to trial as soon as possible.

On April 17, 2020, the Company filed a lawsuit in the Circuit Court in and for Hillsborough County, Florida against Michael Torres (“Torres”), regarding fraud, fraud in the inducement, breach of contract and civil theft under Florida law, as well as for injunctive relief to cancel shares issued. Such shares are currently locked up with the transfer agent pending ruling of the Court. The civil theft claim seeks triple the damages for monies paid to Torres, plus attorney’s fees and costs. Torres filed a motion to dismiss which was denied by the Circuit Court on July 28, 2020. Torres filed a general denial in an answer. Seafarer was in the discovery phase of the case when both sides agreed to a mediation of the matter. Mediation of the case occurred in January 2021, and the parties reached a confidential settlement agreement which is formally being entered, which includes cancellation of all shares issued to Torres. The case will officially be closed with entry of the final judgment accepting the settlement.

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

We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of restricted securities that have had the restrictive legend removed by current shareholders may be highly dilutive and could potentially have a substantial negative impact on any such market.

The Company’s share price is quoted on the Pink Sheets. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a complete loss of their investment. An investor should strongly consider consulting with professional advisers before making such an investment.

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0031 and $0.0179 for the year ended December 31, 2020, and $0.0013 and $0.0194 for the year ended December 31, 2019. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low intraday prices for our common stock during each quarter for 2020 and 2019 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2019	0.0068	0.0013
June 30, 2019	0.0194	0.0056
September 30, 2019	0.0100	0.0050
December 31, 2019	0.0090	0.0040
March 31, 2020	0.0179	0.0072
June 30, 2020	0.0120	0.0055
September 30, 2020	0.0089	0.0031
December 31, 2020	0.0080	0.0042

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

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares. In recent years the ability to deposit restricted shares at broker-dealers has become increasingly difficult with burdensome administrative requirements.

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

As of April 6, 2021, there were approximately 2,026 shareholders of record of our common stock.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 205, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2020 and 2019. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company’s future earnings, if any, the Company’s financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales and Other Issuances of Unregistered Securities

During the year ended December 31, 2020, the Company issued 136,842,821 shares for various consulting services for board of directors’ fees, legal, financial consulting and accounting, operations, strategic business consulting, technology consulting and research, advisory council fees, administrative and business advisory fees, etc. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the year ended December 31, 2020, the Company entered into subscription agreements to sell 425,777,619 shares of its restricted common stock in exchange for proceeds of $1,299,024. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

The Company issued 1,000,000 shares of restricted common stock as charitable contributions to a charity.

The Company issued 1,000,000 shares of restricted common stock for the purchase of a vehicle.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2020, the Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on three convertible notes payable. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2020 and 2019, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Warrants

The Company did not issue any warrants during the years ended December 31, 2020 and 2019. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at December 31, 2020 and 2019.

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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of our management, as well as on assumptions made by and information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties, which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to successfully locate cargo and artifacts from the Juno Beach shipwreck site and a number of other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report or due to certain economic and business factors, some of which may be beyond our control.

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

The Company has investigated various technologies and non-scientific equipment to help better explore or document our shipwreck sites. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses.

The Company continues to review revenue producing opportunities including joint ventures and partnerships with other companies and potentially governmental agencies. Blockchain , has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. COVID-19, pricing issues, long sales cycles, and various other reasons have considerably slowed Blockchain’s progress.

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating and recovering valuable artifacts and treasure or can’t build a revenue stream in to offset its expenses. If the Company were to cease its operations, and not find or engage another business entity, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is highly speculative and very risky.

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

The sale of restricted securities by current shareholders, including shares issued to consultants, independent contractors, Board of Directors members and shares issued to settle convertible promissory notes or to settle other loans and debt, are highly dilutive and may cause a significant decline in the market price of the Company’s securities. Furthermore, in recent years regulatory agencies have made it very difficult for broker dealers to accept stock certificates from issuers of low priced stocks and the Company believes that it may become even more challenging to deposit stock certificates and this trend may continue for the foreseeable future.

Moreover, in the past few years several major brokerage firms have indicated that they will not allow their clients to deposit stock certificates of low priced stocks. Some securities clearing firms who used to clear low priced securities for multiple brokerage firms have shut down or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it may be extremely difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities.

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has generated limited revenues to date, including some nominal revenue from dividends and other business.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. The Company is actively looking to work with revenue producing companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive.

●	The Company has investigated media opportunities do develop content centered on its specific historic shipwreck exploration and recovery activities as well as the historic shipwreck and related historical period genre in general and will continue to evaluate various media strategies.

Other Information

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. There is a risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive to obtain and maintain, in terms of both direct costs and ongoing compliance costs. It is also entirely possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks.

It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them. Governmental agencies may require various types of permits to explore shipwreck sites, and the permitting process is often lengthy and complex. Obtaining permits and entering into agreements with governmental and quasi-governmental agencies to conduct historic shipwreck exploration and recovery operations is generally a very complex, time consuming, and expensive process. Furthermore, the process of entering into agreements and/or obtaining permits may be subject to lengthy delays, possibly in excess of a year. Some governmental agencies may refuse to issue permits to the Company for recovery of artifacts or intentionally delay the permitting process, or go beyond their authority and request halting of ground disturbance.

The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, work halts based on biased predispositions with no authority given by rule 1A-31, etc. Existing permits and agreements may be put on hold or suspended without notice for lengthy periods of time due to administrative issues and disagreements over the terms and conditions. The length of time it takes to obtain permits, enter into agreements, or rectify any conditions that are causing a permit to be suspended or on hold may cause the Company to expend significant resources while gearing up to do work with little or no visibility as to timing.

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

The Company continually monitors media rights for potential revenue opportunities. The Company has had discussions with media entities to further understand the potential advantages offered. Management believes various forms of media can represent a potential future revenue opportunity for the Company, if the right circumstances arise.

This type of business venture is extremely speculative in nature and carries a tremendous amount of risk. An investment in the Company’s securities is highly speculative and very risky and should only be considered by those investors or lenders who do not require near-term liquidity and who can afford to suffer a complete and total loss of their investment.

Results of Operations

We have generated only minimal revenue from operations and do not expect to report any significant revenue from operations for the foreseeable future. We have incurred recurring losses to date. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 12, 2021.

At December 31, 2020 and 2019, the Company had working capital deficits of $1,158,747 and $492,223 respectively. The working capital deficit increased 135% from 2019 to 2020. The year-over-year increase in the Company’s working capital deficit may indicate that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent due to this significant working capital deficit and the lack of meaningful cash flow from its operations. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Year Ended December 31, 2020 Results of Operations Compared to Year Ended December 31, 2019

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the years ended December 31, 2020 and 2019, the Company generated $10,622 and $14,000 in revenue respectively, which is shown as service income on the accompanying consolidated statements of operations.

Net Losses

The Company’s net loss for the years ended December 31, 2020 and 2019 was $2,660,813, and $2,309,165, respectfully, a year-over-year increase of approximately 15%.

Operating Expenses

During the year ended December 31, 2020, consulting and contractor expenses were $1,542,145 compared to $1,095,266 during the year ended December 31, 2019, an increase of approximately 41%. Consulting and contractor expenses increased due to the Company hiring additional dive operations personnel in anticipation of increased exploration and recovery activities. Vessel maintenance expenses were $193,844 during 2020 versus $154,741 during the same period in 2019, an increase of approximately 25%. The increase in vessel maintenance expenses in 2020 was primarily due to the Company extensively utilizing multiple vessels during its exploration activities. Maintenance and repairs have increased for the Company’s vessels due to heavy use in the Company’s exploration activities. Research and development expenses were $463,468 in 2020 versus research and development expenses of $444,002 in 2019, an increase of approximately 4.4%. The increase in research and development expenses is attributable to further development of the Company’s SeaSearcher autonomous underwater device. During the year ended December 31, 2020, the Company incurred professional fee related expenses of $136,786 versus $108,055 during the year ended December 31, 2019, an increase of approximately 26.6%. Professional fees increased primarily due to an increase in legal fees related to assistance with permitting. General and administrative expenses for the year ended December 31, 2020 were $244,328 compared to $154,985 for the year ended December 31, 2019, an increase of approximately 57.7%. Depreciation expense was $20,379 for the year ended December 31, 2020 and $1,003 in 2019. 2020 was the first full year of depreciation expense for the Company’s vessel, the Discovery, that the Company purchased in late 2019. Rent expense was $41,986 in 2020 versus $40,929 in 2019, a 2.6% year-over-year increase. Travel and entertainment expenses for the year ended December 31, 2020 were $66,892 versus $65,890 for the year ended December 31, 2019, an increase of approximately 1.5%.

Other Income (Expenses)

Interest expense for the year ended December 31, 2020 was $286,720 versus $214,612 for the same period in 2019, an increase of approximately 33.6%. The increase in interest expense was due to an increase in amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $34,375 during the year ended December 31, 2020 versus $49,682 during the same period in 2019. Net loss on settlement of accounts payable was $4,512 during the year ended December 31, 2020 versus $0 for the same period in 2019. Gain on sale of asset was $5,500 during the year ended December 31, 2020 versus $0 in the same period in 2019. Gain on disposal of investment was $354,000 during the year ended December 31, 2020 versus $0 in the same period in 2019, see Note 5 – Investment in Probability and Statistics, Inc. The Company received dividend income of $4,500 and $6,000 during the years ended December 31, 2020 and 2019, respectively.

Cash Flows from Operating Activities

For the year ended December 31, 2020 net cash flows used in operating activities was $1,885,788. The increase in net cash flow used in operating activities is primarily attributable to the increased net loss due to operations of the Company’s shipwreck exploration and recovery business.

For the year ended December 31, 2019 net cash flows used in operating activities was $1,654,988.

Cash Flows from Investing Activities

For the year ended December 31, 2020 net cash flows used in investing activities was $6,500. The increase in net cash flow used in investing activities is attributable to the purchase of a vehicle for the Company’s operations.

For the year ended December 31, 2019 net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the year ended December 31, 2020 net cash provided by financing activities was $1,460,624.

For the year ended December 31, 2019 net cash provided by financing activities was $2,273,525.

Liquidity and Capital Resources

At December 31, 2020, the Company had $186,873 cash in the bank. During the year ended December 31, 2020 and 2019 the Company incurred net losses of $2,660,813 and $2,309,165, respectively. At December 31, 2020, the Company had $310,662 in current assets and $1,469,409 in current liabilities, leaving the Company a working capital deficit of $1,158,747.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2020. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any significant revenues and does not expect to generate any significant revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, particularly for an older vessel such as the Company’s main salvage vessel, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates the Company may need to put the vessel in dry dock in order for additional repairs to be made. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

In addition to the operation expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, corporate communications, rent, telephones, etc. The recurring expenses associated with being a publicly traded company are very burdensome for smaller public companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating, which in turn makes owning shares of the Company’s common stock extremely risky and highly speculative. The Company’s lack of liquidity may cause the Company to be forced to cease operations at any time which would likely result in a complete loss of all capital invested in or borrowed by the Company to date.

Due to the fact that the Company does not generate any revenues and does not expect to generate revenues for the foreseeable future it must rely on outside equity and debt funding. The combination of the ongoing operating expenses that must be met even during times when there is little or no exploration or recovery activities taking place, and corporate expenses, creates a very risky situation for the Company and its shareholders in terms of the need to access external financing to fund operations. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2020 and 2019 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2020 and 2019, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2020, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $2,699,206 for the year ended December 31, 2020 and $2,050,871 for the year ended December 31, 2019. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Seafarer Exploration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Seafarer Exploration Corp. (the Company) as of December 31, 2020, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes Payable

As described in Note 3 to the Company’s consolidated financial statements, the Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

3001 N. Rocky Point Dr. East Suite 200 ● Tampa, Florida 33607 ● 813.440.3527

We identified the Company’s application of the accounting for convertible notes as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the significant number of transactions which could potentially require a high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained debt related agreements and performed the following procedures:
-	Reviewed agreements for all relevant terms.
-	Tested management’s identification and treatment of agreement terms.
-	Recalculated the fair value of each conversion feature based on the terms in the agreements.
-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

Stock Based Compensation

As described in Note 3 to the Company’s consolidated financial statements, the Company accounts for stock based compensation by applying the fair value method of ASC 718, which states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the company’s common stock and other pertinent factors at the grant date. Fully vested and non-forfeitable shares issued prior to the services being performed are classified as prepaid expenses.

We identified the Company’s application of the accounting for stock based compensation as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the significant number of transactions which could potentially require a high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included the following:

•	We obtained equity related agreements and performed the following procedures:
-	Reviewed agreements for all relevant terms.
-	Tested management’s identification and treatment of agreement terms.
-	Recalculated the fair value of each award based on the market price determined based on the terms in the agreements.
-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of any portion that should be classified as a prepaid expense.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

We have served as the Company’s auditor since 2020.

Tampa, Florida

April 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Seafarer Exploration Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (the “Company”) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019 and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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
Palm Beach Gardens, Florida
April 3, 2020

4440 PGA Blvd, Suite 104  ■ Palm Beach Gardens, Florida 33410 ■ Main Office: 561.429.6225 ■ Fax: 561.282.3444

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash	$186,873	$618,537
Prepaid expenses	123,039	159,510
Deposits	750	750
Total current assets	310,662	778,797

Property, plant and equipment, net	197,336	199,695
Right to use asset	41,991	8,001
Investment in P & S, Inc.	-	78,000
Total Assets	$549,989	$1,064,493

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$350,785	$287,089
Convertible notes payable, net of discounts of $13,425 and $17,935, respectively	31,575	33,065
Convertible notes payable, related parties, net of discounts of $24,431 and $57,413, respectively	86,169	19,787
Convertible notes payable, in default	308,300	328,300
Convertible notes payable, in default - related parties	527,900	399,700
Notes payable, in default	130,000	175,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	1,500	1,500
Lease liability, current	14,680	8,079
Total current liabilities	1,469,409	1,271,020

Lease liability, long-term	27,594	-
Total Liabilities	1,497,003	1,271,020

Commitments and contingencies (Note 9)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2020 and 2019	-	-
Series B - 60 shares issued and outstanding at December 31, 2020 and 2019	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 5,315,683,905 and 4,761,162,383 shares issued and outstanding at December 31, 2020 and 2019 , respectively	530,315	474,863
Common stock to be issued, $0.0001 par value, 1,500,000 and 11,620,000 shares outstanding at December 31, 2020 and 2019, respectively	150	1,162
Unearned compensation	(67,058)	-
Additional paid in capital	18,514,376	16,581,432
Accumulated deficit	(19,924,797)	(17,263,984)
Total Stockholders’ Deficit	(947,014)	(206,527)
Total Liabilities and Stockholders’ Deficit	$549,989	$1,064,493

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31
	2020	2019
Revenue:
Service income	$10,622	$14,000

Operating Expenses
Consulting and contractor expenses	1,542,145	1,095,266
Vessel maintenance and dockage	193,844	154,741
Research and development	463,468	444,002
Professional fees	136,786	108,055
General and administrative expense	244,328	154,985
Depreciation expense	20,379	1,003
Rent expense	41,986	40,929
Travel and entertainment expense	66,892	65,890
Total operating expenses	2,709,828	2,064,871

Net loss from operations	(2,699,206)	(2,050,871)

Other income (expense)
Interest expense	(286,720)	(214,612)
Loss on extinguishment of debt	(34,375)	(49,682)
Net loss on settlement of accounts payable	(4,512)	-
Gain on sale of asset	5,500	-
Gain on disposal of investment	354,000	-
Dividend income	4,500	6,000
Total other income (expenses)	38,393	(258,294)

Net loss	$(2,660,813)	$(2,309,165)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	4,946,696,428	4,128,643,539

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

									Unearned	Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Compensation	Paid in Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	7	$-	60	$-	3,518,252,964	$350,573	23,192,857	$2,319	$-	$13,109,751	$(14,954,819)	$(1,492,176)

Common stock issued for cash	-	-	-	-	953,596,664	95,360	9,620,000	962	-	2,070,371	-	2,166,693

Stock issued to convert notes payable and accrued interest	-	-	-	-	62,638,873	6,263	-	-	-	303,426	-	309,689

Stock issued to convert accounts payable	-	-	-	-	7,000,000	700	-	-	-	48,300	-	49,000

Beneficial conversion feature	-	-	-	-	-	-	-	-	-	168,175	-	168,175

Stock issued for services	-	-	-	-	151,481,025	15,148	2,000,000	200	-	628,709	-	644,057

Stock issued for financing cost	-	-	-	-	5,000,000	500	-	-	-	7,000	-	7,500

Stock issued for charitable contributions	-	-	-	-	6,000,000	600	-	-	-	48,500	-	49,100

Stock issued for purchase of vessel	-	-	-	-	34,000,000	3,400	-	-	-	197,200	-	200,600

Shares reclassed from common stock to be issued	-	-	-	-	23,192,857	2,319	(23,192,857)	(2,319)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(2,309,165)	(2,309,165)

Balance December 31, 2019	7	-	60	-	4,761,162,383	474,863	11,620,000	1,162	-	16,581,432	(17,263,984)	(206,527)

Common stock issued for cash	-	-	-	-	425,777,619	42,578	-	-	-	1,256,446	-	1,299,024

Stock issued for services	-	-	-	-	136,842,821	13,684	-	-	(67,058)	804,790	-	751,416

Shares cancelled and returned to treasury in exchange for cancellation of Investment in P & S, Inc.	-	-	-	-	(60,000,000)	(6,000)	-	-	-	(426,000)	-	(432,000)

Stock issued for purchase of vehicle	-	-	-	-	1,000,000	100	-	-	-	5,900	-	6,000

Shares issued for charitable contribution	-	-	-	-	1,000,000	100	-	-	-	9,600	-	9,700

Stock issued to convert notes payable and accrued interest	-	-	-	-	39,781,082	3,978	-	-	-	80,108	-	84,086

Shares reclassed from common stock to be issued	-	-	-	-	10,120,000	1,012	(10,120,000)	(1,012)	-	-	-	-

Beneficial conversion feature	-	-	-	-	-	-	-	-	-	202,100	-	202,100

Net loss	-	-	-	-	-	-	-	-	-	-	(2,660,813)	(2,660,813)

Balance December 31, 2020	7	$-	60	$-	5,315,683,905	$530,315	1,500,000	$150	$(67,058)	$18,514,376	$(19,924,797)	$(947,014)

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,660,813)	$(2,309,165)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20,379	1,003
Amortization of right of use asset	-	14,571
Amortization of beneficial conversion feature and loan fees	239,592	117,003
Common stock issued for services	751,416	486,607
Common stock issued for a charitable contribution	9,700	49,100
Common stock issued for loan fees	-	7,500
Gain on sale of asset	(5,500)	-
Gain on sale of investment	(354,000)	-
Loss on extinguishment of debt	34,375	49,682
Net loss on settlement of accounts payable	4,512	-
Decrease (increase) in:
Prepaid expenses	36,471	-
Increase (decrease) in:
Accounts payable & accrued expenses	38,080	(56,796)
Operating lease liabilities	-	(14,493)
Net cash used by operating activities	(1,885,788)	(1,654,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,000)	-
Proceeds from sale of asset	5,500	-
Net cash used by investing activities	(6,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	-	(2,919)
Proceeds from the issuance of common stock	1,299,024	2,166,692
Proceeds from the issuance of convertible notes payable	206,600	62,000
Proceeds from the issuance of convertible notes payable, related party	-	109,300
Payments on convertible notes payable	-	(56,500)
Payments on notes payable	(45,000)	-
Payments to shareholders	-	(5,048)
Net cash provided by financing activities	1,460,624	2,273,525

NET INCREASE IN CASH	(431,664)	618,537
CASH, BEGINNING OF PERIOD	618,537	-
CASH, END OF PERIOD	$186,873	$618,537

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$84,086	$309,007
Operating lease liabilities and right of use asset	$48,957	$22,572
Beneficial conversion feature on convertible notes payable	$202,100	$168,175
Stock issued for prepaid services	$220,650	$157,450
Stock issued to purchase vessel	$-	$200,600
Stock issued to purchase vehicle	$6,000	$-

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Seafarer Exploration Corp. (“Seafarer” or the “Company”), was incorporated on May 28, 2003 in the State of Delaware.

The principal business of the Company is to engage in the archaeologically-sensitive exploration, documentation, recovery, and conservation of historic shipwrecks with the objective of exploring and discovering Colonial-era shipwrecks for future generations to be able to appreciate and understand.

In March of 2014, Seafarer entered into a partnership with Marine Archaeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC (“SQ”) for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Under the partnership with MAP, Seafarer is the designated manager of SQ.

The Company’s wholly owned subsidiary Blockchain LogisTech, LLC (“Blockchain”), was formed on April 4, 2018 and began operations in 2019. Blockchain provides customer referrals to a blockchain related software services company.

Florida Division of Historical Resources Agreements/Permits

The Company successfully renewed its permits for both Areas 1 and 2 for the Melbourne Beach site. The Area 1 permit was renewed on March 1, 2019 for a period of three years. The Area 2 permit was renewed on January 14, 2019 for a period of three years.

Federal Admiralty Judgement

As previously noted on its form 8-K filed on November 22, 2017, Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site. The Company is not currently conducting operations at the Juno Beach shipwreck site.

Blockchain Software Services Referral Agreements

Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. Blockchain also has a reseller agreement with a separate company that sells a blockchain related security product.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $19,924,797 as of December 31, 2020. During the year ended December 31, 2020, the Company used $2,660,813 in its operations and at December 31, 2020, the Company had a working capital deficit of $1,158,747. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from April 12, 2021. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Covid-19 Disclosure

The COVID-19 global pandemic may have a serious negative affect on the Company’s operations and business. It is possible that this ongoing global pandemic may cause the Company to have to significantly delay or suspend its operations, which would likely result in a material adverse impact on its business and financial positions.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Blockchain which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2020 and 2019. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2020, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $463,468 and $444,002 for the years ended December 31, 2020 and 2019, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company recognizes revenue from the referrals that Blockchain has made to providers of software services when payment for a referral is received from the provider of software services. Blockchain, at its sole discretion and with no specific sales quotas or targets, provides referrals of potential end users to the software service providers and is paid a referral fee only after the software services providers receive payment from the end user.

The Company also has a separate sales referral agreement, with no sales quotas or specific goals or targets, with a limited liability company that provides product/system engineering and development services. The Company’s performance obligation is met when the payment from the customer is received by the provider of the development services, which is at a point in time. The Company receives referral fees when payment is received from the provider of the product/system development services which is when the Company recognizes revenue under the agreement.

Earnings Per Share

The Company has adopted the FASB ASC 260-10, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the years ended December 31, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of December 31, 2020 and 2019, there were approximately 663,053,249 and 593,177,150 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020 the Company purchased a vehicle with an estimated useful life of seven years. As of December 31, 2020, these are the only capital assets owned by the Company.

Depreciation expense was $20,379 and $1,003 for the years ended December 31, 2020 and 2019, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended December 31, 2020 and 2019.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended December 31, 2020 and 2019 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the years ended December 31, 2020 and 2019 (see Note 11 – Segment Information).

Convertible Notes Payable

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. ASC 470-10 addresses classification determination for specific obligations, such as short-term obligations expected to be refinanced on a long-term basis, due-on-demand loan arrangements, callable debt, sales of future revenue, increasing rate debt, debt that includes covenants, revolving credit agreements subject to lock-box arrangements and subjective acceleration clauses. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

On January 1, 2019, the Company adopted ASU 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the consolidated statements of operations.

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

Investments

The Company follows ASC 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the FASB, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2020 and 2019, the Company recorded $10,398 and $15,780, respectively, as operating lease expense, which is included in rent expense on the consolidated statements of operations.

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. During the year ended December 31, 2019 and through June 30, 2020 the Company paid $1,252 per month to lease the office space. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. Under the terms of the lease there may be additional fees charged above the base monthly rental fee.

In adopting Topic 842, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. On January 1, 2019, upon adoption of Topic 842, the Company recorded right-of-use assets and lease liabilities of $22,575. On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at December 31, 2020 and 2019 are summarized below:

	December 31, 2020	December 31, 2019
Office lease	$48,957	$22,575
Less accumulated amortization	(6,966)	(14,574)
Right of use assets, net	$41,991	$8,001

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating lease liabilities are summarized below:

	December 31, 2020	December 31, 2019
Office lease	$42,274	$8,079
Less: current portion	(14,680)	(8,079)
Long term portion	$27,594	$-

Maturity of lease liabilities are as follows:

Year ended December 31, 2021	$18,103
Year ended December 31, 2022	18,641
Year ended December 31, 2023	11,080
Total future minimum lease payments	47,824
Less: Present value discount	(5,550)
Lease liability	$42,274

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

The investment in P&S was valued at $78,000 based on the fair value of the Company’s shares issued to P&S on the date of the share exchange agreement and is being accounted for as a cost method investment. The Company received dividends from P&S during the years ended December 31, 2020 and 2019 of $4,500 and $6,000 respectively, which have been presented as dividend income on the consolidated statements of operations.

In August of 2020, the Company and P&S entered into a new agreement to effectively unwind the previous share exchange agreement. Under the terms of the new agreement, Seafarer agreed to exchange 10,000 shares of P&S for 60,000,000 shares of its common stock. As a result of the transaction in August of 2020, the Company realized a gain on investment of $354,000.

Seafarer also has an agreement with P&S to receive referral fees. Under the terms of the agreement, P&S has agreed to pay a 7% referral fee to the Company when P&S receives cash flows from providing blockchain software services to entities that were referred by the Company. The agreement is ongoing and has no expiration date. During the years ended December 31, 2020 and 2021, P&S paid a total of $4,200 and $14,000, respectively, of referral fees to the Company. These amounts are included in service income in the consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2020 and 2019:

Issue Date	Maturity Date	December 31, 2020	December 31, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable
09/04/19	03/04/20	$-	$25,000	6.00%	0.00300
09/04/19	03/04/20	-	26,000	6.00%	0.00300
09/01/20	03/01/21	45,000	-	6.00%	0.00300
Face value		45,000	51,000

Less unamortized discounts		(13,425)	(17,935)

Balance convertible notes payable		$31,575	$33,065

Issue Date	Maturity Date	December 31, 2020	December 31, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties
09/17/19	04/17/20	$-	$12,000	6.00%	0.00300
11/12/19	05/12/20	-	25,000	6.00%	0.00250
11/26/19	05/26/20	-	25,200	6.00%	0.00300
12/03/19	06/03/20	-	15,000	6.00%	0.00300
08/06/20	02/06/21	25,200	-	6.00%	0.00350
08/06/20	02/06/21	35,000	-	6.00%	0.00350
08/14/20	02/14/21	50,400	-	6.00%	0.00350
Face value		110,600	77,200

Less unamortized discounts		(24,431)	(57,413)

Balance convertible notes payable - related parties		$86,169	$19,787

Issue Date	Maturity Date	December 31, 2020	December 31, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.01500
11/20/12	05/20/13	50,000	50,000	6.00%	0.00500
01/19/13	07/30/13	5,000	5,000	6.00%	0.00400
02/11/13	08/11/13	9,000	9,000	6.00%	0.00600
09/25/13	03/25/14	10,000	10,000	6.00%	0.01250
10/04/13	04/04/14	50,000	50,000	6.00%	0.01250
10/30/13	10/30/14	50,000	50,000	6.00%	0.01250
05/15/14	11/15/14	40,000	40,000	6.00%	0.00700
10/13/14	04/13/15	-	25,000	6.00%	0.00500
09/18/15	03/18/16	25,000	25,000	6.00%	0.00200
04/04/16	10/04/16	10,000	10,000	6.00%	0.00100
07/19/16	07/19/17	4,000	4,000	6.00%	0.00150
08/24/16	02/24/17	-	20,000	6.00%	0.00100
03/06/18	09/06/18	6,000	6,000	6.00%	0.00060
02/06/18	11/07/18	6,000	6,000	6.00%	0.00060
10/29/18	04/29/19	3,000	3,000	6.00%	0.00070
01/03/19	07/03/19	1,000	1,000	6.00%	0.00100
03/16/19	09/16/19	10,000	10,000	6.00%	0.00100
09/04/19	03/04/20	25,000	-	6.00%	0.00300
Balance convertible notes payable - in default		$308,300	$328,300

Issue Date	Maturity Date	December 31, 2020	December 31, 2019	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.01500
01/25/10	01/25/11	6,000	6,000	6.00%	0.00500
01/18/12	07/18/12	50,000	50,000	8.00%	0.00400
01/19/13	07/30/13	15,000	15,000	6.00%	0.00400
07/26/13	01/26/14	10,000	10,000	6.00%	0.01000
01/17/14	07/17/14	31,500	31,500	6.00%	0.00600
05/27/14	11/27/14	7,000	7,000	6.00%	0.00700
07/21/14	01/25/15	17,000	17,000	6.00%	0.00800
10/16/14	04/16/15	21,000	21,000	6.00%	0.00450
07/14/15	01/14/16	9,000	9,000	6.00%	0.00300
01/12/16	07/12/16	5,000	5,000	6.00%	0.00200
05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
05/10/16	11/10/16	5,000	5,000	6.00%	0.00050
05/20/16	11/20/16	5,000	5,000	6.00%	0.00050
07/12/16	01/12/17	2,400	2,400	6.00%	0.00060
01/26/17	03/12/17	5,000	5,000	6.00%	0.00050
02/14/17	08/14/17	25,000	25,000	6.00%	0.00075
08/16/17	09/16/17	3,000	3,000	6.00%	0.00080
03/14/18	05/14/18	25,000	25,000	6.00%	0.00070
04/04/18	06/04/18	3,000	3,000	6.00%	0.00070
04/11/18	06/11/18	25,000	25,000	6.00%	0.00070
05/08/18	07/08/18	25,000	25,000	6.00%	0.00070
05/30/18	08/30/18	25,000	25,000	6.00%	0.00070
06/12/18	09/12/18	3,000	3,000	6.00%	0.00070
06/20/18	09/12/18	500	500	6.00%	0.00070
01/09/18	01/09/19	12,000	12,000	6.00%	0.00060
08/27/18	02/27/19	2,000	2,000	6.00%	0.00070
10/02/18	04/02/19	1,000	1,000	6.00%	0.00080
10/23/18	04/23/19	4,200	4,200	6.00%	0.00070
11/07/18	05/07/19	2,000	2,000	6.00%	0.00080
11/14/18	05/14/19	8,000	8,000	6.00%	0.00080
01/08/19	07/08/19	7,000	7,000	6.00%	0.00080
04/25/19	12/23/19	20,000	20,000	6.00%	0.00400
06/07/19	12/07/19	5,100	5,100	6.00%	0.00300
09/17/19	04/17/20	12,000	-	6.00%	0.00300
11/12/19	05/12/20	25,000	-	6.00%	0.00250
11/26/19	05/26/20	25,200	-	6.00%	0.00300
12/03/19	06/03/20	15,000	-	6.00%	0.00300
01/07/20	06/20/20	51,000	-	6.00%	0.00300
Balance convertible notes payable - related parties, in default		$527,900	$399,700

Balance all convertible notes payable		$953,944	$780,852

Notes Payable

The following tables reflect the notes payable at December 31, 2020 and 2019:

Issue Date	Maturity Date	December 31, 2020	December 31, 2019	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	20,000	65,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable - default		$130,000	$175,000

Issue Date	Maturity Date	December 31, 2020	December 31, 2019	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$148,500	$193,500

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the years ended December 31, 2020 and 2019, the Company recognized beneficial conversion features totaling $202,100 and $168,175, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. For the years ended December 31, 2020 and 2019, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $240,000 and $101,000 which is included in interest expense on the consolidated statements of operations.

New Convertible Notes Payable Issued During the Years Ended December 31, 2020 and 2019

During the year ended December 31, 2020, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $25,200 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $35,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $50,400 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 14, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In September of 2020, the Company entered into a convertible promissory note agreement in the amount of $45,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 1, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.003 per share. This note went into default subsequent to December 31, 2020.

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

Note Conversions

During the year ended December 31, 2020:

The Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on three convertible notes payable. The remaining principal balance of all of these notes was $0 at December 31, 2020.

During the year ended December 31, 2019:

The Company issued 62,638,873 shares of common stock to settle $309,689 of principle and accrued interest owed on various convertible notes payable and one note payable.

Repayment of Promissory Note

During the year ended December 31, 2020, the Company repaid a total of $45,000 of the principal of a promissory note that was due on December 14, 2018 with an original principal balance of $75,000 and a principal balance outstanding of $65,000 at December 31, 2019. The remaining principal balance of the note at December 31 2020 was $20,000.

Shareholder Loan

At December 31, 2020 and 2019, the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

Collateralized Promissory Notes

Two convertible notes outstanding with related parties, dated January 9, 2009 and January 18, 2012 are collateralized by Company assets.

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

Series A Preferred Stock

At December 31, 2020 and 2019, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

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

Common Stock Issuances

During the years ended December 31, 2020 and 2019, the Company issued the following shares of common stock:

	2020	2019
Common stock issued for cash	425,777,619	953,596,664
Common stock issued for services	136,842,821	151,481,025
Common stock issued to convert notes payable and accrued interest	39,781,082	62,638,873
Stock issued for charitable contributions	1,000,000	6,000,000
Stock issued for purchase of vehicle	1,000,000	-
Shares cancelled and returned to treasury	(60,000,000)	-
Shares reclassed from common stock to be issued	10,120,000	-
Stock issued to convert accounts payable	-	7,000,000
Common stock issued for financing costs	-	5,000,000
Purchase of vessel	-	34,000,000
Shares reclassed from common stock to be issued	-	23,192,857
Total	554,521,522	1,242,909,419

Common Stock Issuances

During the year ended December 31, 2020, the Company issued or is to issue the following shares of restricted common stock:

-	425,777,619 shares for total proceeds of $1,299,024.

-	136,842,821 shares for services provided by consultants, contractors, advisory members, board members, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company. For the year ended December 31, 2020, the Company incurred $751,416 of compensation expense for stock issued for services and have prepaid expenses of $123,039 at December 31, 2020 for stock issued prior to services being performed. The Company recorded unearned compensation of $67,058 on its consolidated balance sheet for the year ended December 31, 2020.

-	39,781,082 shares to settle $84,086 of principle and accrued interest owed on various convertible notes payable and one note payable.

-	1,000,000 shares valued at $6,000 for the purchase of a vehicle. The Company determined the fair value of the shares issued for the purchase of the vehicle using the stock price on the date of the bill of sale.

-	1,000,000 shares valued at $9,700 issued as charitable contributions to a charity. The Company determined the fair value of the shares issued using the stock price on date of issuance.

-	60,000,000 shares were cancelled and returned to the treasure (See Note 5 – Investment in Probability and Statistics, Inc.).

-	10,120,000 restricted shares reclassed from common stock to be issued.

During the year ended December 31, 2019, the Company issued or is to issue the following shares of restricted common stock:

-	953,596,664 shares for total proceeds of $2,166,692. As of December 31, 2019, 9,620,000 shares of restricted common stock remain to be issued.

-	62,638,873 shares to settle $309,689 of principle and accrued interest owed on various convertible notes payable and one note payable

-	7,000,000 shares to settle an account payable in the amount of $7,000. This resulted in a loss on extinguishment of approximately $42,000 which is included in the loss on extinguishment of debt on the consolidated statements of operations.

-

151,481,025 shares for services provided by consultants, contractors, advisory members, board members, and other service providers. As of December 31, 2019, 2,000,000 shares of restricted common stock remain to be issued. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company. For the year ended December 31, 2019, the Company incurred $486,607 of compensation expense for stock issued for services and have prepaid expenses of $159,510 at December 31, 2019 for stock issued prior to services being performed.

-	5,000,000 shares to one of our convertible note payable lenders as a penalty for failure to repay the convertible note when due. The fair value of these shares was determined to be $7,500 based on the market price of the stock on date issued in accordance with the convertible note payable agreement which is included in interest expense on the consolidated statements of operations.

-	6,000,000 shares valued at $49,100 issued as charitable contributions to four separate charities. The Company determined the fair value of the shares issued using the stock price on date of issuance.

-	34,000,000 shares valued at $200,600 for the purchase of a vessel. The Company determined the fair value of the shares issued for the vessel using the stock price on the date of issuance.

-	23,192,857 shares to be issued.

Warrants and Options

The Company did not issue any warrants or options during the years ended December 31, 2020, and 2019.

At December 31, 2020, the Company had warrants to purchase a total of 4,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at December 31, 2020 and 2019:

	Number of	Weighted Average	Weighted Average	Average
	Warrants	Exercise Price	Remaining Life (Years)	Intrinsic Value
Outstanding, December 31, 2018	33,000,000	$0.0199	1.27	$-
Granted	-	-	-	-
Forfeited or expired	(25,000,000)	0.025	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2019	8,000,000	0.004	1.83	0.0038
Exercisable, December 31, 2019	8,000,000	0.004	1.83	0.0038
Granted	-	-	-	-
Forfeited or expired	(4,000,000)	0.003	-	0.0033
Exercised	-	-	-	-
Outstanding, December 31, 2020	4,000,000	0.005	1.92	0.0013
Exercisable, December 31, 2020	4,000,000	$0.005	1.92	$0.0013

NOTE 8 – INCOME TAXES

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

At December 31, 2020 and 2019, the Company had available Federal and state net operating loss carry forwards (“NOLs”) to reduce future taxable income. The amounts available were approximately $19,925,000 and $16,900,000, respectively, for Federal purposes. The potential tax benefit arising from the NOLs of approximately $14,600,000 from the period prior to the Act’s effective date will begin to expire in 2033. The potential tax benefit arising from the net operating loss carryforward of approximately $4,184,000 generated from the period following the Act’s effective date can be carried forward indefinitely within the annual usage limitations. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020 and 2019, the Company did not have a liability for unrecognized tax benefits.

The valuation allowance at December 31, 2020 was approximately $4,184,000. The net change in valuation allowance during the year ended December 31, 2020 was $635,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2020 and 2019, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2016 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2020	December 31, 2019
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	(23.96)%	(23.96)%
Valuation allowance	23.96%	23.96%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2020 and 2019, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $19,925,000 and $16,900,000, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2020 and 2019.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and with MAP, with the formation of Seafarer’s Quest, LLC for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Seafarer owns 50% of Seafarer’s Quest, LLC and is handling the operations on behalf of Seafarer’s Quest. To date there has been no significant financial activity in Seafarer’s Quest. Under the partnership with MAP, Seafarer is the designated manager of Seafarer’s Quest, LLC and is responsible for the costs of permitting, exploration and recovery. Seafarer is entitled to receive 80% and MAP is entitled to receive 20% of artifacts and treasure recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. The permits with the State of Florida for two areas on the site, designated as Areas 1 and 2, were renewed in 2019 for an additional 3 years. There are currently no recovery permits for the site that have been applied for or issued as of the date of this filing. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that may potentially be located on the site. The required, affiliated environmental permits from the U.S. Army Corps of Engineers (“USACE”) and Florida Department of Environmental Protection (“FLDEP’) were previously issued in the name of a partner that is no longer active. In 2020 Seafarer workedwith the various State of Florida governmental agencies involved to update and consolidate all of these environmental permits solely under the Company’s name. The State of Florida Bureau of Archeological Research (“FBAR”) had ordered the Company not to disturb the ocean’s bottom while the changes and updates to the Company’s permits were in process. Some requests of change are questionable to the Company. Since the issuance of the USACE and FLDEP environmental permits, FBAR has continued to stop or delay ground disturbance in Seafarer’s legally permitted area with ongoing questions and requests.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company has had extensive dealings with related parties including the following:

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

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $25,200 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $35,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $50,400 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 14, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In December of 2020, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the Board members via payment of 5,000,000 restricted shares of its common stock each, an aggregate total of 20,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

During the year ended December 31, 2019, the Company has had extensive dealings with related parties including the following:

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

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $4,000 per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2020 and 2019, the Company paid the related party consultant fees of $58,000 and $76,289, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2020 and 2019, the Company owed the related party limited liability company $0.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2020 and 2019 the Company paid the related party limited liability company fees of $11,295 and $17,619, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. During the years ended December 31, 2020 and 2019, the Company also paid the related party limited liability 1,000,000 and 0 shares of the Company’s restricted common stock, valued at $5,100, and $0, respectively, as a bonus. All of the fees paid to the related party limited liability company are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2020 and 2019, the Company owed the related party limited liability company $0 and $2,978, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

During the years ended December 31, 2020 and 2019, the Company paid a related party consultant cash fees of $18,750 and $4,250, respectively for marketing and administrative services rendered to the Company’s Blockchain subsidiary. Additionally, during the years ended December 31, 2020 and 2019, the Company paid the related party consultant 6,000,000 shares, valued at $30,600, and 0 shares, respectively, of the Company’s restricted common stock as further compensation to offset cash payments for extra work and as a retention bonus. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

NOTE 11 –SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals to P&S (See Note 5 - Investment in Probability and Statistics, Inc.) in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the years ended December 31, 2020 and 2019 incurred by the two separate segments below.

During the years ended December 31, 2020 and 2019, Blockchain revenues of $4,200 and $14,000, respectively, were 39.6% and 100%, respectively, of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the year ended December 31, 2020 is as follows:

	December 31, 2020	December 31, 2020	December 31, 2020
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$4,200	$6,422	$10,622

Total operating expenses	23,469	2,686,359	2,709,828

Net loss from operations	$(19,269)	$(2,679,937)	$(2,699,206)

Segment information relating to the Company’s two operating segments for the year ended December 31, 2019 is as follows:

	December 31, 2019	December 31, 2019	December 31, 2019
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$14,000	$-	$14,000

Total operating expenses	5,626	2,059,245	2,064,871

Net loss from operations	$8,374	$(2,059,245)	$(2,050,871)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020 the Company sold or issued shares of its restricted common stock as follows:

(i)	sales of 55,850,000 shares of common stock under subscription agreements for proceeds of $171,600; and

(ii)	issuance of 8,734,640 shares of common stock to settle the $20,303 of accrued interest of three convertible notes payable.

Subsequent to December 31, 2020 the following convertible notes payable went into default:

1)	A convertible note payable originally due February 6, 2021 with a face amount of $25,200;

2)	A convertible note payable originally due February 6, 2021 with a face amount of $35,000;

3)	A convertible note payable originally due February 14, 2021 with a face amount of $50,400; and

4)	A convertible note payable originally due March 1, 2021 with a face amount of $45,200.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2020. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert, is an important entity-level control over the Company’s financial statements.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of December 31, 2020, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2020.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	61	President, CEO, Chairman of the Board
Charles Branscumb	60	Director
Robert L. Kennedy	69	Director
Bradford Clark	51	Director
Thomas Soeder	74	Director

Kyle Kennedy
President, Chief Executive Officer, Chairman of the Board

In 2001, Mr. Kennedy co-founded a securities brokerage firm that offered securities sales and trading as well as investment banking services. In 2003, Mr. Kennedy was also one of the founders of a securities transfer and processing company. Prior experience includes: August 1995 to Present – President of Kennedy and Associates, Business Consultants; March 1998 to December 1998 – Vice President Corporate Finance, Palm State Equities, Inc.; January 1999 to September 1999 – Vice President Investment Banking, 1st American Investment Banking; September 1999 to May 2000 – President and CEO, Nowtrade Corp. Mr. Kennedy is a senior financial executive, CEO, and President, with over 28 years of experience in the brokerage business. He has held the following licenses: Series 3, 4, 5, 7, 52, 63, 24 and 55. He created, built and co-managed over $400 million of assets in money management, with specific focus in equity analysis. Mr. Kennedy’s public company experience includes his position as Executive Vice President and ultimately, acting President, of a public holding company with four diverse operating entities. He performed the day to day operations of the company and management. He was directly responsible for the turnaround of this complex, diverse holding company and successfully developed and implemented a creditor workout plan, negotiating with over 100 creditors, collection agencies and attorneys.

Charles Branscum
Director

Mr. Branscum has spent the majority of his professional career working for Arkansas Steel Associates, LLC (“ASA”). Mr. Branscum is currently the rolling mill foreman for ASA.

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

Code of Conduct

As the Board of Directors only has five directors, no audit or strategy committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics although the Company intends to adopt a code of ethics.

Reliance on Certain Key Individuals

The Company believes that its future success will depend on the abilities and continued service of its CEO, Kyle Kennedy, and some of its consultants and advisors. If Seafarer was not be able to retain Mr. Kennedy as the Company’s CEO, then the Board of Directors believes the Company would very likely suffer serious adverse and material consequences. Seafarer also utilizes the services of several key consultants and advisors who have been very instrumental in the growth and development of the Company, particularly in the areas of archeological research and diving operations, corporate financial consulting, strategic planning and corporate advisory services. The Company believes that it is very important to its long-term success to retain the services of these consultants and advisors.

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/20	$97,550	--	--	--	--	--	$1,551	$99,101
	12/31/19	--	--	--	--	--	--	$1,338	$1,338

(1)	Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2020 and 2019. The Company’s Board of Directors has agreed that the Company will provide a salary and other compensation to Mr. Kennedy at some future point in time. During the years ended December 31, 2020 and 2019 the Company paid $1,551 and $1,338 respectively in health and dental insurance premiums for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the East Coast of Florida and the Company’s headquarters are located on the West Coast of Florida. The Company determined that it would be less expensive for Mr. Kennedy to use his personal vehicle to travel on Company business rather than to lease a car for him. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his own vehicle. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his vehicle for Company business and reimburses him for various other Company business related expenses. The Company reimbursed or advanced to Mr. Kennedy $14,097 in 2020 and $12,043 in 2019 for travel related expenses and other Company expenses. The Company also paid $4,206 in 2020 and $3,477 in 2019 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

The Company does not have a formal compensation plan in place for its officer. The Company’s Board of Directors authorized Mr. Kennedy to receive a salary, at his discretion based on the Company’s financial position and developments with the business, in 2020 after not paying him a salary since the inception of the Company in 2007. As of the date of the filing of this report the Board of Directors in the process of negotiating a compensation plan with Mr. Kennedy in order to retain his services as the Company’s CEO.

Directors Summary Compensation Table

The following table shows the fees paid to the Company’s Board of Directors for the years ending December 31, 2020 and 2019 for their work as members of the Board of Directors:

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/2020	--	--	--	--	--	--	--	--
	12/31/2019	--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/2020	--	--	$26,000	--	--	--	--	$26,000
	12/31/2019	--	--	$64,600	--	--	--	--	$23,000

Dr. Robert Kennedy (3)	12/31/2020	--	--	$26,000	--	--	--	--	$26,000
	12/31/2019	--	--	$64,600	--	--	--	--	$64,600

Bradford Clark (4)	12/31/2020	--	--	$26,000	--	--	--	--	$26,000
	12/31/2019	--	--	$33,433	--	--	--	--	$33,433

Thomas Soeder (5)	12/31/2020	--	--	$26,000	--	--	--	--	$26,000
	12/31/2019	--	--	$33,433	--	--	--	--	$33,433

(1)	During the years ended December 31, 2020 and 2019 the Company did not pay any Director’s fees to Kyle Kennedy.

(2)	During the year ended December 31, 2020 the Company paid a fee of 5,000,000 shares of restricted common stock to Mr. Branscum, valued at $26,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2019 the Company paid a fee of 26,000,000 shares of restricted common stock to Mr. Branscum, valued at $64,600, in exchange for his participation as a member of the Board of Directors.

(3)	During the year ended December 31, 2020 the Company paid a fee of 5,000,000 shares of restricted common stock to Dr. Kennedy, valued at $26,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2019 the Company paid a fee of 23,000,000 shares of restricted common stock to Dr. Kennedy, valued at $23,000, in exchange for his participation as a member of the Board of Directors.

(4)	During the year ended December 31, 2020 the Company paid a fee of 5,000,000 shares of restricted common stock to Mr. Clark, valued at $26,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2019 the Company paid a fee of 7,666,667 shares of restricted common stock to Mr. Clark, valued at $33,433, in exchange for his participation as a member of the Board of Directors. Mr. Clark was paid fees of $24,000 and $9,500 during the years ended 2020 and 2019 respectively, for providing additional business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the table showing fees paid for being a member of the Company’s Board of Directors.

(5)	During the year ended December 31, 2020 the Company paid a fee of 5,000,000 shares of restricted common stock to Mr. Soeder, valued at $26,000, in exchange for his participation as a member of the Board of Directors. During the year ended December 31, 2019 the Company paid a fee of 7,666,667 shares of restricted common stock to Mr. Soeder, valued at $33,433, in exchange for his participation as a member of the Board of Directors. A limited liability company controlled by Mr. Soeder was paid fees of $24,000 and $20,000 during the years ended 2020 and 2019 for providing additional business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the table showing fees paid for being a member of the Company’s Board of Directors.

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

Our total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share. As of April 6, 2021, there were 5,371,931,417 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 6, 2021.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Kyle Kennedy - President, CEO and Chairman of the Board [3]	35,500,000	0.66%
Charles Branscum – Director	109,000,000	2.03%
Dr. Robert L. Kennedy – Director	144,690,267	2.69%
Bradford Clark – Director	36,443,555	0.68%
Thomas Soeder – Director	64,784,787	1.21%
All Directors and Officers as group (5 persons)	390,418,609	7.27%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.

(2)	Percentages are based on 5,371,931,417 shares of common stock issued and outstanding at March 31 2021.

(3)	For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include: 35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by Mr. Kennedy’s spouse. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2020, the Company has had extensive dealings with related parties including the following:

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

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $25,200 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $35,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 6, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In August of 2020, the Company entered into a convertible promissory note agreement in the amount of $50,400 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 14, 2021. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0035 per share. This note went into default subsequent to December 31, 2020.

In December of 2020, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate two of the Board members via payment of 5,000,000 restricted shares of its common stock each, an aggregate total of 20,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

During the year ended December 31, 2019, the Company has had extensive dealings with related parties including the following:

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

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a minimum of $4,000 per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2020 and 2019 the Company paid the related party consultant fees of $58,000 and $76,289 respectively for services rendered, these fees are recorded as an expense in consulting and contractor expenses in the accompanying statements of operations. At December 31, 2020 and 2019, the Company owed the related party limited liability company $0 and $0, respectively, which is included in accounts payable on the consolidated balance sheets.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2020 and 2019 the Company paid the related party limited liability company fees of $11,295 and $17,619 respectively for services rendered, these fees are recorded as an expense in consulting and contractor expenses in the accompanying statements of operations. During the years ended December 31, 2020 and 2019 the Company also paid the related party limited liability 1,000,000 and 0 shares of the Company’s restricted common stock, valued at $5,100, and $0, respectively, as a bonus. All of the fees paid to the related party limited liability company are recorded as an expense in consulting and contractor expenses in the accompanying statements of operations. At December 31, 2020 and 2019, the Company owed the related party limited liability company $0 and $2,978, respectively, which is included in accounts payable on the consolidated balance sheets.

During the years ended December 31, 2020 and 2019, the Company paid a related party consultant cash fees of $18,750 and $4,250, respectively for marketing and administrative services rendered to the Company’s Blockchain subsidiary. Additionally, during the years ended December 31, 2020 and 2019 the Company paid the related party consultant 6,000,000, valued at $30,600, and 0 shares, respectively of the Company’s restricted common shares as further compensation to offset cash payments for extra work and as a retention bonus. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying statements of operations

At December 31, 2020 and 2019 the following promissory notes and convertible promissory notes were outstanding to related parties:

See Note 6, convertible notes payable and notes payable - related parties and related parties in default.

Item 14. Principal Accounting Fees and Services

Changes in Registrant’s Certifying Accountant

On April 13, 2020 the Company’s Board of Directors elected to engage Accell Audit and Compliance, LLC as its independent accounting firm and to dismiss its previous independent accounting firm, D. Brooks and Associates CPAs, P.A.

Audit Related Fees

For the years ended December 31, 2020 and 2019, the Company paid $20,000 and $0 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements. For the years ended December 31, 2020 and 2019, the Company paid $12,500 and $39,000 respectively, in fees related to services rendered by our previous principal accountant for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2020 and 2019, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2020 and 2019.

PART IV

Item 15. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Share Exchange Agreement dated June 4, 2008 by and among Organetix, Inc., Seafarer Exploration, Inc. and each of the shareholders of Seafarer Exploration incorporated by reference to Form 8-K filed with the Commission on June 10, 2008.

(3)	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of Organetix, Inc. incorporated by reference to Organetix, Inc.’s Schedule 14C Definitive Information Statement filed with the Commission on May 6, 2008.

3.2	Certificate of Amendment to the Certificate of Incorporation to merge Seafarer Exploration Corp., a wholly-owned subsidiary of the Company into the Company with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Amendment, the Company’s Articles of Incorporation were amended to change its name from Organetix, Inc. to Seafarer Exploration Corp. dated July 17, 2008, incorporated by reference to Form 8-K filed with the Commission on July 24, 2008.

(10)	Material Contracts

10.1	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.2	Seafarers Quest, LLC Operating Agreement dated March 03, 2014, incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 12, 2021	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 12, 2021	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 12, 2021	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: April 12, 2021	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: April 12, 2021	By:	/s/ Bradford Clark
Bradford Clark, Director