Form 10-Q
period 2021-03-31
SEAFARER EXPLORATION CORP
filed 2021-05-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 11, 2021, there were 5,507,429,459 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2021

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$81,207	$186,873
Prepaid expenses	90,269	123,039
Deposits	750	750
Total current assets	172,226	310,662

Property, plant and equipment, net	191,871	197,336
Right to use asset	38,382	41,991
Total Assets	$402,479	$549,989

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$342,468	$350,785
Deferred revenue	140,000	-
Convertible notes payable, net of discounts of $0 and $13,425, respectively	-	31,575
Convertible notes payable, related parties, net of discounts of $0 and $24,431, respectively	-	86,169
Convertible notes payable, in default	353,300	308,300
Convertible notes payable, in default - related parties	638,500	527,900
Notes payable, in default	130,000	130,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	1,500	1,500
Lease liability, current	15,185	14,680
Total current liabilities	1,639,453	1,469,409

Lease liability, long-term	23,621	27,594
Total Liabilities	1,663,074	1,497,003

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 5,400,268,545 and 5,315,683,905 shares issued and outstanding at March 31, 2021 and December 31, 2020 , respectively	538,772	530,315
Common stock to be issued, $0.0001 par value, 1,500,000 shares outstanding	150	150
Unearned compensation	(48,257)	(67,058)
Additional paid in capital	18,763,117	18,514,376
Accumulated deficit	(20,514,377)	(19,924,797)
Total Stockholders’ Deficit	(1,260,595)	(947,014)
Total Liabilities and Stockholders’ Deficit	$402,479	$549,989

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31
	2021	2020
Revenue:
Service income	$8,703	$4,200

Operating Expenses
Consulting and contractor expenses	243,202	292,412
General and administrative expense	119,933	18,222
Research and development	71,254	71,420
Vessel maintenance and dockage	26,827	155,426
Travel and entertainment expense	17,467	17,763
Professional fees	13,575	54,253
Rent expense	9,111	11,767
Depreciation expense	5,465	5,015
Total operating expenses	506,834	626,278

Net loss from operations	(498,131)	(622,078)

Other income (expense)
Interest expense	(54,103)	(87,691)
Loss on extinguishment of debt	(37,346)	(34,375)
Dividend income	-	1,500
Total other incoem (expenses)	(91,449)	(120,566)

Net loss	$(589,580)	$(742,644)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,354,828,011	4,786,398,989

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

									Unearned	Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Compensation	Paid in Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	7	$-	60	$-	5,315,683,905	$530,315	1,500,000	$150	$(67,058)	$18,514,376	$(19,924,797)	$(947,014)

Common stock issued for cash	-	-	-	-	75,850,000	7,585	-	-	-	191,965	-	199,550

Stock issued to convert notes payable and accrued interest	-	-	-	-	8,734,640	872	-	-	-	56,776	-	57,648

Amortization of unearned compensation	-	-	-	-	-	-	-	-	18,801	-	-	18,801

Net Loss	-	-	-	-	-	-	-	-	-	-	(589,580)	(589,580)

Balance March 31, 2021	7	$-	60	$-	5,400,268,545	$538,772	1,500,000	$150	$(48,257)	$18,763,117	$(20,514,377)	$(1,260,595)

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

									Unearned	Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Compensation	Paid in Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019	7	$-	60	$-	4,761,162,383	$474,863	11,620,000	$1,162	$-	$16,581,432	$(17,263,984)	$(206,527)

Common stock issued for cash	-	-	-	-	8,900,000	890	-	-	-	51,610	-	52,500

Stock issued to convert notes payable and accrued interest	-	-	-	-	39,781,082	3,978	-	-	-	80,108	-	84,086

Beneficial conversion feature	-	-	-	-	-	-	-	-	-	51,000	-	51,000

Stock issued for services	-	-	-	-	5,348,366	535	-	-	-	84,895	-	85,430

Shares reclassed from common stock to be issued	-	-	-	-	10,120,000	1,012	(10,120,000)	(1,012)	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-	(742,644)	(742,644)

Balance March 31, 2020	7	$-	60	$-	4,825,311,831	$481,278	1,500,000	$150	$-	$16,849,045	$(18,006,628)	$(676,155)

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(589,580)	$(742,644)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,465	5,015
Amortization of right of use asset	3,609	3,817
Amortization of beneficial conversion feature and loan fees	37,856	81,436
Common stock issued for services	-	64,140
Loss on extinguishment of debt	37,346	34,375
Reduction of contra-equity due to amortization	18,801	-
Decrease (increase) in:
Prepaid expenses and deposits	32,770	26,302
Increase (decrease) in:
Accounts payable & accrued expenses	11,985	13,009
Deferred revenue	140,000	-
Operating lease liabilities	(3,468)	(3,856)
Net cash used in operating activities	(305,216)	(518,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	199,550	52,500
Proceeds from the issuance convertible notes payable, related party	-	51,000
Payments on notes payable	-	(15,000)
Net cash provided by financing activities	199,550	88,500

NET INCREASE IN CASH	(105,666)	(429,906)
CASH, BEGINNING OF PERIOD	186,873	618,537
CASH, END OF PERIOD	$81,207	$188,631

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$20,302	$84,086
Beneficial conversion feature on convertible notes payable	$-	$51,000
Stock issued for prepaid services	$-	$24,000

See accompanying notes to the condensed consolidated financial statements.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “Commission”) on April 12, 2021. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2021 or for any future period.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $20,514,377 as of March 31, 2021. During the three month period ended March 31, 2021, the Company’s net loss was $589,580 and at March 31, 2021, the Company had a working capital deficit of $1,467,227. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 14, 2021. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and Blockchain which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2021 and December 31, 2020. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $71,254 and $71,420 for the three month periods ended March 31, 2021 and 2020, respectively.

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

The Company recognizes revenue when cash is received or when it has met its obligations per the terms of a contract or agreement for services. Payments received for services are recorded as deferred revenue and are recognized as revenue when the services have been provided.

During the three month period ended March 31, 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying condensed consolidated balance sheet at March 31, 2021 as deferred revenue.

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

The potentially dilutive common stock equivalents for the three month periods ended March 31, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of March 31, 2021 and 2020, there were approximately 662,700,583 and 595,913,777 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020, the Company purchased a vehicle with an estimated useful life of ten years. As of March 31, 2021, these are the only capital assets owned by the Company.

Depreciation expense was $5,465 and $5,015 for the three month periods ended March 31, 2021 and 2020, respectively, which is included in operating expenses in the accompanying condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three month periods ended March 31, 2021 and 2020.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three month periods ended March 31, 2021 and 2020 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the three month periods ended March 31, 2021 and 2020 (see Note 10 – Segment Information).

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

Leases

The Company accounts for leases under Accounting Standards Update (“ASU”) 2016-02. At the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the condensed consolidated statements of operations.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

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

NOTE 4 – OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three month periods ended March 31, 2021 and 2020, the Company recorded $4,601 and $3,945, respectively, as operating lease expense, which is included in rent expense on the condensed consolidated statements of operations.

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at March 31, 2021 and December 31, 2020 are summarized below:

	March 31, 2020	December 31, 2020
Office lease	$48,957	$48,957
Less accumulated amortization	(10,575)	(6,966)
Right of use assets, net	$38,382	$41,991

Amortization on the right -of -use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	March 31, 2020	December 31, 2020
Office lease	$38,806	$42,274
Less: current portion	(15,185)	(14,680)
Long term portion	$23,621	$27,594

Maturity of lease liabilities are as follows:

Year ended December 31, 2021	$13,643
Year ended December 31, 2022	18,641
Year ended December 31, 2023	11,081
Total future minimum lease payments	43,365
Less: Present value discount	(4,559)
Lease liability	$38,806

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

The investment in P&S was valued at $78,000 based on the fair value of the Company’s shares issued to P&S on the date of the share exchange agreement and was accounted for as a cost method investment. The Company received dividends from P&S during the three month periods ended March 31, 2021 and 2020 of $0 and $1,500 respectively, which have been presented as dividend income on the condensed consolidated statements of operations.

In August of 2020, the Company and P&S entered into a new agreement to effectively unwind the previous share exchange agreement. Under the terms of the new agreement, Seafarer agreed to exchange 10,000 shares of P&S for 60,000,000 shares of its common stock. As a result of the transaction in August of 2020, the Company realized a gain on investment of $354,000. The investment in P&S was $0 and $0 on the accompanying condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

Seafarer also has an agreement with P&S to receive referral fees. Under the terms of the agreement, P&S has agreed to pay a 7% referral fee to the Company when P&S receives cash flows from providing blockchain software services to entities that were referred by the Company. The agreement is ongoing and has no expiration date. During the three month periods ended March 31, 2021 and 2020, P&S paid a total of $0 and $4,200, respectively, of referral fees to the Company. These amounts are included in service income in the condensed consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at March 31, 2021 and December 31, 2020:

Issue Date	Maturity Date	March 31, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable
09/01/20	03/01/21	$-	$45,000	6.00%	0.0030
Face value		-	45,000

Less unamortized discounts		-	(13,425)

Balance convertible notes payable		$-	$31,575

Issue Date	Maturity Date	March 31, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties
08/06/20	02/06/21	$-	$25,200	6.00%	0.0035
08/06/20	02/06/21	-	35,000	6.00%	0.0035
08/14/20	02/14/21	-	50,400	6.00%	0.0035
Face value		-	110,600

Less unamortized discounts		-	(24,431)

Balance convertible notes payable - related parties		$-	$86,169

Issue Date	Maturity Date	March 31, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
10/30/13	10/30/14	50,000	50,000	6.00%	0.0125
05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
10/13/14	04/13/15	-	-	6.00%	0.0050
09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
04/04/16	10/04/16	10,000	10,000	6.00%	0.0010
07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
08/24/16	02/24/17	-	-	6.00%	0.0010
03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
10/29/18	04/29/19	3,000	3,000	6.00%	0.0007
01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
03/16/19	09/16/19	10,000	10,000	6.00%	0.0010
09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
09/01/20	03/01/21	45,000	-	6.00%	0.0030
Balance convertible notes payable - in default		$353,300	$308,300

Issue Date	Maturity Date	March 31, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	-	6.00%	0.0035
08/06/20	02/06/21	35,000	-	6.00%	0.0035
08/14/20	02/14/21	50,400	-	6.00%	0.0035
Balance convertible notes payable - related parties, in default		$638,500	$527,900

Balance all convertible notes payable		$991,800	$953,944

Notes Payable

The following tables reflect the notes payable at March 31, 2021 and December 31, 2020:

Issue Date	Maturity Date	March 31, 2021	December 31, 2020	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	20,000	20,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable - default		$130,000	$130,000

Issue Date	Maturity Date	March 31, 2021	December 31, 2020	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$148,500	$148,500

New Convertible Notes Payable Issued During the three Month Period Ended March 31, 2021 and 2020

During the three month period ended March 31, 2021, the Company did not enter into any Convertible Notes Payable or Notes Payable Agreements:

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

Note Conversions

During the three month period ended March 31, 2021:

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

During the three month period ended March 31, 2020:

The Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on three convertible notes payable.

Shareholder Loan

At March 31, 2021 and December 31, 2020, the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock Issuances

During the three month periods ended March 31, 2021 and 2020, the Company issued or is to issue the following shares of common stock:

	2021	2020
Common stock issued for cash	75,850,000	8,900,000
Common stock issued for services	-	5,348,366
Common stock issued to convert notes payable and accrued interest	8,734,640	39,781,082
Shares reclassed from common stock to be issued	-	10,120,000
Total	84,584,640	64,149,448

During the three month period ended March 31, 2020, the Company issued or is to issue the following shares of common stock:

-       75,850,000 restricted shares for total proceeds of $199,550.

-       8,734,640 restricted shares to settle $20,302 of principal and accrued interest owed on various convertible notes payable and one note payable. The Company had a loss on extinguishment of debt totaling $37,346.

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

Series A Preferred Stock

At March 31, 2021 and December 31, 2020, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the three month periods ended March 31, 2021 and 2020.

The following table shows the warrants outstanding at March 31, 2021:

			Weighted Average
	Number of	Weighted Average	Remaining Life	Average
	Warrants	Exercise Price	(Years)	Intrinsic Value
Outstanding, March 31, 2021	4,000,000	$0.0050	1.58	$0.0010
Exercisable, March 31, 2021	4,000,000	$0.0050	1.58	$0.0010

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and with Marine Archeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Seafarer owns 50% of Seafarer’s Quest, LLC and is handling the operations on behalf of Seafarer’s Quest. To date there has been no significant financial activity in Seafarer’s Quest. Under the partnership with MAP, Seafarer is the designated manager of Seafarer’s Quest, LLC and is responsible for the costs of permitting, exploration and recovery. Seafarer is entitled to receive 80% and MAP is entitled to receive 20% of artifacts and treasure recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. The permits with the State of Florida for two areas on the site, designated as Areas 1 and 2, were renewed in 2019 for an additional 3 years. There are currently no recovery permits for the site that have been applied for or issued as of the date of this filing. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that may potentially be located on the site. The required, affiliated environmental permits from the U.S. Army Corps of Engineers (“USACE”) and Florida Department of Environmental Protection (“FLDEP’) were previously issued in the name of a partner that is no longer active. In 2020 Seafarer worked with the various State of Florida governmental agencies involved to update and consolidate all of these environmental permits solely under the Company’s name. The State of Florida Bureau of Archeological Research (“FBAR”) had ordered the Company not to disturb the ocean’s bottom while the changes and updates to the Company’s permits were in process. Some requests of change are questionable to the Company. Since the issuance of the USACE and FLDEP environmental permits, FBAR has continued to stop or delay ground disturbance in Seafarer’s legally permitted area with ongoing questions and requests.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2021, the Company has had extensive dealings with related parties including the following:

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

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

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month periods ended March 31, 2021 and 2020, the Company paid the related party limited liability company consulting fees of $3,000 and $19,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At March 31, 2021 and December 31, 2020, the Company owed the related party limited liability company $1,425 and $0, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month periods ended March 31, 2021 and 2020 the Company paid the related party limited liability company fees of $5,375 and $3,270, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. All of the fees paid to the related party limited liability company are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At March 31, 2021 and December 31, 2020, the Company owed the related party limited liability company $0 and $2,978, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

During the three month periods ended March 31, 2021 and 2020, the Company paid a related party consultant fees of $10,000 and $3,750, respectively for marketing and administrative services rendered to the Company’s Blockchain subsidiary. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At March 31, 2021 and December 31, 2020, the Company owed the related party consultant $0 and $2,500, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

Shareholder Loan

At March 31, 2021 and December 31, 2020, the Company had a loan outstanding to its CEO in the amount of $1,500. The loan has a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

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

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the three month periods ended March 31, 2021 and 2020 incurred by the two separate segments below.

During the three month periods ended March 31, 2021 and 2020, Blockchain revenues of $0 and $4,200, respectively, were 0% and 100%, respectively, of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2021 is as follows:

	March 31, 2021	March 31, 2021	March 31, 2021
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$0	$8,703	$8,703

Total operating expenses	10,258	496,576	506,834

Net loss from operations	$(10,258)	$(487,873)	$(498,131)

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2020 is as follows:

	March 31, 2020	March 31, 2020	March 31, 2020
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$4,200	$0	$4,200

Total operating expenses	6,730	619,548	626,278

Net loss from operations	($2,530)	($619,548)	($622,078)

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company issued or has agreed to issue shares of its common stock as follows (Unaudited):

(i)	sales of 52,866,666 shares of common stock under subscription agreements for proceeds of $117,600;

(ii)	issuance of 15,594,247 shares of common stock to settle $45,000 of principal and $1,783 of accrued interest of one convertible notes payable and

(iii)	13,233,334 shares of restricted common stock were issued for services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements. The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results or actions may differ materially from these forward-looking statements due to many factors and the success of the Company is dependent on our efforts and many other factors including, primarily, our ability to raise additional capital. Such factors include, among others, the following: our ability to continue as a going concern, general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-Q. This Item should be read in conjunction with the condensed consolidated financial statements, the related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

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

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating and recovering valuable artifacts and treasure or can’t build a revenue stream to offset its expenses. If the Company were to cease its operations, and not find or engage another business entity, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is highly speculative and very risky.

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

The sale of restricted securities by current shareholders, including shares issued to consultants, independent contractors, Board members, as well as shares issued to settle convertible promissory notes or to settle other loans and debt, are highly dilutive and may cause a significant decline in the market price of the Company’s securities. Furthermore, in recent years regulatory agencies have made it very difficult for broker dealers to accept stock certificates from issuers of low priced stocks and the Company believes that it may become even more challenging to deposit stock certificates and this trend may continue for the foreseeable future.

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

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has generated limited revenues to date, including some nominal revenue from dividends and other business.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. The Company is actively looking to work with revenue producing companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive.

●	The Company has investigated media opportunities to develop content centered on its specific historic shipwreck exploration and recovery activities as well as the historic shipwreck and related historical period genre in general and will continue to evaluate various media strategies.

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

Results of Operations

We have generated only minimal revenue from operations and do not expect to report any significant revenue from operations for the foreseeable future. We have incurred recurring losses to date. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 14, 2021.

At March 31, 2021 and December 31, 2020, the Company had working capital deficits of $1,467,227 and $1,158,741 respectively. The Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Three Month Period Ended March 31, 2021 Results of Operations Compared to the Three Month Period Ended March 31, 2020 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended March 31, 2021 and 2020, the Company generated $8,703 and $4,200 of revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $506,834 for the three month period ended March 31, 2021 versus $626,278 for the same period in 2020, a decrease of 19%. The decrease in operating expenses in 2021 was primarily due to decreases in vessel maintenance and dockage expenses, consulting and contractor expenses, and professional fees. Consulting and contractor expense was $243,202 for the three month period ended March 31, 2021 versus $292,414 for the same period in 2020, a decrease of nearly 17%. The Company incurred vessel related expenses of $26,827 during the three month period ended March 31, 2021 versus $155,426 during the three month period ended March 31, 2020, a decrease of approximately 83%. Research and development expenses were $71,254 in 2021 versus $71,420 in 2020. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the three month period ended March 31, 2021, professional fees were $13,575 as compared to $54,253 during the three month period ended March 31, 2020, a decrease of approximately 75%. During the three month period ended March 31, 2021, general and administrative expenses were $119,933 as compared to $18,222 during the three month period ended March 31, 2020, an increase of 558%. Depreciation expense was $5,465 during the three month period ended March 31, 2021 versus $5,015 for the same period in 2020. Rent expense was $9,111 during the three month period ended March 31, 2021 versus $11,767 for the same period in 2020, a decrease of approximately 23%. The Company incurred travel and entertainment expenses of $17,467 during the three month period ended March 31, 2021 as compared to $17,763 during the three month period ended March 31, 2020, an approximate 2% decrease on a quarter-over-quarter basis.

Other Income (Expenses)

Other income (expense) was $91,449 during the three month period ended March 31, 2021 versus $120,566 during the three month period ended March 3, a decrease of $29,117. The 24% decrease in other income (expense) in 2021 was primarily due to a decrease in interest expense. Interest expense for the three month period ended March 31, 2021 was $54,103 versus $87,691 for the same period in 2020, a decrease of approximately 38%. Loss on extinguishment of debt was $37,346 during the three month period ended March 31, 2021 versus $34,375 during the same period in 2020. The Company received dividend income of $0 and $1,500 during the three month periods ended March 31, 2021 and 2020, respectively.

Net Losses

The Company’s net loss for the three months ended March 31, 2021 and 2020 was $589,580, and $742,644, respectively, a year-over-year decrease of approximately 21%.

Cash Flows from Operating Activities

For the three month period ended March 31, 2021 net cash flows used in operating activities was $305,216.

For the three month period ended March 31, 2020 net cash flows used in operating activities was $518,406.

Cash Flows from Investing Activities

For the three month period ended March 31, 2021 net cash flows used in investing activities was $0.

For the three month period ended March 31, 2020 net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three month period ended March 31, 2021 net cash provided by financing activities was $199,550.

For the three month period ended March 31, 2020 net cash provided by financing activities was $88,500.

Liquidity and Capital Resources

At March 31, 2021, the Company had $81,207 cash in the bank. During the three month periods ended March 31, 2021 and 2020 the Company incurred net losses of $589,580 and $742,644 respectively. At March 31, 2021, the Company had $172,226 in current assets and $1,639,453 in current liabilities, leaving the Company a working capital deficit of $1,467,227.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the three month period ended March 31, 2021. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2020 and 2019 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the three month period ended March 31, 2021, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $498,131 for the three month period ended March 31, 2021 and $622,078 for the three month period ended March 31, 2020. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the three month periods ended March 31, 2021 and 2020 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2021. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Management, including its Principal Executive Officer/Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

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

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is Management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2021 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended March 31, 2021.

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

On various dates during the three month period ended March 31, 2021, the Company entered into subscription agreements to sell 75,850,000 shares of its restricted common stock in exchange for proceeds of $199,550. The proceeds received were used for general corporate purposes and working capital.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the three month period ended March 31, 2021, the Company issued 8,734,690 shares of restricted common stock to settle $20,302 of principal and accrued interest owed on sixteen convertible notes payable. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the three month period ended March 31, 2021, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the three month period ended March 31, 2021. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at March 31, 2021.

Item 3. Defaults Upon Senior Securities

The Company has several promissory notes and loans that are currently in default to non-payment of principle and interest. See Note 6 – Convertible Notes Payable and Notes Payable for a listing of the debt obligations of the Company that are in default.

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

SEAFARER EXPLORATION CORP.

Date: May 14, 2021	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 14, 2021	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 14, 2021	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 14, 2021	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 14, 2021	By:	/s/ Bradford Clark
Bradford Clark, Director