Form 10-Q
period 2021-06-30
SEAFARER EXPLORATION CORP
filed 2021-08-16
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 9, 2021, there were 5,698,002,280 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2021

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaduited)
Assets
Current assets
Cash	$132,527	$186,873
Prepaid expenses	57,135	123,039
Deposits	750	750
Total current assets	190,412	310,662

Property, plant and equipment, net	186,406	197,336
Right of use asset	34,684	41,991
Total Assets	$411,502	$549,989

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$392,652	$350,785
Deferred revenue	140,000	-
Convertible notes payable, net of discounts of $0 and $13,425, respectively	-	31,575
Convertible notes payable, related parties, net of discounts of $0 and $24,431, respectively	-	86,169
Convertible notes payable, in default	308,300	308,300
Convertible notes payable, in default - related parties	638,500	527,900
Notes payable, in default	130,000	130,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	7,500	1,500
Lease liability, current	15,185	14,680
Total current liabilities	1,650,637	1,469,409

Lease liability, long-term	20,065	27,594
Total Liabilities	1,670,702	1,497,003

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 5,637,352,280 and 5,315,683,095 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	562,477	530,315
Common stock to be issued, $0.0001 par value, 36,917,000 and 1,500,000 shares outstanding at June 30, 2021 and December 31, 2020, respectively	3,692	150
Unearned compensation	(52,747)	(67,058)
Additional paid in capital	19,375,851	18,514,376
Accumulated deficit	(21,148,473)	(19,924,797)
Total Stockholders’ Deficit	(1,259,200)	(947,014)
Total Liabilities and Stockholders’ Deficit	$411,502	$549,989

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Service income	$4,671	$-	$13,374	$4,200

Operating Expenses
Consulting and contractor expenses	268,738	259,857	511,940	552,269
Research and development	139,188	122,883	210,442	278,309
General and administrative expense	84,331	67,565	204,264	85,787
Professional fees	41,225	37,065	54,800	91,318
Vessel maintenance and dockage	19,376	43,907	46,203	115,327
Travel and entertainment expense	11,854	14,858	29,321	32,621
Rent expense	12,363	9,531	21,474	21,298
Depreciation expense	5,465	5,015	10,930	10,030
Total operating expenses	582,540	560,681	1,089,374	1,186,959

Net loss from operations	(577,869)	(560,681)	(1,076,000)	(1,182,759)

Other income (expense)
Interest expense	(15,984)	(56,069)	(70,087)	(143,760)
Loss on extinguishment of debt	(40,243)	-	(77,589)	(34,375)
Dividend income	-	1,500	-	3,000
Total other income (expenses)	(56,227)	(54,569)	(147,676)	(175,135)

Net loss	$(634,096)	$(615,250)	$(1,223,676)	$(1,357,894)

Basic and diluted loss per share	$(0.0)	$(0.0)	$(0.0)	$(0.0)

Weighted average shares outstanding	4,991,316,919	4,855,622,457	4,886,341,827	4,836,166,036

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Unearned	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Paid in Capital	Deficit	Total
Balance December 31, 2020	7	$-	60	$-	5,315,683,905	$530,315	1,500,000	$150	$(67,058)	$18,514,376	$(19,924,797)	$(947,014)

Common stock issued for cash	-	-	-	-	75,850,000	7,585	-	-	-	191,965	-	199,550

Stock issued to convert notes payable and accrued interest	-	-	-	-	8,734,640	872	-	-	-	56,776	-	57,648

Amortization of unearned compensation	-	-	-	-	-	-	-	-	18,801	-	-	18,801

Net Loss	-	-	-	-	-	-	-	-	-	-	(589,580)	(589,580)

Balance March 31, 2021	7	-	60	-	5,400,268,545	538,772	1,500,000	150	(48,257)	18,763,117	(20,514,377)	(1,260,595)

Common stock issued for cash	-	-	-	-	207,733,334	20,773	35,417,000	3,542	-	467,085	-	491,400

Stock issued to convert notes payable and accrued interest	-	-	-	-	15,594,247	1,559	-	-	-	77,971	-	79,530

Stock issued for services	-	-	-	-	13,756,154	1,373	-	-	(23,500)	67,678	-	45,551

Amortization of unearned compensation	-	-	-	-	-	-	-	-	19,010	-	-	19,010

Net Loss	-	-	-	-	-	-	-	-	-	-	(634,096)	(634,096)

Balance June 30, 2021	7	$-	60	$-	5,637,352,280	$562,477	36,917,000	$3,692	$(52,747)	$19,375,851	$(21,148,473)	$(1,259,200)

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2020
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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,223,676)	$(1,357,894)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,930	10,030
Amortization of right of use asset	-	8,001
Amortization of beneficial conversion feature and loan fees	37,856	126,348
Amortization of unearned compensation	37,811	0
Common stock issued for services	38,092	38,266
Common stock issued for a charitable contribution	-	9,700
Loss on extinguishment of debt	77,589	34,375
Decrease (increase) in:
Prepaid expenses and deposits	91,778	113,053
Deferred revenue	140,000	-
Increase (decrease) in:
Accounts payable & accrued expenses	41,867	8,445
Operating lease liabilities	-	(8,079)
Net cash used by operating activities	(747,753)	(1,017,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	687,407	434,599
Payments on convertible notes payable	-	51,000
Payments on notes payable	-	(30,000)
Payments to shareholders	6,000	-
Net cash provided by financing activities	693,407	455,599

NET INCREASE IN CASH	(54,346)	(562,156)
CASH, BEGINNING OF PERIOD	186,873	618,537
CASH, END OF PERIOD	$132,527	$56,381

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$67,086	$84,086
Beneficial conversion feature on convertible notes payable	$-	$51,000
Stock issued for prepaid services	$23,500	$24,000

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “Commission”) on April 12, 2021. The results of operations for the six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2021 or for any future period.

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

The Company’s wholly owned subsidiary Blockchain LogisTech, LLC (“Blockchain”), was formed on April 4, 2018 and began operations in 2019. Blockchain provides customer referrals to a blockchain related software service company.

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

Blockchain Software Services Referral Agreements

Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. Blockchain also has a reseller agreement with a separate company that sells a blockchain related security products.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $21,148,473 as of June 30, 2021. During the six month period ended June 30, 2021, the Company’s net loss was $1,223,676 and at June 30, 2021, the Company had a working capital deficit of $1,460,225. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 16, 2021. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2021 and December 31, 2020. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2021, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $210,442 and $278,309 for the six month periods ended June 30, 2021 and 2020, respectively, and $139,188 and $122,883 for the three month periods ended June 30, 2021 and 2020, respectively

Revenue Recognition

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

During the six month period ended June 30, 2021, the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying condensed consolidated balance sheets at June 30, 2021 as deferred revenue.

Earnings Per Share

The Company has adopted FASB ASC 260-10, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the six month periods ended June 30, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of June 30, 2021 and 2020, there were approximately 612,810,663 and 603,690,191 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses and convertible notes payable approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020, the Company purchased a vehicle with an estimated useful life of ten years. As of June 30, 2021, these are the only capital assets owned by the Company.

Depreciation expense was $10,930 and $10,030 and for the six month periods ended June 30, 2021 and 2020, respectively, and $5,465 and $5,015 for the three month periods ended June 30, 2021 and 2020, respectively, which is included in operating expenses in the accompanying condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six month periods ended June 30, 2021 and 2020.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the six month periods ended June 30, 2021 and 2020 include the useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the six month periods ended June 30, 2021 and 2020 (see Note 9 – Segment Information).

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

NOTE 4 – OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the six month periods ended June 30, 2021 and 2020, the Company recorded $9,202 and $7,890, respectively, as operating lease expense, which is included in rent expense on the condensed consolidated statements of operations. During the three month periods ended June 30, 2021 and 2020, the Company recorded $4,601 and $3,945, respectively, as operating lease expense, which is included in rent expense on the condensed consolidated statements of operations.

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at June 30, 2021 and December 31, 2020 are summarized below:

	June 30, 2021	December 31, 2020
Office lease	$48,957	$48,957
Less accumulated amortization	(14,273)	(6,966)
Right of use assets, net	$34,684	$41,991

Amortization on the right -of -use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	June 30, 2021	December 31, 2020
Office lease	$35,250	$42,274
Less: current portion	(15,703)	(14,680)
Long term portion	$19,547	$27,594

Maturity of lease liabilities are as follows:

Year ended December 31, 2021	$9,184
Year ended December 31, 2022	18,641
Year ended December 31, 2023	11,081
Total future minimum lease payments	38,906
Less: Present value discount	(3,656)
Lease liability	$35,250

The Company also has an operating lease for a house located in Palm Bay, Florida that it leases on a month-to-month basis for $1,300 per month. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company also pays a rental fee for a space in a park on an as needed basis

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at June 30, 2021 and December 31, 2020:

Issue Date	Maturity Date	June 30, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable
09/01/20	03/01/21	$-	$45,000	6.00%	0.0030
Face value		-	45,000

Less unamortized discounts		-	(13,425)

Balance convertible notes payable		$-	$31,575

Issue Date	Maturity Date	June 30, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties
08/06/20	02/06/21	$-	$25,200	6.00%	0.0035
08/06/20	02/06/21	-	35,000	6.00%	0.0035
08/14/20	02/14/21	-	50,400	6.00%	0.0035
Face value		-	110,600

Less unamortized discounts		-	(24,431)

Balance convertible notes payable - related parties		$-	$86,169

Issue Date	Maturity Date	June 30, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
10/30/13	10/30/14	50,000	50,000	6.00%	0.0125
05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
10/13/14	04/13/15	-	-	6.00%	0.0050
09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
04/04/16	10/04/16	10,000	10,000	6.00%	0.0010
07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
08/24/16	02/24/17	-	-	6.00%	0.0010
03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
10/29/18	04/29/19	3,000	3,000	6.00%	0.0007
01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
03/16/19	09/16/19	10,000	10,000	6.00%	0.0010
09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default		$308,300	$308,300

Issue Date	Maturity Date	June 30, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	-	6.00%	0.0035
08/06/20	02/06/21	35,000	-	6.00%	0.0035
08/14/20	02/14/21	50,400	-	6.00%	0.0035
Balance convertible notes payable - related parties, in default		$638,500	$527,900

Balance all convertible notes payable		$946,800	$953,944

Notes Payable

The following tables reflect the notes payable at June 30, 2021 and December 31, 2020:

Issue Date	Maturity Date	June 30, 2021	December 31, 2020	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	20,000	20,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default		$130,000	$130,000

Issue Date	Maturity Date	June 30, 2021	December 31, 2020	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$148,500	$148,500

New Convertible Notes Payable Issued During the Six Month Period Ended June 30, 2021 and 2020

During the six month period ended June 30, 2021, the Company did not enter into any Convertible Notes Payable or Notes Payable Agreements.

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

Note Conversions

During the six month period ended June 30, 2021:

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable with a total share value of $57,648

The Company issued 15,594,247 shares of restricted common stock to a convertible note holder to settle $45,000 of the principal balance and $1,783 of accrued on a convertible notes payable with a total share value of $79,530.

During the six month period ended June 30, 2020:

The Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on six convertible notes payable.

Shareholder Loan

At June 30, 2021 and December 31, 2020, the Company had loans outstanding to its CEO in the total amount of $7,500 and $1,500 respectively, as follows:

-	A loan due and payable on October 26, 2021 in the amount of $6,000 with a 1% annual rate of interest; and

-	A loan with no due date in the amount of $1,500 with a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock Issuances

During the six month period ended June 30, 2021, the Company issued or is to issue the following shares of common stock:

-	283,583,334 restricted shares for total proceeds of $690,950.

-	24,328,887 restricted shares to settle $67,085 of principal and accrued interest owed on various convertible notes payable. The Company had a loss on extinguishment of debt totaling $77,589.

-	13,756,154 fully vested and non-forfeitable restricted shares for services provided by consultants, contractors, and other service providers with a value of $69,051. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

During the six month period ended June 30, 2020, the Company issued or is to issue the following shares of common stock:

-	100,000,000 restricted shares for total proceeds of $434,599.

-	39,781,082 restricted shares to settle $84,086 of principal and accrued interest owed on various convertible notes payable and one note payable.

-	6,085,674 vested and non-forfeitable restricted shares for services provided by consultants, contractors, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

-	10,120,000 restricted shares reclassed from common stock to be issued.

-	1,000,000 shares valued at $9,700 issued as charitable contribution to a separate charity. The Company determined the fair value of the shares issued using the stock price on date of issuance.

 Series A Preferred Stock

At June 30, 2021 and December 31, 2020, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the six month periods ended June 30, 2021 and 2020.

The following table shows the warrants outstanding at June 30, 2021:

	Number of	Weighted Average	Weighted Average	Average
	Warrants	Exercise Price	Remaining Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	4,000,000	0.0050	1.92	0.0013
Exercisable, December 31, 2020	4,000,000	$0.0050	1.92	$0.0013
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2021	4,000,000	0.0050	1.58	0.0010
Exercisable, March 31, 2021	4,000,000	0.0050	1.58	0.0010
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2021	4,000,000	0.0050	1.42	0.0010
Exercisable, June 30, 2021	4,000,000	0.0050	1.42	0.0010

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2021, the Company has had extensive dealings with related parties including the following:

In April of 2021, Seafarer’s CEO provided a loan to the Company in the amount of $6,000. The loan pays a 1% annual rate of interest, is due and payable on October 26, 2021 and is not secured.

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

Beginning in January of 2021, the Company began paying its CEO a salary of approximately $28,750 per month. For the six month periods ended June 30, 2021 and 2020, the Company paid its CEO total $158,126 and $28,820, respectively, and for the three month periods ended June 30, 2021 and 2020 the Company paid its CEO $57,500 and $28,820, respectively. The CEO’s salary is included in general and administrative expenses on the consolidated statements of operations for the three and six month periods ended June 30, 2021 and 2020.

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

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting Service, including periodically assessing the Company’s business and advising management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, performing period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the six month periods ended June 30, 2021 and 2020, the Company paid consulting fees of $5,000 and $25,000, respectively, for services rendered. These fees are recorded in consulting and contractor expenses in the accompanying condensed consolidated statements of operations. At June 30, 2021 and December 31, 2020, the Company owed the related party $1,000 and $1,425, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the six month periods ended June 30, 2021 and 2020, the Company paid the related party fees of $7,675 and $525, respectively, for services rendered. These fees are recorded in consulting and contractor expenses in the accompanying condensed consolidated statements of operations. At June 30, 2021 and December 31, 2020, the Company owed the related party $825 and $0, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

During the six month periods ended June 30, 2021 and 2020, the Company paid a related party consultant fees of $20,000 and $10,000, respectively for marketing and administrative services rendered to the Company’s Blockchain subsidiary. All of the fees paid to the related party consultant are recorded in consulting and contractor expenses in the accompanying condensed consolidated statements of operations. At June 30, 2021 and December 31, 2020, the Company owed the related party consultant $3,000 and $0, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Shareholder Loan

At June 30, 2021 and the Company had a two loans outstanding to its CEO in the total amount of $7,500. A loan due and payable on October 26, 2021 in the amount of $6,000 with a 1% annual rate of interest and a loan with no due date in the amount of $1,500 with a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

At June 30, 2020, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the six month periods ended June 30, 2021 and 2020 incurred by the two separate segments below.

During the six month periods ended June 30, 2021 and 2020, Blockchain revenues of $0 and $4,200, respectively, were 0% and 100%, respectively, of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2021 is as follows:

	June 30, 2021	June 30, 2021	June 30, 2021
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$13,374	$13,374

Total operating expenses	20,392	1,068,982	1,089,374

Net loss from operations	$(20,392)	$(1,055,608)	$(1,076,000)

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2020 is as follows:

	June 30, 2020	June 30, 2020	June 30, 2020
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$4,200	$-	$4,200

Total operating expenses	10,856	1,176,103	1,186,959

Net loss from operations	$(6,656)	$(1,176,103)	$(1,182,759)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company issued or has agreed to issue shares of its common stock as follows

(i)	sales of 60,500,000 shares of common stock under subscription agreements for proceeds of approximately $14,100; and

(ii)	issuance of 150,000 shares of common stock with an approximate value of $150.

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

The Company has received from the Florida Department of State a notice of lack of authority to permit or deny recovery activities on the unidentified shipwreck on Juno Beach. The Florida Bureau of Archaeological Research (the “Bureau”), Division of Historical Resources, Florida Department of State stated to Seafarer “The shipwreck is non-permittable pursuant to Rule 1A-31.0045(2), F.A.C.” The Bureau cited an order dated November 14, 2017 where the United States District Court entered a Final Order of Court Default and Final Judgement Granting Award for Admiralty in Rem. The District Court’s order ruled “Seafarer is hereby the true, sole, and exclusive owner of the Defendant Shipwrecked Vessel and having exclusive right to conduct recovery operation on the Defendant Shipwrecked Vessel and any items recovered therefrom.” Additional permitting will still be necessary with the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers.

In order to potentially find more efficient methods to explore and document historical shipwrecks, the Company has investigated various technologies and non-scientific. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses.

The Company continues to review revenue producing opportunities including joint ventures and partnerships with other companies and potentially governmental agencies. Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. COVID-19, pricing issues, long sales cycles, and various other reasons have considerably slowed Blockchain’s progress and it has not generated any revenues during 2021.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 16, 2021.

At June 30, 2021 and December 31, 2020, the Company had working capital deficits of $1,460,225 and $1,158,747, respectively. The Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Three Month Period Ended June 30, 2021 Results of Operations Compared to the Three Month Period Ended June 30, 2020 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended June 30, 2021 and 2020, the Company generated $4,671 and $0 of revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $582,540 for the three month period ended June 30, 2021 versus $560,681 for the same period in 2020, an increase of approximately 3.9%. Consulting and contractor expense was $268,738 for the three month period ended June 30, 2021 versus $259,857 for the same period in 2020, an increase of 3.4%. The Company incurred vessel related expenses of $19,376 during the three month period ended June 30, 2021 versus $43,907 during the three month period ended June 30, 2020, a decrease of approximately 55.9%. Vessel maintenance and dockage was lower in 2021 due to fewer repairs on the Company’s exploration and salvage vessels. Research and development expenses were $139,188 in 2021 versus $122,883 in 2020. The Company’s research and development expenses were related to the continued development of its SeaSearcher autonomous underwater device. During the three month period ended June 30, 2021, professional fees were $41,225 as compared to $37,065 during the three month period ended June 30, 2020, an increase of approximately 11.2%. During the three month period ended June 30, 2021, general and administrative expenses were $84,331 as compared to $67,565 during the three month period ended June 30, 2020, an increase of 24.8%. General and administrative expenses increased in 2021 due to a higher salary being paid to the Company’s CEO. Depreciation expense was $5,465 during the three month period ended June 30, 2021 versus $5,015 for the same period in 2020. Rent expense was $12,363 during the three month period ended June 30, 2021 versus $9,531 for the same period in 2020, an increase of approximately 29.7%. The Company incurred travel and entertainment expenses of $11,854 during the three month period ended June 30, 2021 as compared to $14,858 during the three month period ended June 30, 2020, an approximate 20.2% decrease on a quarter-over-quarter basis.

Other Income (Expenses)

Other income (expense) was $(56,277) during the three month period ended June 30, 2021 versus $(54,569) during the three month period ended June 30, 2020. Interest expense for the three month period ended June 30, 2021 was $15,984 versus $56,069 for the same period in 2020, a decrease of approximately 71.5%. Loss on extinguishment of debt was $40,243 during the three month period ended June 30, 2021 versus $0 during the same period in 2020. The Company received dividend income of $0 and $1,500 during the three month periods ended June 30, 2021 and 2020, respectively.

Net Loss

The Company’s net loss for the three months ended June 30, 2021 and 2020 was $634,096, and $615,250, respectively, a year-over-year increase of approximately 3.1%.

Summary of the Six Month Period Ended June 30, 2021 Results of Operations Compared to the Six Month Period Ended June 30, 2020 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the six month periods ended June 30, 2021 and 2020, the Company generated $13,374 and $4,200 of revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $1,089,374 for the six month period ended June 30, 2021 versus $1,186,959 for the same period in 2020, a decrease of 8.2%. The decrease in operating expenses in 2021 was primarily due to decreases in vessel maintenance and dockage expenses, consulting and contractor expenses, and professional fees. Consulting and contractor expense was $511,940 for the six month period ended June 30, 2021 versus $552,269 for the same period in 2020, a decrease of nearly 7.3%. The primary reason for the decrease in consulting and contractor expenses was that the Company did not issue any compensatory shares 2021. The Company incurred vessel related expenses of $46,203 during the six month period ended June 30, 2021 versus $115,327 during the six month period ended June 30, 2020, a decrease of approximately 60%. The primary reason for the decrease in vessel related expenses in 2021 is that the Company made fewer major repairs to its exploration and recovery vessels in 2021. Research and development expenses were $210,442 in 2021 versus $278,309 in 2020. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the six month period ended June 30, 2021, professional fees were $54,800 as compared to $91,318 during the six month period ended June 30, 2020, a decrease of approximately 40%. In 2021 the Company paid fewer legal fees than it did during 2020 which is the primary reason for the decrease in professional fees in 2021. During the six month period ended June 30, 2021, general and administrative expenses were $204,264 as compared to $85,787 during the six month period ended June 30, 2020, an increase of 138.1%. General and administrative fees increased in 2021 due to a higher salary being paid to the Company’s CEO.. Depreciation expense was $10,930 during the six month period ended June 30, 2021 versus $10,030 for the same period in 2020. Rent expense was $21,474 during the six month period ended June 30, 2021 versus $21,298 for the same period in 2020, an increase of approximately 0.8%. The Company incurred travel and entertainment expenses of $29,321 during the six month period ended June 30, 2021 as compared to $32,621 during the six month period ended June 30, 2020, an approximate 10.1% decrease on a quarter-over-quarter basis.

Other Income (Expenses)

Other income (expense) was $(147,676) during the six month period ended June 30, 2021 versus ($175,135) during the six month period ended June 30, 2020, a decrease of $27,459. The 15.7% decrease in other income (expense) in 2021 was primarily due to a decrease in interest expense. Interest expense for the six month period ended June 30, 2021 was $70,087 versus $143,760 for the same period in 2020, a decrease of approximately 51.3%. The decrease in interest expense was mostly due to an decrease in the amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $77,589 during the six month period ended June 30, 2021 versus $34,375 during the same period in 2020. The Company received dividend income of $0 and $3,000 during the six month periods ended June 30, 2021 and 2020, respectively.

Net Loss

The Company’s net loss for the six months ended June 30, 2021 and 2020 was $1,223,676, and $1,357,894, respectively, a year-over-year decrease of approximately 10.2%.

Cash Flows from Operating Activities

For the six month period ended June 30, 2021 net cash flows used in operating activities was $747,753.

For the six month period ended June 30, 2020 net cash flows used in operating activities was $1,017,755.

Cash Flows from Investing Activities

For the six month period ended June 30, 2021 net cash flows used in investing activities was $0.

For the six month period ended June 30, 2020 net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six month period ended June 30, 2021 net cash provided by financing activities was $693,407.

For the six month period ended June 30, 2020 net cash provided by financing activities was $455,599.

Liquidity and Capital Resources

At June 30, 2021, the Company had $132,527 cash in the bank. During the six month periods ended June 30, 2021 and 2020 the Company incurred net losses of $1,223,676, and $1,357,894, respectively. At June 30, 2021, the Company had $190,412 in current assets and $1,650,637 in current liabilities, leaving the Company a working capital deficit of $1,460,225.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the six month period ended June 30, 2021. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2020 and 2019 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the six month period ended June 30, 2021, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,076,000 for the six month period ended June 30, 2021 and $1,182,759 for the six month period ended June 30, 2020. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the six month periods ended June 30, 2021 and 2020 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2021. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2021 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended June 30, 2021.

Part II. Other Information

Item 1. Legal Proceedings

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has filed a motion for punitive damages in March 2021 to be added to the cause of action and to be heard by the Court. The counsel for Volentine filed a motion to withdraw which was granted on March 7, 2021, and Volentine was given 60 days to obtain new counsel or proceed without such. The Company is seeking to get such matter to trial as soon as possible. New counsel has appeared for Volentine, but the Company will be seeking trial date as no other discovery is necessary in view of counsel for the Company.

On April 17, 2020, the Company filed a lawsuit in the Circuit Court in and for Hillsborough County, Florida against Michael Torres (“Torres”), regarding fraud, fraud in the inducement, breach of contract and civil theft under Florida law, as well as for injunctive relief to cancel shares issued. Such shares are currently locked up with the transfer agent pending ruling of the Court. The civil theft claim seeks triple the damages for monies paid to Torres, plus attorney’s fees and costs. Torres filed a motion to dismiss which was denied by the Circuit Court on July 28, 2020. Torres filed a general denial in an answer. Seafarer was in the discovery phase of the case when both sides agreed to a mediation of the matter. Mediation of the case occurred in January 2021, and the parties reached a confidential settlement agreement which is formally being entered, which includes cancellation of all shares issued to Torres. The case will officially be closed with entry of the final judgment accepting the settlement. The Company is awaiting final order of judgment, which will include cancellation of shares issued in addition to the settlement where Torres retracted all allegations of wrongdoing by the Company and management, and the Company will have a withheld judgment for all monies paid to Torres.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the six month period ended June 30, 2021, the Company issued 13,756,154 fully vested and non-forfeitable common stock shares for services provided by consultants, contractors, advisory members, board members, and other service providers. We determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

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

On various dates during the six month period ended June 30, 2021, the Company entered into subscription agreements to sell 283,583,334 shares of its restricted common stock in exchange for proceeds of $690,950. The proceeds received were used for general corporate purposes and working capital.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the six month period ended June 30, 2021, the Company issued 24,328,887 shares of restricted common stock to settle $67,085 of principal and accrued interest owed on sixteen convertible notes payable. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the six month period ended June 30, 2021, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the six month period ended June 30, 2021. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at June 30, 2021.

Item 3. Defaults Upon Senior Securities

The Company has several promissory notes and loans that are currently in default to non-payment of principle and interest. See Note 6 – Convertible Notes Payable and Notes Payable for a listing of the debt obligations of the Company that are in default.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Temporary Hardship Exemption

**101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

**104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAFARER EXPLORATION CORP.

Date: August 16, 2021	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 16, 2021	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 16, 2021	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 16, 2021	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 16, 2021	By:	/s/ Bradford Clark
Bradford Clark, Director