Form 10-Q/A
period 2021-06-30
SEAFARER EXPLORATION CORP
filed 2021-08-26
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on August 16, 2021 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple of immaterial typos were updated.

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at June 30, 2021 and December 31, 2020 are summarized below:

	June 30, 2021	December 31, 2020
Office lease	$48,957	$48,957
Less accumulated amortization	(14,273)	(6,966)
Right of use assets, net	$34,684	$41,991

Amortization on the right -of -use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	June 30, 2021	December 31, 2020
Office lease	$35,250	$42,274
Less: current portion	(15,185)	(14,680)
Long term portion	$20,065	$27,594

Maturity of lease liabilities are as follows:

Year ended December 31, 2021	$9,184
Year ended December 31, 2022	18,641
Year ended December 31, 2023	11,081
Total future minimum lease payments	38,906
Less: Present value discount	(3,656)
Lease liability	$35,250

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company issued or has agreed to issue shares of its common stock as follows

(i)	sales of 60,500,000 shares of common stock under subscription agreements for proceeds of approximately $141,000; and

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAFARER EXPLORATION CORP.

Date: August 26, 2021	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 26, 2021	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 26, 2021	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 26, 2021	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 26, 2021	By:	/s/ Bradford Clark
Bradford Clark, Director