Form 10-Q
period 2021-09-30
SEAFARER EXPLORATION CORP
filed 2021-11-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 12, 2021, there were 5,966,321,579 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2021

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$53,619	$186,873
Prepaid expenses	24,083	123,039
Deposits	750	750
Total current assets	78,452	310,662

Property, plant and equipment, net	180,941	197,336
Right of use asset	30,895	41,991
Total Assets	$290,288	$549,989

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$366,415	$350,785
Deferred revenue	140,000	-
Convertible notes payable, net of discounts of $0 and $17,935, respectively	-	31,575
Convertible notes payable, related parties, net of discounts of $0 and $57,413, respectively	-	86,169
Convertible notes payable, in default	235,300	308,300
Convertible notes payable, in default - related parties	638,500	527,900
Notes payable, in default	128,000	130,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	7,500	1,500
Lease liability, current	16,238	14,680
Total current liabilities	1,550,453	1,469,409

Lease liability, long-term	15,232	27,594
Total Liabilities	1,565,685	1,497,003

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued Series A - 7 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Series B - 60 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 5,872,548,852 and 5,315,683,905 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	587,255	531,568
Common stock to be issued, $0.0001 par value, 36,917,000 and 1,500,000 shares outstanding at September 30, 2021 and December 31, 2020, respectively	3,692	150
Unearned compensation	(33,527)	(67,058)
Additional paid in capital	19,920,428	18,513,123
Accumulated deficit	(21,753,245)	(19,924,797)
Total Stockholders’ Deficit	(1,275,397)	(947,014)
Total Liabilities and Stockholders’ Deficit	$290,288	$549,989

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Service income	$5,548	$2,182	$18,922	$6,382

Operating Expenses
Consulting and contractor expenses	275,361	388,779	787,301	941,048
Research and development	112,610	95,460	323,052	373,769
General and administrative expense	83,048	54,837	287,312	140,624
Vessel maintenance and dockage	28,108	48,042	74,311	163,369
Professional fees	14,008	26,293	68,808	117,611
Travel and entertainment expense	30,700	19,435	60,021	52,056
Rent expense	9,052	10,898	30,526	32,196
Depreciation expense	5,465	5,015	16,395	15,045
Total operating expenses	558,352	648,759	1,647,726	1,835,718

Net loss from operations	(552,804)	(646,577)	(1,628,804)	(1,829,336)

Other income (expense)
Interest expense	(25,761)	(51,311)	(95,848)	(195,071)
Loss on extinguishment of debt	(44,258)	-	(121,847)	(34,375)
Net loss on settlement of accounts payable	(449)	1,252	(449)	1,252
Gain on disposal of asset	18,500	5,500	18,500	5,500
Dividend income	-	1,500	-	4,500
Total other income (expenses)	(51,968)	(43,059)	(199,644)	(218,194)

Net loss	$(604,772)	$(689,636)	$(1,828,448)	$(2,047,530)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	4,991,316,919	4,985,602,633	4,886,341,827	4,886,341,827

See accompanying notes to the condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

									Unearned		Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Compensation		Paid in Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	7	$-	$60	$-	5,315,683,905	$531,568	1,500,000	$150	$(67,058)	$	18,513,123	$(19,924,797)	$(947,014)

Common stock issued for cash	-	-	-	-	75,850,000	7,585	-	-	-		191,965	-	199,550

Stock issued to convert notes payable and accrued interest	-	-	-	-	8,734,640	874	-	-	-		56,774	-	57,648

Amortization of unearned compensation	-	-	-	-	-	-	-	-	18,801		-	-	18,801

Net Loss	-	-	-	-	-	-	-	-	-		-	(589,580)	(589,580)
Balance March 31, 2021	7	-	60	-	5,400,268,545	540,027	1,500,000	150	(48,257)		18,761,862	(20,514,377)	(1,260,595)

Common stock issued for cash	-	-	-	-	207,733,334	20,773	35,417,000	3,542	-		467,085	-	491,400

Stock issued to convert notes payable and accrued interest	-	-	-	-	15,594,247	1,559	-	-	-		77,971	-	79,530

Stock issued for services	-	-	-	-	13,756,154	1,376	-	-	(23,500)		67,675	-	45,551

Amortization of unearned compensation	-	-	-	-	-	-	-	-	19,010		-	-	19,010

Net Loss	-	-	-	-	-	-	-	-	-		-	(634,096)	(634,096)
Balance June 30, 2021	7	-	60	-	5,637,352,280	563,735	36,917,000	3,692	(52,747)		19,374,593	(21,148,473)	(1,259,200)

Common stock issued for cash	-	-	-	-	198,000,000	19,800	-	-	-		397,200	-	417,000

Stock issued to convert notes payable and accrued interest	-	-	-	-	35,615,390	3,562	-	-	-		142,462	-	146,024

Stock issued for services	-	-	-	-	1,581,182	158	-	-	-		6,173	-	6,331

Amortization of unearned compensation	-	-	-	-	-	-	-	-	19,220		-	-	19,220

Net Loss	-	-	-	-	-	-	-	-	-		-	(604,772)	(604,772)
Balance September 30, 2021	7	$-	60	$-	5,872,548,852	$587,255	36,917,000	$3,692	$(33,527)	$	19,920,428	$(21,753,245)	$(1,275,397)

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

SEAFARER EXPLORATION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,828,448)	$(2,047,530)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,395	15,045
Amortization of right of use asset	-	8,001
Amortization of beneficial conversion feature and loan fees	75,348	175,606
Amortization of unearned compensation	57,031	-
Common stock issued for services	51,882	178,666
Common stock issued for a charitable contribution	-	9,700
Gain on disposal of asset	(18,500)	(5,500)
Loss on extinguishment of debt	121,847	34,375
Loss on settlement of accounts payable	449	(1,252)
Decrease (increase) in:
Prepaid expenses and deposits	98,956	146,804
Deferred revenue	140,000	-
Increase (decrease) in:
Accounts payable & accrued expenses	21,336	33,896
Net cash used by operating activities	(1,263,704)	(1,452,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Application for trademark	-	(675)
Proceeds from sale of asset	18,500	-
Net cash used in investing activities	18,500	(675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,107,950	718,799
Proceeds from the issuance convertible notes payable	-	45,000
Proceeds from the issuance convertible notes payable, related party	-	161,600
Payments on notes payable	(2,000)	(40,000)
Proceeds from shareholder loan	6,000	-
Net cash provided by financing activities	1,111,950	885,399

NET INCREASE IN CASH	(133,254)	(567,465)
CASH, BEGINNING OF PERIOD	186,873	618,537
CASH, END OF PERIOD	$53,619	$51,072

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$283,202	$84,086
Beneficial conversion feature on convertible notes payable	$-	$51,000
Stock issued for prepaid services	$23,500	$29,500
Stock issued to purchase vehicle	$-	$202,100

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “Commission”) on April 12, 2021. The results of operations for the nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2021 or for any future period.

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

Blockchain Software Services Referral Agreements

Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. Blockchain also has a reseller agreement with a separate company that sells blockchain related security products.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $21,753,245 as of September 30, 2021. During the nine month period ended September 30, 2021, the Company’s net loss was $1,828,448 and at September 30, 2021, the Company had a working capital deficit of $1,472,001. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 15, 2021. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2021 and December 31, 2020. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2021, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $323,052 and $373,769 for the nine month periods ended September 30, 2021 and 2020, respectively, and $112,610 and $95,460 for the three month periods ended September 30, 2021 and 2020, respectively.

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

During the nine month period ended September 30, 2021, the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying condensed consolidated balance sheets at September 30, 2021 as deferred revenue.

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

The potentially dilutive common stock equivalents for the nine month periods ended September 30, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of September 30, 2021 and 2020, there were approximately 655,700,312 and 654,492,154 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses and convertible notes payable approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020, the Company purchased a vehicle with an estimated useful life of ten years. As of September 30, 2021, these are the only capital assets owned by the Company.

Depreciation expense was $16,395 and $15,045 and for the nine month periods ended September 30, 2021 and 2020, respectively, and $5,465 and $5,015 for the three month periods ended September 30, 2021 and 2020, respectively, which is included in operating expenses in the accompanying condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine month periods ended September 30, 2021 and 2020.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the nine month periods ended September 30, 2021 and 2020 include the useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the nine month periods ended September 30, 2021 and 2020 (see Note 9 – Segment Information).

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

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in rent expense on the condensed consolidated statements of operations.

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

NOTE 4 – OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the nine month periods ended September 30, 2021 and 2020, the Company recorded $13,802 and $4,601, respectively, as operating lease expense, which is included in rent expense on the condensed consolidated statements of operations. During the three month periods ended September 30, 2021 and 2020, the Company recorded $4,601 as operating lease expenses, which is included in rent expense on the condensed consolidated statements of operations.

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at September 30, 2021 and December 31, 2020 are summarized below:

	September 30, 2021	December 31, 2020
Office lease	$48,957	$48,957
Less accumulated amortization	(18,061)	(6,966)
Right of use assets, net	$30,986	$41,991

Amortization on the right-of-use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	September 30, 2021	December 31, 2020
Office lease	$31,470	$42,274
Less: current portion	(16,238)	(14,680)
Long term portion	$15,232	$27,594

Maturity of lease liabilities are as follows:

Year ended December 31, 2021	$4,592
Year ended December 31, 2022	18,641
Year ended December 31, 2023	11,081
Total future minimum lease payments	34,314
Less: Present value discount	(2,844)
Lease liability	$31,470

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

Convertible Notes Payable

The following tables reflect the convertible notes payable at September 30, 2021 and December 31, 2020:

	Issue Date	Maturity Date	September 30, 2021	December 31, 2020	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	09/01/20	03/01/21	$-	$45,000	6.00%	0.0030
Face value			-	45,000

Less unamortized discounts			-	(13,425)

Balance convertible notes payable			$-	$31,575

	Issue Date	Maturity Date	September 30, 2021	December 31, 2020	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties
	08/06/20	02/06/21	$-	$25,200	6.00%	0.0035
	08/06/20	02/06/21	-	35,000	6.00%	0.0035
	08/14/20	02/14/21	-	50,400	6.00%	0.0035
Face value			-	110,600

Less unamortized discounts			-	(24,431)

Balance convertible notes payable - related parties			$-	$86,169

Issue Date	Maturity Date	September 30, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
10/30/13	10/30/14	-	50,000	6.00%	0.0125
05/15/14	11/15/14	40,000	40,000	6.00%	0.0070

09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
04/04/16	10/04/16	-	10,000	6.00%	0.0010
07/19/16	07/19/17	4,000	4,000	6.00%	0.0015

03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
10/29/18	04/29/19	-	3,000	6.00%	0.0007
01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
03/16/19	09/16/19	-	10,000	6.00%	0.0010
09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default		$235,300	$308,300

Issue Date	Maturity Date	September 30, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	-	6.00%	0.0035
08/06/20	02/06/21	35,000	-	6.00%	0.0035
08/14/20	02/14/21	50,400	-	6.00%	0.0035
Balance convertible notes payable - related parties, in default		$638,500	$527,900

Balance all convertible notes payable		$873,800	$953,944

Notes Payable

The following tables reflect the notes payable at September 30, 2021 and December 31, 2020:

	Issue Date	Maturity Date	September 30, 2021	December 31, 2020	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	18,000	20,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default			$128,000	$130,000

	Issue Date	Maturity Date	September 30, 2021	December 31, 2020	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$146,500	$148,500

New Convertible Notes Payable Issued During the Nine Month Period Ended September 30, 2021 and 2020

During the nine month period ended September 30, 2021, the Company did not enter into any Convertible Notes Payable or Notes Payable Agreements.

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

Note Conversions

During the nine month period ended September 30, 2021:

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable with a total share value of $57,648.

The Company issued 15,594,247 shares of restricted common stock to a convertible note holder to settle $45,000 of the principal balance and $1,783 of accrued interest on a convertible note payable with a total share value of $79,530.

The Company issued 35,615,390 shares of restricted common stock to a convertible note holder to settle $73,000 of the principal balance and $28,761 of accrued interest on four convertible notes payable with a total share value of $146,024.

During the nine month period ended September 30, 2020:

The Company issued 39,781,082 shares of restricted common stock to settle $84,086 of principal and accrued interest owed on three convertible notes payable.

Repayment of Promissory Note

During the nine month period ended September 30, 2021, the Company repaid a total of $2,000 of the principal of a promissory note with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at September 30, 2021 was $18,000.

During the nine month period ended September 30, 2020, the Company repaid a total of $40,000 of the principal of a promissory note with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at September 30, 2020 was $25,000.

Shareholder Loan

At September 30, 2021 and December 31, 2020, the Company had loans outstanding to its CEO in the total amount of $7,500 and $1,500 respectively, as follows:

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock Issuances

During the nine month period ended September 30, 2021, the Company issued or is to issue the following shares of common stock:

-	481,583,334 restricted shares for total proceeds of $1,107,950.

-	59,944,277 restricted shares to settle $283,202 of principal and accrued interest owed on various convertible notes payable. The Company had a loss on extinguishment of debt totaling $121,847.

-	15,337,336 fully vested and non-forfeitable restricted shares for services provided by consultants, contractors, and other service providers with a value of $51,882. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

During the nine month period ended September 30, 2020, the Company issued or is to issue the following shares of common stock:

-	192,700,001 restricted shares for total proceeds of $718,799.

-	39,781,082 restricted shares to settle $84,086 of principal and accrued interest owed on various convertible notes payable and one note payable.

-	26,611,878 vested and non-forfeitable restricted shares for services provided by consultants, contractors, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

-	16,510,490 restricted shares reclassed from common stock to be issued.

-	1,000,000 shares valued at $9,700 issued as charitable contribution to a separate charity. The Company determined the fair value of the shares issued using the stock price on date of issuance.

Series A Preferred Stock

At September 30, 2021 and December 31, 2020, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the nine month periods ended September 30, 2021 and 2020.

The following table shows the warrants outstanding at September 30, 2021:

	Number of	Weighted Average	Weighted Average	Average
	Warrants	Exercise Price	Remaining Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	4,000,000	$0.0050	1.92	$0.0013
Exercisable, December 31, 2020	4,000,000	$0.0050	1.92	$0.0013
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2021	4,000,000	$0.0050	1.17	$0.0010
Exercisable, September 30, 2021	4,000,000	$0.0050	1.17	$0.0010

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership with Marine Archeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Seafarer owns 50% of Seafarer’s Quest, LLC and is handling the operations on behalf of Seafarer’s Quest. To date there has been no significant financial activity in Seafarer’s Quest. Under the partnership with MAP, Seafarer is the designated manager of Seafarer’s Quest, LLC and is responsible for the costs of permitting, exploration and recovery. Seafarer is entitled to receive 80% and MAP is entitled to receive 20% of artifacts and treasure recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. The permits with the State of Florida for two areas on the site, designated as Areas 1 and 2, were renewed in 2019 for an additional 3 years. There are currently no recovery permits for the site that have been applied for or issued as of the date of this filing. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that may potentially be located on the site. The required, affiliated environmental permits from the U.S. Army Corps of Engineers (“USACE”) and Florida Department of Environmental Protection (“FLDEP’) were previously issued in the name of a partner that is no longer active. In 2020 Seafarer worked with the various State of Florida governmental agencies involved to update and consolidate all of these environmental permits solely under the Company’s name. The State of Florida Bureau of Archeological Research (“FBAR”) had ordered the Company not to disturb the ocean’s bottom while the changes and updates to the Company’s permits were in process. Some requests of change are questionable to the Company. Since the issuance of the USACE and FLDEP environmental permits, FBAR has continued to stop or delay ground disturbance in Seafarer’s legally permitted area with ongoing questions and requests.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2021, the Company has had extensive dealings with related parties including the following:

In April of 2021, Seafarer’s CEO provided a loan to the Company in the amount of $6,000. The loan pays a 1% annual rate of interest, is due and payable on October 26, 2021 and is not secured.

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

For the nine month periods ended September 30, 2021 and 2020, the Company paid its CEO total $238,846 and $69,167, respectively, and for the three month periods ended September 30, 2021 and 2020 the Company paid its CEO $66,345 and $40,347, respectively. The CEO’s salary is included in general and administrative expenses on the consolidated statements of operations for the three and nine month periods ended September 30, 2021 and 2020.

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

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting Service, including periodically assessing the Company’s business and advising management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, performing period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the nine month periods ended September 30, 2021 and 2020, the Company paid consulting fees of $9,000 and $37,000, respectively, for services rendered. These fees are recorded in consulting and contractor expenses in the accompanying condensed consolidated statements of operations. At September 30, 2021 and December 31, 2020, the Company had no amounts due to the related party.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the nine month periods ended September 30, 2021 and 2020, the Company paid the related party fees of $11,225 and $5,243, respectively, for services rendered. These fees are recorded in consulting and contractor expenses in the accompanying condensed consolidated statements of operations. At September 30, 2021 and December 31, 2020, the Company had no amounts due to the related party.

During the nine month periods ended September 30, 2021 and 2020, the Company paid a related party consultant fees of $2,000 and $11,250 respectively for marketing and administrative services rendered to the Company’s Blockchain subsidiary. All of the fees paid to the related party consultant are recorded in consulting and contractor expenses in the accompanying condensed consolidated statements of operations. At September 30, 2021 and December 31, 2020, the Company owed the related party consultant $3,000 and $0, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Shareholder Loan

At September 30, 2021 and the Company had two loans outstanding to its CEO in the total amount of $7,500. A loan due and payable on October 26, 2021 in the amount of $6,000 with a 1% annual rate of interest and a loan with no due date in the amount of $1,500 with a 2% annual rate of interest and an option to convert the loan into restricted shares of the Company’s common stock at $0.0005.

At September 30, 2021, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the nine month periods ended September30, 2021 and 2020 incurred by the two separate segments below.

During the nine month periods ended September 30, 2021 and 2020, Blockchain revenues of $0 and $4,200, respectively, were 0% and 65.8%, respectively, of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2021 is as follows:

	September 30, 2021	September 30, 2021	September 30, 2021
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$0	$18,922	$18,922

Total operating expenses	29,386	1,618,340	1,647,726

Net loss from operations	($29,386)	($1,599,418)	($1,628,804)

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2020 is as follows:

	September 30, 2020	September 30, 2020	September 30, 2020
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$4,200	$2,182	$6,382

Total operating expenses	15,185	1,820,533	1,835,718

Net loss from operations	($10,985)	($1,818,351)	($1,829,336)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	sales of 93,772,727 shares of common stock under subscription agreements for proceeds of approximately $188,000.

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

The Company has received from the Florida Department of State a notice of lack of authority to permit or deny recovery activities on the unidentified shipwreck on Juno Beach. The Florida Bureau of Archaeological Research (the “Bureau”), Division of Historical Resources, Florida Department of State stated to Seafarer “The shipwreck is non-permittable pursuant to Rule 1A-31.0045(2), F.A.C.” The Bureau cited an order dated November 14, 2017 where the United States District Court entered a Final Order of Court Default and Final Judgement Granting Award for Admiralty in Rem. The District Court’s order ruled “Seafarer is hereby the true, sole, and exclusive owner of the Defendant Shipwrecked Vessel and having exclusive right to conduct recovery operation on the Defendant Shipwrecked Vessel and any items recovered therefrom.” Additional permitting will still be necessary with the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers. Applications have been made to both entities.

In order to potentially find more efficient methods to explore and document historical shipwrecks, the Company has investigated various technologies and non-scientific methodologies. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. The ongoing developmental work and improvements to the SeaSearcher have been expensive and Management anticipates that the expenses for these development costs will continue to be incurred for the foreseeable future. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses.

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

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has generated limited revenues to date, including some nominal revenue from dividends and other business.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies and potentially governmental agencies. The Company is actively looking to work with revenue producing companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technology. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive.

●	The Company has investigated media opportunities to develop content centered on its specific historic shipwreck exploration and recovery activities as well as the historic shipwreck and related historical period genre in general and will continue to evaluate various media strategies.

●	The Company has hired two additional underwater archaeologist consultants to further assist the Company.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 15, 2021.

At September 30, 2021 and December 31, 2020, the Company had working capital deficits of $1,472,001 and $1,158,747, respectively. The Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Three Month Period Ended September 30, 2021 Results of Operations Compared to the Three Month Period Ended September 30, 2020 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended September 30, 2021 and 2020, the Company generated $5,548 and $2,182 of revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $558,352 for the three month period ended September 30, 2021 versus $648,759 for the same period in 2020, a decrease of approximately 14%. Consulting and contractor expense was $275,361 for the three month period ended September 30, 2021 versus $388,779 for the same period in 2020, a decrease of 29.2%. The Company incurred vessel related expenses of $28,108 during the three month period ended September 30, 2021 versus $48,042 during the three month period ended September 30, 2020, a decrease of approximately 41.5%. Vessel maintenance and dockage was lower in 2021 due to fewer repairs on the Company’s exploration and salvage vessels. Research and development expenses were $112,610 in 2021 versus $95,460 in 2020. The Company’s research and development expenses were related to the continued development of its SeaSearcher autonomous underwater device. During the three month period ended September 30, 2021, professional fees were $14,008 as compared to $26,293 during the three month period ended September 30, 2020, a decrease of approximately 46.7%. During the three month period ended September 30, 2021, general and administrative expenses were $83,048 as compared to $54,837 during the three month period ended September 30, 2020, an increase of 51.4%. General and administrative expenses increased in 2021 due to a higher salary being paid to the Company’s CEO. Depreciation expense was $5,465 during the three month period ended September 30, 2021 versus $5,015 for the same period in 2020. Rent expense was $9,052 during the three month period ended September 30, 2021 versus $10,898 for the same period in 2020, a decrease of approximately 16.9%. The Company incurred travel and entertainment expenses of $30,700 during the three month period ended September 30, 2021 as compared to $19,435 during the three month period ended September 30, 2020, an approximate 60% increase on a quarter-over-quarter basis.

Other Income (Expenses)

Other income (expense) was $(51,968) during the three month period ended September30, 2021 versus $(43,059) during the three month period ended September 30, 2020. Interest expense for the three month period ended September 30, 2021 was $25,761 versus $51,311 for the same period in 2020, a decrease of approximately 49.8%. Loss on extinguishment of debt was $44,258 during the three month period ended September 30, 2021 versus $0 during the same period in 2020. During the three month period ended September 30, 2021 net loss on settlement of accounts payable was ($449) versus $1,252 in 2020. During the three month period ended September 30, 2021, gain on disposal of asset was $18,500 versus $5,500 in 2020. The gain on disposal of asset in 2021 was due to the sale of one of the Company’s salvage vessels that had been fully depreciated. The Company received dividend income of $0 and $1,500 during the three month periods ended September 30, 2021 and 2020, respectively.

Net Loss

The Company’s net loss for the three months ended September30, 2021 and 2020 was $604,772, and $689,636, respectively, a year-over-year decrease of approximately 12.3%.

Summary of the Nine Month Period Ended September 30, 2021 Results of Operations Compared to the Nine Month Period Ended September 30, 2020 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the nine month periods ended September 30, 2021 and 2020, the Company generated $18,922 and $6,382 of revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $1,647,726 for the nine month period ended September 30, 2021 versus $1,835,718 for the same period in 2020, a decrease of 10%. The decrease in operating expenses in 2021 was primarily due to decreases in vessel maintenance and dockage expenses, consulting and contractor expenses, and professional fees. Consulting and contractor expense was $787,301 for the nine month period ended September 30, 2021 versus $941,048 for the same period in 2020, a decrease of nearly 16.3%. The primary reason for the decrease in consulting and contractor expenses was that the Company issued fewer compensatory shares in 2021. The Company incurred vessel related expenses of $74,311 during the nine month period ended September 30, 2021 versus $163,369 during the nine month period ended September 30, 2020, a decrease of approximately 54.5%. The primary reason for the decrease in vessel related expenses in 2021 is that the Company made fewer major repairs to its exploration and recovery vessels in 2021. Research and development expenses were $323,052 in 2021 versus $373,769 in 2020. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the nine month period ended September 30, 2021, professional fees were $68,808 as compared to $117,611 during the nine month period ended September 30, 2020, a decrease of approximately 41.5%. In 2021 the Company paid fewer legal fees than it did during 2020 which is the primary reason for the decrease in professional fees in 2021. During the nine month period ended September 30, 2021, general and administrative expenses were $287,312 as compared to $140,624 during the nine month period ended September 30, 2020, an increase of 104.3%. General and administrative fees increased in 2021 due to a higher salary being paid to the Company’s CEO. Depreciation expense was $16,395 during the nine month period ended September 30, 2021 versus $15,045 for the same period in 2020. Rent expense was $30,526 during the nine month period ended September 30, 2021 versus $32,196 for the same period in 2020, a decrease of approximately 5.2%. The Company incurred travel and entertainment expenses of $60,021 during the nine month period ended September 30, 2021 as compared to $52,056 during the nine month period ended September 30, 2020, an approximate 15.3% increase.

Other Income (Expenses)

Other income (expense) was $(199,644) during the nine month period ended September 30, 2021 versus ($218,194) during the nine month period ended September 30, 2020, a decrease of $18,550. The 8.5% decrease in other income (expense) in 2021 was primarily due to a decrease in interest expense. Interest expense for the nine month period ended September 30, 2021 was $95,848 versus $195,071 for the same period in 2020, a decrease of approximately 50.9%. The decrease in interest expense was mostly due to a decrease in the amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $121,847 during the nine month period ended September 30, 2021 versus $34,375 during the same period in 2020. During the nine month period ended September 30, 2021 net loss on settlement of accounts payable was ($449) versus $1,252 in 2020. During the nine month period ended September 30, 2021, gain on disposal of asset was $18,500 versus $5,500 in 2020. The gain on disposal of asset in 2021 was due to the sale of one of the Company’s salvage vessels that had been fully depreciated. The Company received dividend income of $0 and $4,500 during the nine month periods ended September 30, 2021 and 2020, respectively.

Net Loss

The Company’s net loss for the nine months ended September 30, 2021 and 2020 was $1,828,448, and $2,047,530, respectively, a year-over-year decrease of approximately 10.7%.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2021 net cash flows used in operating activities was $1,263,703.

For the nine month period ended September 30, 2020 net cash flows used in operating activities was $1,452,189.

The approximate 12.9% decrease in cash used in operating activities for the nine month period ended September 30, 2021 versus the same nine month period in 2020 was primarily the result of a year-over-year decrease in net losses, decreases in the amortization of the beneficial conversion feature of loan fees, common stock issued for services and prepaid expenses.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2021 net cash flows used in investing activities was $18,500.

For the nine month period ended September 30, 2020 net cash flows used in investing activities was $(675). The increase in cash received from investing activities of $19,175 during the nine month period ended September 30, 2021 versus the same nine month period in 2020 was primarily the result of the proceeds received for a fully depreciated salvage vessel.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2021 net cash provided by financing activities was $1,111,950.

For the nine month period ended September 30, 2020 net cash provided by financing activities was $885,399. The approximate 25.6% increase in cash from financing activities for the nine month period ended September 30, 2021 versus the same nine month period in 2020 was primarily the result of increases in the proceeds received from the issuance of common stock, a decrease of repayments on notes payable and the proceeds from a shareholder loan.

Liquidity and Capital Resources

At September 30, 2021, the Company had $53,619 cash in the bank. During the nine month periods ended September 30, 2021 and 2020 the Company incurred net losses of $1,828,448, and $2,047,530, respectively. At September 30, 2021, the Company had $290,288 in current assets and $1,550,453 in current liabilities, leaving the Company a working capital deficit of $1,472,001.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the nine month period ended September 30, 2021. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

Due to the fact that the Company does not generate any revenues and does not expect to generate revenues for the foreseeable future it must rely on outside equity and debt funding. The combination of the ongoing operating expenses that must be met even during times when there is little or no exploration or recovery activities taking place, and corporate expenses, creates a very risky situation for the Company and its shareholders in terms of the need to access external financing to fund operations. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 15, 2021. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

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

If the Company is unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected. The raising of additional financing would in all likelihood result in a sigfnicant degree of dilution of the current shareholders of our common stock and a potential reduction in the value of the Company’s securities. The sale of “restricted securities” (common stock) pursuant to Rule 144 by members of management, consultants, promissory note holders, purchasers of common stock under subscription agreements, or others may have a substantial adverse impact on any market for our common stock and the sale of restricted may significantly depress the market price of the Company’s shares.

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2020 and 2019 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the nine month period ended September 30, 2021, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,628,804 for the nine month period ended September 30, 2021 and $1,829,336 for the nine month period ended September 30, 2020. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the nine month periods ended September 30, 2021 and 2020 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2021. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2021 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended September 30, 2021.

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the nine month period ended September 30, 2021, the Company issued 15,337,336 fully vested and non-forfeitable common stock shares for services provided by consultants, contractors, and other service providers. We determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

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

On various dates during the nine month period ended September 30, 2021, the Company entered into subscription agreements to sell 481,583,334 restricted shares for total proceeds of $1,107,950. The proceeds received were used for general corporate purposes and working capital.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the nine month period ended September 30, 2021, the Company issued 59,944,277 shares of restricted common stock to settle $283,202 of principal and accrued interest owed on sixteen convertible notes payable. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the nine month period ended September 30, 2021, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the nine month period ended September30, 2021. Please see Note 6 - Stockholders’ Deficit for a list of warrants outstanding at September 30, 2021.

Item 3. Defaults Upon Senior Securities

The Company has several promissory notes and loans that are currently in default to non-payment of principle and interest. See Note 5 – Convertible Notes Payable and Notes Payable for a listing of the debt obligations of the Company that are in default.

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

SEAFARER EXPLORATION CORP.

Date: November 15, 2021	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 15, 2021	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 15, 2021	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 15, 2021	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 15, 2021	By:	/s/ Bradford Clark
Bradford Clark, Director