Form 10-Q/A
period 2021-09-30
SEAFARER EXPLORATION CORP
filed 2021-11-23
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on November 15, 2021 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and an immaterial typo was updated.

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

Item 1. Financial Statements

SEAFARER EXPLORATION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$53,619	$186,873
Prepaid expenses	24,083	123,039
Deposits	750	750
Total current assets	78,452	310,662

Property, plant and equipment, net	180,941	197,336
Right of use asset	30,895	41,991
Total Assets	$290,288	$549,989

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$366,415	$350,785
Deferred revenue	140,000	-
Convertible notes payable, net of discounts of $0 and $17,935, respectively	-	31,575
Convertible notes payable, related parties, net of discounts of $0 and $57,413, respectively	-	86,169
Convertible notes payable, in default	235,300	308,300
Convertible notes payable, in default - related parties	638,500	527,900
Notes payable, in default	128,000	130,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	7,500	1,500
Lease liability, current	16,238	14,680
Total current liabilities	1,550,453	1,469,409

Lease liability, long-term	15,232	27,594
Total Liabilities	1,565,685	1,497,003

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued Series A - 7 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Series B - 60 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 5,872,548,852 and 5,315,683,095 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	587,255	531,568
Common stock to be issued, $0.0001 par value, 36,917,000 and 1,500,000 shares outstanding at September 30, 2021 and December 31, 2020, respectively	3,692	150
Unearned compensation	(33,527)	(67,058)
Additional paid in capital	19,920,428	18,513,123
Accumulated deficit	(21,753,245)	(19,924,797)
Total Stockholders’ Deficit	(1,275,397)	(947,014)
Total Liabilities and Stockholders’ Deficit	$290,288	$549,989

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at September 30, 2021 and December 31, 2020 are summarized below:

	September 30, 2021	December 31, 2020
Office lease	$48,957	$48,957
Less accumulated amortization	(18,061)	(6,966)
Right of use assets, net	$30,895	$41,991

Amortization on the right-of-use asset is included in rent expense on the condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	September 30, 2021	December 31, 2020
Office lease	$31,470	$42,274
Less: current portion	(16,238)	(14,680)
Long term portion	$15,232	$27,594

Maturity of lease liabilities are as follows:

Year ended December 31, 2021	$4,592
Year ended December 31, 2022	18,641
Year ended December 31, 2023	11,081
Total future minimum lease payments	34,314
Less: Present value discount	(2,844)
Lease liability	$31,470

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

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the nine month periods ended September 30, 2021 and 2020 incurred by the two separate segments below.

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

SEAFARER EXPLORATION CORP.

Date: November 23, 2021	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 23, 2021	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 23, 2021	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 23, 2021	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 23, 2021	By:	/s/ Bradford Clark
Bradford Clark, Director