Form 10-K
period 2021-12-31
SEAFARER EXPLORATION CORP
filed 2022-03-31
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $18,166,559 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2022 the Registrant had 6,477,020,847 outstanding shares of its common stock, $0.0001 par value.

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

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. (“the Company” or “Seafarer”), a Florida Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company’s principal business plan is to develop the infrastructure to engage in archaeological research, archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks and to eventually monetize the recovery of the shipwrecks without selling the treasure. The business plan includes in-depth archival research and translation of historical documents from archives and repositories from around the world. The plan also includes the development of various new technologies which will improve efficiencies of both time and accuracy, as well as create a smaller operational footprint. Advanced technologies are badly needed in the field of archaeology which appear to have fallen decades behind other sciences.

The exploration and recovery of historic shipwrecks is by nature speculative, and there is a high degree of risk inherent in this type of business venture. The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process and it may take several years and/or be prohibitively expensive to locate and recover valuable artifacts, if any are ever located at all, from historic shipwreck sites. It is for those reasons that Seafarer and others feel it is mandatory to invent new advanced technologies.

There are a number of other significant challenges and risks regarding this type of business venture that make it risky with potential that the Company could fail. If the Company were to cease its operations, it is likely that there would be complete loss of all capital invested in and/or borrowed by the Company to date.

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future wreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed with the exception of the Company’s proprietary SeaSearcher device which is still in development. Additional scientists have been hired as consultants to assist in these endeavors. The ongoing cost of SeaSearcher development is substantial and is an additional financial hurdle for the Company to bear. Seafarer believes the advancement of this technology is imperative to the advancement of the field of archaeology.

The Company regularly reviews opportunities to perform exploration and recovery operations at purported historic shipwreck sites; however, the Company does have specific plans to perform exploration and recovery operations at other shipwreck sites at the present time. The Company is actively reviewing other potential historic shipwreck sites for possible exploration and recovery. Should the Company decide that it will pursue exploration and recovery activities at other potential shipwreck sites it may be necessary to obtain permits as well as environmental permits. Some potential shipwreck sites are outside of State waters which will be very advantageous to Seafarer since state permitting agencies will not be able to continuously hamper or slow Seafarer’s operations, as demonstrated in the past.

Limited Revenue and Significant Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the necessary infrastructure and technology for the investigation of historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. Based on our historical rate of expenditures, the Company expects to expend its available cash in three months or less from March 31, 2022. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations. If the Company is not able to continue to raise capital, then it will be forced to cease its operations, which would likely result in both the complete loss of all capital invested in and loans provided to the Company.

The Company’s Auditor has Substantial Doubts as to the Company’s Ability to Continue as a Going Concern.

Our auditors’ reports on all of our past fourteen years of consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. The lack of significant revenues from operations to date raises substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The Company has not generated any meaningful revenue since inception. Our future is dependent upon our ability to obtain financing to continue our exploration activities. We may seek additional funds through private placements of our common stock. For the past several years the Company’s auditors have issued an opinion that substantial doubt exists as to whether the Company can continue as a going concern, making it more challenging for the Company to obtain financing from investors. If the Company becomes unable to obtain financing, then it is very likely that the it will be forced to cease operations and all capital invested in or loaned to the Company will be lost. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Companies such as Seafarer that do not generate significant cash flow to cover expenses must rely on outside financing, which carries a very high degree of risk due to the fact that it may become extremely challenging or impossible to obtain such outside financing. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company’s business plan and expenditures. During the years ended December 31, 2021 and 2020, we did not generate any significant revenues from continuing operations. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of capital invested in the Company.

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

The Company’s principal business plan is to develop the infrastructure and technology to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks and develop new technologies to vastly improve archaeology. Once artifacts have been properly conserved, they will be made available for scientific research and allowed to be displayed for the public.

The Company believes it may eventually be conducting archaeological research around the world and potentially supporting governmental or quasi-governmental organizations, universities and affiliated research groups and private research entities in the documentation and survey of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to the country of origin, the State of Florida, university researchers, and other responsible academic parties upon reasonable request. In addition to the research, there is periodic ongoing education of personnel involved in the Company’s operations. The Company works with archaeologists to attempt to further ensure all sensitive archaeological guidelines are met or exceeded. Seafarer has the internal ability to invent and build advanced technology which should ultimately revolutionize the field of archaeology. Seafarer feels this is imperative to its ongoing business plan.

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

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process, making new technology a must. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very difficult, expensive, and rare which is why the Company is developing the SeaSearcher at significant expense. If the Company is not able to locate artifacts or treasure with significant value, then there is a high probability that the Company will face adverse consequences which would likely result in the loss of both all capital invested in or loaned to the Company.

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

In addition to natural hazards there may be constant repair and maintenance issues with historic shipwreck exploration and recovery vessels. The Company’s past primary exploration vessel was an older vessel that was originally used in other capacities and has been converted for use in historic shipwreck exploration and recovery operations. The repairs, maintenance and upkeep of vessels, is time consuming and can be very expensive and there may be significant periods of vessel down time that results from needed repairs being made or a lack of current financing to make repairs to the vessel. With the recent addition of two boats to the Company’s fleet, the maintenance and repair costs have increased significantly. Because of the above reasons, the Company’s BOD determined it was in the best interest of the Company to sell the boat, which happened in 2021.

Even if the Company is able to obtain permits for shipwreck projects, there is a possibility that the shipwrecks may have already been salvaged, may not be located, or may not have had anything valuable on board at the time that they sank. The potential advantage of the new technology is designed to eliminate or greatly reduce these risks. It is the Company’s intent to find shipwrecks where available research suggests there were not any previous recovery efforts or past recovery efforts failed or were not completed. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will exceed the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The ability to deposit restricted shares has also become increasingly more difficult over the past several years. Some clearing firms who used to clear low priced securities for multiple brokerage firms have closed or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it will be very difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities. Furthermore, the sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market prices of the Company’s securities. Also, because the Company primarily finances the operations with the sale of securities, an increase to the authorized shares may need to be done from time to time.

Accordingly, an investment in Seafarer’s securities is speculative and extremely risky and should only be considered by those investors who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consult with professional advisers before making an investment in our securities.

Competition

There are a number of competing entities who are engaged in various aspects of the exploration and salvage of historic shipwrecks, and in the future other competitors may emerge. Some of these companies are publicly traded companies and there are a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be in this business as well. Some of these entities may be better capitalized and may have greater resources to devote to the pursuit of locating and salvaging historic shipwrecks. Very few of these competing entities may also have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company could be at a material competitive disadvantage as compared to competing entities that are better capitalized, have more resources and/or who possess greater experience in the business. The Company will, and has, actively considered working with other entities in this industry sector.

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi-stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. Without significant revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing, then it would more than likely be forced to cease operations and all capital invested in the Company or borrowed by the Company will be lost. If the Company is unable to secure additional financing or meaningful revenues, our business may fail and our stock price may be adversely affected which could result in a complete total of investment capital. The raising of additional financing will, as it has over the last several years, result in dilution of the Company’s current shareholders or a significant decrease in the value of the Company’s securities.

In addition, the expenses associated with operating a small publicly traded company engaged in the historic shipwreck recovery business are exorbitantly high. The cost of operations may include the cost of buying or leasing vessels, regular vessel maintenance and upkeep, ongoing vessel repairs due to wear and tear and damage by natural or human causes, docking fees, fuel, upgrades, equipment costs, personnel costs, insurance, registration costs, permitting, temporary lodging and provisions for divers and other personnel. In addition to the operating expenses, a publicly traded company also incurs the significant recurring costs of maintaining publicly traded status, which include, but are not limited to administrative, accounting, audit, executive, legal, including legal expenses required in answering FBAR comments, shutdowns, and administrative appeals.

The additional delays to the Company’s operational goals and objectives as a result of FBAR prohibiting ground disturbing work for periods of time have been harmful as the Company must still cover overhead and fixed expenses while some activities are temporary on hiatus. These combined expenses are particularly burdensome for a smaller public company. The recurring expenses associated with being a publicly traded company focused on the exploration and recovery of historic shipwrecks may cause the Company to be at a significant competitive disadvantage when compared to some of its competitors who are private companies or public companies who are not fully reporting.

Due to these and other factors, the Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. As discussed in Note 2 – Going Concern to our consolidated financial statements for the years ended December 31, 2021 and 2020, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Based on our financial results as of December 31, 2021, there are substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s net losses were $2,625,414 for the year ended December 31, 2021 and $2,660,813 for the year ended December 31, 2020. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

Governmental Regulation

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. Seafarer believes they are the only company to be issued a full recovery permit by FBAR since 1986, other than one entity with an Admiralty Claim. This demonstrates the difficulty of obtaining a recovery permit from FBAR. There is a risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks, even if the law allows it. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them. For the above reasons, the Company has extended its research into shipwrecks outside of State waters.

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

There is a possibility that new governmental regulations could be enacted at any time at the international, federal or state level that would make it impossible for the Company to continue to attempt to locate and salvage historic shipwrecks. Governmental regulation at all levels may substantially increase the costs and expenses incurred by the Company to obtain permits and agreements and comply with the regulations and represent a significant risk to the Company and all companies engaged in the commercial exploration and recovery of historical shipwrecks. This again reflects the need of the Company to continue exploration outside of State waters.

Furthermore, governmental agencies may require various types of permits to explore shipwreck sites, and the permitting process is often lengthy and complex. Obtaining permits and entering into agreements with governmental and quasi-governmental agencies to conduct historic shipwreck exploration and recovery operations is generally a very complex, time consuming, and expensive process. Moreover, the process of entering into agreements and/or obtaining permits may be subject to lengthy delays, and in some cases in excess of a year. Some governmental agencies may refuse to issue permits to the Company for recovery of artifacts or intentionally delay the permitting process utilizing administrative requirements as a tactic to hamper and delay the process.

The reasons for a lengthy permitting process and delays of existing permits may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, requests for core sampling, requests for carbon dating, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, overly aggressive interpretation of statutes by permitting authorities to attempt to hamper private entities engaged in the exploration and recovery of historic shipwrecks and related archaeological materials, etc. The length of time it takes to obtain permits or enter into agreements, and the administrative time lag by permitting agencies with regards to permitting issues may result in the Company having to expend significant resources while waiting to perform exploration and recovery work with little or no visibility as to the timing of resolving such permitting issues. An example of delays implemented by FBAR for Area 2 in Melbourne Beach, during the course of the last three year permit for Area 2, Seafarer was prevented from performing certain activities integral to the fulfilment of its exploration and recovery activities for a total of 747 days out of the 1095 days available.

There are also strict environmental regulations associated with the exploration and recovery of historical shipwrecks. In order to explore and recover shipwreck materials that are located in state regulated waters, the Company must obtain permission from both federal and state environmental agencies in order to conduct operations. There is always the possibility that the Company could be denied access to a historic shipwreck site based on federal or state environmental concerns.

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

Litigation

The Company has been engaged in various litigations in the past and has prevailed in every case (please see Item 3. Legal Proceedings below). In the future the Company could be subject to litigations, although none are known or expected at this time. Potential future litigations could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition.

Historic Shipwreck Exploration and Recovery in Florida

The Company operates year-round, with some years having better diving in the winter and some years in the summer. Good weather conditions may allow operations to extend into the fall and winter months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions may hamper year round historical shipwreck exploration and recovery efforts when the Company is operating in waters off of the coast of Florida and significantly limit the amount of days that the Company is able to conduct operations.

Other factors that may hinder the Company’s ability to conduct year round operations include a lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi-governmental agencies, and delays caused by FBAR stopping ground disturbances for debatable reasons. Permits were renewed in 2019 for Area 1 and Area 2 off of Melbourne Beach for a period of three years. During down times, the Company’s operations personnel may, among other duties, spend time researching sites, training in archaeology, reviewing site plans, maps, charts, and other related information and performing maintenance, overhaul, cleaning, etc. The 2019 permits are currently in the renewal process for Areas 1 and 2 for the years 2022 through 2025.

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

From November 2017 until July 2021, the FBAR hadrequested that Seafarer submit new recovery permit applications on three separate occassions. Two of the recovery applications were denied for reasons Seafarer found objectionable. After submitting the third recovery application, the FBAR correctly determined that they did not have the authority to issue the recovery permit all along because the U.S. Government gave the Juno site solely, truly, and exclusively to Seafarer by way of an Admiralty Claim. The Admiralty Claim was originally provided to FBAR in November 2017. However, FBAR delayed Seafarer’s operations from continuing in Juno Beach until July 2021, a period of approximately three years and eight months.

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

With data from the Master Site Plan from entries by a Florida state archaeologist from 1988 who has since retired, which were withheld from Seafarer for several years, Seafarer feels more confident a 1500s era shipwreck is quite possibly within our Admiralty Claim in Juno Beach, although we do not know whether it contained anything of value. The Company has determined that a large portion of the magnetometer survey of the Juno Beach Shipwreck site that was originally provided by the Company’s past partner on the site was intentionally deleted. A lot of shipwreck material and remnants including pottery, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship have all been found in the deleted area of a magnetometer survey.

The Company will attempt to complete a SeaSearcher survey of the entire deleted area when certain conditions are met. There is also a possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, large amounts of sand that cover large areas of the site, strong multiple layer currents etc.

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

In July of 2014, SQ received a 1A-31 Exploration Permit with a Dig and Identify modification, which gives us written authority to excavate and identify artifacts (the “Permit”) from the Florida Division of Historical Resources for an area identified as Area 2 off of Melbourne Beach, Florida. The Permit was active for three years from the date of issuance. Seafarer on behalf of SQ, has been primarily focusing its operations on this site when the weather permits. the Company has utilized additional owned and rented vessels in order to perform search and identify operations at this site. Inclement weather and difficult sea conditions have hampered the Company’s ability to perform exploration operations at this site to date, including the previously discussed delays involving FBAR. An archeologist with the technical skills, knowledge, and experience from around the world was hired to help ensure the integrity of the work. The Company has applied for permits from the State of Florida for two additional areas that were formerly permitted solely by an affiliate of MAP. The Permit for one of the additional areas was given to the Company on July 6, 2016 and identified as Area 1. The permits for Areas 1 and 2 were renewed in 2019 for an additional three years. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that are located on the site. On October 7, 2020, the Company received a new permit from the Florida Department of Environmental Protection (the “FDEP”) for Areas 1 and 2 at the behest of the FBAR. The FDEP permit is valid for 5 years. A permit transfer was completed, transferring a U.S. Army Corps of Engineers permit for Areas 1 and 2 from MAP to SQ. This transfer was done at the behest of the FBAR and the permit is valid until 2025.

Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Area 2 on July 29, 2021. In January of 2022, Seafarer received notification from the Florida Division of Historical Resources (“FDHR”) that its permit for Area 2, which was set to expire on January 19, 2022, has been continued indefinitely while the renewal request was being processed. The existing permits will continue until the renewal is finalized or rejected.

Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Area 1 on July 29, 2021. On March 2, 2022, Seafarer received notification that the permit would continue indefinitely with the same terms as Area 2.

Certain Agreements

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of December 31, 2021, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

Florida Division of Historical Resources Agreements/Permits

The Company currently has two separately permitted Melbourne Beach area sites, called Area 1 and Area 2, that it is exploring. The Area 1 permit was renewed on March 1, 2019 for a period of three years. The Area 2 permit was renewed on January 14, 2019 for a period of three years. The Company submitted a permit renewal application for Area 2 on July 29, 2021 that the State of Florida has yet to act upon. The State of Florida has granted the Area 2 permit an extension until the State of Florida acts upon the submitted renewal application.

Agreement with Probability and Statistics, Inc.

In 2018 Seafarer acquired a 1% ownership position in Probability and Statistics, Inc. (“P&S) for an exchange of shares of Seafarer’s restricted common stock. During the year ended December 31, 2020, Seafarer and P&S agreed to essentially unwind the previous share exchange agreement by entering into a new share exchange agreement where Seafarer and P&S effectively reversed the transaction from 2018, see Note 5 – Investment in Probability and Statistics, Inc. The shares of Seafarer’s restricted common stock have been returned to treasury.

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

Operations/Dive House

The Company also has an operating lease for a house located in Palm Bay, Florida that it leases on a month-to-month basis for $1,350 per month. The Company uses the house to store equipment and gear and to provide work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company also leases a house in Palm Bay for $525 per month to store equipment.

Item 3. Legal Proceedings.

On September 3, 2014, the Company filed a lawsuit against Darrel Volentine, of California. Mr. Volentine was sued in two counts of libel per se under Florida law, as well as a count for injunction against the Defendant to exclude and prohibit internet postings. Such lawsuit was filed in the Circuit Court in Hillsborough County, Florida. Such suit is based upon internet postings on www.investorshub.com. On or about October 15, 2015, the Company and Volentine entered into a stipulation whereby Volentine admitted to his tortious conduct, however the stipulated damages agreed to were rejected by the Court, and the Company is proceeding to trial on damages against Volentine in a non-jury trial on December 1, 2015. The Defendant is the subject of a contempt of court motion which was heard on April 7, 2016, whereby the Court found a violation and modified the injunction against the Defendant, and imposed other matters of potential penalties against the Defendant. The Court also awarded attorney’s fees against the Defendant on behalf of Seafarer for such motion. The Defendant subsequently attempted to have such ruling, evidence and testimony attacked through a motion heard before the Court on October 24, 2016. The Court dismissed the Defendant’s motion after presentation of the Defendant’s case at the hearing. The Plaintiff has set the matter for entry of the attorney’s fees amount due from the Defendant for hearing in December 2016. As well the Plaintiff has set for hearing its motion for sanctions in the form of attorney’s fees for frivolous filing of the October 24th motion, which motion is also set for hearing in December 2016. The Plaintiff filed a renewed and amended motion for punitive damages in the case on September 11, 2016, which has not been set for hearing. The Defendant had also filed a motion for summary judgment on the matter of notice entitlement pre-suit, which motion is pending before the Court. The Plaintiff filed a motion for sanctions against the Defendant for the motion for summary judgment being frivolous under existing law, and such motion is pending ruling on the motion. On December 7, 2016, the Court held a hearing on the Defendant’s motion for sanctions, and essentially attempting to rehear the motion for contempt against the Defendant. The Court dismissed the Defendant’s motions, and renewed the ability of the Company to seek attorney’s fees on such matter, which hearing has not been set at present. On February 28, 2017, the Court entered an Order denying the Defendant’s motion for summary judgment. The Company has filed a motion for punitive damages in March 2021 to be added to the cause of action and to be heard by the Court. The counsel for Volentine filed a motion to withdraw which was granted on March 7, 2021, and Volentine was given 60 days to obtain new counsel or proceed without such. The Company is seeking to get such matter to trial as soon as possible. Volentine, as of the date of this publication, has not obtained new counsel.

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

On January 18, 2022, Seafarer received notification from the Circuit Court of the Thirteenth Judicial Circuit that 61,183,645 restricted common shares from the Defendant could be returned to the Plaintiff. On January 19, 2022, such shares were returned to the treasury stock of Seafarer and accounted for by Seafarer’s transfer agent. The settlement also included “Defendant (Torres) has agreed and hereby it is recognized by the Court that Defendant has made a full retraction of his assertions…” and agreed to pay back an undisclosed amount of money to Seafarer and agreed to pay back an undisclosed amount of money to Seafarer that the Company does not anticipate being able to collect.

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

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0079 and $0.0023 for the year ended December 31, 2021, and $0.0031 and $0.0179 for the year ended December 31, 2020. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low intraday prices for our common stock during each quarter for 2021 and 2020 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2020	0.0179	0.0072
June 30, 2020	0.0120	0.0055
September 30, 2020	0.0089	0.0031
December 31, 2020	0.0080	0.0042
March 31, 2021	0.00079	0.0046
June 30, 2021	0.0070	0.0029
September 30, 2021	0.0067	0.0032
December 31, 2021	0.0050	0.0023

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

Additionally, investors in penny stocks should be aware that in recent years the ability to deposit restricted shares has become significantly more difficult and expensive due to burdensome administrative requirements and finding broker-dealers willing to accept deposits of low priced securities.

Approximate Number of Holders of Common Stock

As of March 31, 2022, there were approximately 2,054 shareholders of record of our common stock.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 205, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2021 and 2020. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company’s future earnings, if any, the Company’s financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales and Other Issuances of Unregistered Securities

During the year ended December 31, 2021, the Company issued 79,337,336 shares for various consulting services for board of directors’ fees, advisory council fees, and fees to other service providers. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the year ended December 31, 2021, the Company entered into subscription agreements to sell 720,353,061 shares of its restricted common stock in exchange for proceeds of $1,530,110. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2021, the Company issued 59,944,277 shares of restricted common stock to settle $283,202 of principal and accrued interest owed on various convertible notes payable. The Company also issued 1,000,000 shares of restricted common stock as an equity kicker to a convertible note holder. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2021 and 2020, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Warrants

The Company did not issue any warrants during the years ended December 31, 2021 and 2020. Please see Note 7 – Stockholders’ Deficit for a list of warrants outstanding at December 31, 2021 and 2020.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure and technology to engage in the archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks and to eventually monetize the recovery of the shipwrecks without selling the treasure by creating revenue through media and technology alternatives for different industry sectors. Once artifacts have been properly conserved, they may be made available for scientific research and allowed to be displayed for the public. The Company’s secondary business is to attempt to develop revenue streams to support its historic shipwreck exploration and recovery operations. Such revenue streams will complement the technology developed by Seafarer.

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

In order to potentially find more efficient methods to explore and document historical shipwrecks, the Company has investigated various technologies and non-scientific methodologies. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. The ongoing developmental work and improvements to the SeaSearcher have been expensive and Management anticipates that the expenses for these development costs will continue to be incurred for the foreseeable future. Advances in algorithms and artificial intelligence (AI) will continue indefinitely while the present model can be currently used in the field. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses.

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

Moreover, in the past few years several major brokerage firms have indicated that they will not allow their clients to deposit stock certificates of low priced stocks. Some securities clearing firms who used to clear low priced securities for multiple brokerage firms have shut down or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it may be extremely difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities. The Company is a current and fully reporting company and has been for almost 14 years.

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has worked in combination with its technology development partner, Wild Manta Labs, to build a research and conservation lab with full x-ray equipment and detailed metal identification analysis.

●	The Company has generated very limited revenues to date. Management does not believe that the Company will generate any significant revenues for the foreseeable future.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies. The Company is actively looking to work with revenue producing companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technologies. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive for a small company.

●	The Company has investigated media opportunities to develop content centered on its specific historic shipwreck exploration and recovery activities as well as the historic shipwreck and related historical period genre in general and will continue to evaluate various media strategies.

Other Information

There are very strict international, federal and state laws that govern the exploration and recovery of historic shipwrecks. While the Company has been able to obtain some permits, there is no guarantee that the Company will be able to secure future permits or enter into agreements with government agencies in order to explore and salvage historic shipwrecks. Seafarer believes they are the only company to be issued a full recovery permit by FBAR since 1986, other than one entity with an Admiralty Claim. This demonstrates the difficulty of obtaining a recovery permit from FBAR. There is a risk that government entities may enact legislation that is so strict that any recovery of artifacts and cargo from historic shipwrecks will be nearly impossible. Additionally, permits and agreements with governmental agencies to conduct historic shipwreck exploration and recovery operations are expensive, in terms of both direct costs and ongoing compliance costs. It is also possible that the Company will not be successful in obtaining title or permission to excavate certain wrecks, even if the law allows it. It is possible that permits that are sought for potential future international projects may never be issued, and if issued, may not be legal or honored by the entities that issued them. For the above reasons, the Company has extended its research into shipwrecks outside of State waters.

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

The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, work halts based on biased predispositions with no authority given by rule 1A-31, etc. Existing permits and agreements may be put on hold or suspended without notice for lengthy periods of time due to administrative issues and disagreements over the terms and conditions. The length of time it takes to obtain permits, enter into agreements, or rectify any conditions that are causing a permit to be suspended or on hold may cause the Company to expend significant resources while gearing up to do work with little or no visibility as to timing. An example of delays implemented by FBAR for Seafarer’s permitted Area 2 in Melbourne Beach, Seafarer was prevented from performing certain activities authorized under the permit for 747 days out of the 1095 days during the course of the last three year permit for Area 2 even though the permit was active.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2022.

At December 31, 2021 and 2020 the Company had working capital deficits of $1,668,699 and $1,158,747 respectively. The working capital deficit increased by $509,952, a percentage increase of approximately 44%, from 2020 to 2021. The year-over-year increase in the Company’s working capital deficit may indicate that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent due to this significant working capital deficit and the lack of meaningful cash flow from its operations. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Year Ended December 31, 2021 Results of Operations Compared to Year Ended December 31, 2020

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the years ended December 31, 2021 and 2020, the Company generated $23,761 and $10,622 in revenue respectively, which is shown as service income on the accompanying consolidated statements of operations.

Net Losses

The Company’s net loss for the years ended December 31, 2021 and 2020 was $2,625,414, and $2,660,813, respectfully, a year-over-year decrease of approximately 1.33%.

Operating Expenses

Operating expenses were $2,369,381 for the year ended December 31, 2021 versus $2,709,828 for the year ended December 31, 2020, a decrease of 12.6%. The decrease in operating expenses in 2021 was primarily due to decreases in consulting and contractor expenses, vessel maintenance and dockage expenses, and professional fees. During the year ended December 31, 2021, consulting and contractor expenses were $1,234,353 compared to $1,542,145 during the year ended December 31, 2020, a decrease of 20.0%. The primary reason for the decrease in consulting and contractor expenses was that the Company did not use as much labor in its operations and had lower overall consulting expenses. Vessel maintenance expenses were $109,182 during 2021 versus $193,844 during the same period in 2020, a decrease of 43.7%. The Company made fewer major repairs to its exploration and recovery vessels in 2021 and did not use its previous main salvage vessel which was kept in dry dock due to extensive repair issues. Research and development expenses were $439,816 in 2021 versus research and development expenses of $463,468 in 2020, a decrease of approximately 5.1%. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device and related technology. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the year ended December 31, 2021, the Company incurred professional fee related expenses of $83,196 versus $136,786 during the year ended December 31, 2020, a decrease of 39.2%. In 2021 the Company paid fewer legal fees than it did during 2020 due to lower usage of legal services for permitting issues, which is the primary reason for the year-over-year decrease in professional fees. General and administrative expenses for the year ended December 31, 2021 were $376,696 compared to $244,328 for the year ended December 31, 2020, an increase of 54.2%. General and administrative fees increased in 2021 due to a higher salary being paid to the Company’s CEO. Depreciation expense was $21,860 for the year ended December 31, 2021 and $20,379 in 2020. Rent expense was $41,182 in 2021 versus $$41,986 in 2020, a 1.9% year-over-year decrease. Travel and entertainment expenses for the year ended December 31, 2021 were $63,096 versus $66,892 for the year ended December 31, 2020, a decrease of 5.7%.

Other Income (Expenses)

Other income (expense) was $(279,794) during the year ended December 31, 2021 versus $38,393 during the year ended December 31, 2020, a change of $318,187. The 828.8% increase in other income (expense) in 2021 was primarily due to a large decrease in the disposal of an investment and decrease in interest expense. Gain on disposal of investment was $0 during the year ended December 31, 2021 versus $354,000 in the same period in 2020, see Note 5 – Investment in Probability and Statistics, Inc. Interest expense for the year ended December 31, 2021 was $177,499 versus $286,720 for the same period in 2020, a decrease of 38.1%. The decrease in interest expense was due to a decrease in amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $121,847 during the year ended December 31, 2021 versus $34,375 during the same period in 2020. Net loss on settlement of accounts payable was $448 during the year ended December 31, 2021 versus $4,512 for the same period in 2020. Gain on sale of asset was $20,000 during the year ended December 31, 2021 versus $5,500 in the same period in 2020. The Company received dividend income of $0 and $4,500 during the years ended December 31, 2021 and 2020, respectively.

Cash Flows from Operating Activities

For the year ended December 31, 2021 net cash flows used in operating activities was $1,715,582.

For the year ended December 31, 2020 net cash flows used in operating activities was $1,885,788.

Cash Flows from Investing Activities

For the year ended December 31, 2021 net cash flows from investing activities was $20,000. The increase in net cash flow from investing activities is attributable to the proceeds received from the sale of a vessel.

For the year ended December 31, 2020 net cash flows from investing activities was $(6,500).

Cash Flows from Financing Activities

For the year ended December 31, 2021 net cash provided by financing activities was $1,590,510.

For the year ended December 31, 2020 net cash provided by financing activities was $1,460,624.

Liquidity and Capital Resources

At December 31, 2021, the Company had $81,801 cash in the bank. During the years ended December 31, 2021 and 2020 the Company incurred net losses of $2,625,414 and $2,660,813, respectively. At December 31, 2021, the Company had $85,551 in current assets and $1,754,250 in current liabilities, leaving the Company a working capital deficit of $1,668,699.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2021. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely prohibitive, especially given that the Company does not currently generate any significant revenues and does not expect to generate any significant revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates that the vessels utilized by the Company in its operations will need continuous and unavoidable repairs and maintenance, particularly if the Company ramps up its operational footprint and is working on more than one site simultaneously as anticipated. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2021 and 2020 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2021 and 2020, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2021, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $2,345,620 for the year ended December 31, 2021 and $2,699,206 for the year ended December 31, 2020. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate positive cash flow or a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seafarer Exploration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

3001 N. Rocky Point Dr. East Suite 200 ● Tampa, Florida 33607 ● 813.367.3527

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

We have served as the Company’s auditor since 2020.

Tampa, Florida

March 31, 2022

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash	$81,801	$186,873
Prepaid expenses	3,000	123,039
Deposits	750	750
Total current assets	85,551	310,662

Property, plant and equipment, net	176,476	197,336
Right of use asset	27,011	41,991
Total Assets	$289,038	$549,989

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$517,038	$350,785
Deferred revenue	140,000	-
Convertible notes payable, net of discounts of $0 and $13,425, respectively	-	31,575
Convertible notes payable, related parties, net of discounts of $3,864 and $24,431, respectively	2,136	86,169
Convertible notes payable, in default	235,300	308,300
Convertible notes payable, in default - related parties	638,500	527,900
Notes payable	50,000	-
Notes payable, in default	128,000	130,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	7,900	1,500
Lease liability, current	16,876	14,680
Total current liabilities	1,754,250	1,469,409

Lease liability, long-term	10,718	27,594
Total Liabilities	1,764,968	1,497,003

Commitments and contingencies (Note 9)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2021 and 2020	-	-
Series B - 60 shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 6,176,318,579 and 5,315,683,905 shares issued and outstanding at December 31, 2021 and 2020, respectively	617,632	530,315
Common stock to be issued, $0.0001 par value, 37,750,000 and 1,500,000 shares outstanding at December 31, 2021 and 2020, respectively	3,775	150
Unearned compensation	(261,536)	(67,058)
Additional paid in capital	20,714,410	18,514,376
Accumulated deficit	(22,550,211)	(19,924,797)
Total Stockholders’ Deficit	(1,475,930)	(947,014)
Total Liabilities and Stockholders’ Deficit	$289,038	$549,989

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Revenue:
Service income	$23,761	$10,622

Operating Expenses
Consulting and contractor expenses	1,234,353	1,542,145
Research and development	439,816	463,468
General and administrative expense	376,696	244,328
Vessel maintenance and dockage	109,182	193,844
Professional fees	83,196	136,786
Travel and entertainment expense	63,096	66,892
Depreciation expense	21,860	20,379
Rent expense	41,182	41,986
Total operating expenses	2,369,381	2,709,828

Net loss from operations	(2,345,620)	(2,699,206)

Other income (expense)
Interest expense	(177,499)	(286,720)
Loss on extinguishment of debt	(121,847)	(34,375)
Net loss on settlement of accounts payable	(448)	(4,512)
Gain on sale of asset	20,000	5,500
Gain on disposal of investment	-	354,000
Dividend income	-	4,500
Total other income (expenses)	(279,794)	38,393

Provision for income tax	-	-

Net loss	$(2,625,414)	$(2,660,813)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,645,802,431	4,946,696,428

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Unearned Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019	7	$-	60	$-	4,761,162,383	$474,863	11,620,000	$1,162	$-	$16,581,432	$(17,263,984)	$(206,527)

Common stock issued for cash	-	-	-	-	425,777,619	42,578	-	-	-	1,256,446	-	1,299,024

Stock issued for services	-	-	-	-	136,842,821	13,684	-	-	(67,058)	804,790	-	751,416

Shares cancelled and returned to treasury in exchange for cancellation of Investment in P & S, Inc.	-	-	-	-	(60,000,000)	(6,000)	-	-	-	(426,000)	-	(432,000)

Stock issued for purchase of vehicle	-	-	-	-	1,000,000	100	-	-	-	5,900	-	6,000

Shares issued for charitable contribution	-	-	-	-	1,000,000	100	-	-	-	9,600	-	9,700

Stock issued to convert NP and Accrued Interest	-	-	-	-	39,781,082	3,978	-	-	-	80,108	-	84,086

Shares reclassed from common stock to be issued	-	-	-	-	10,120,000	1,012	(10,120,000)	(1,012)	-	-	-	-

Beneficial conversion feature	-	-	-	-	-	-	-	-	-	202,100	-	202,100

Net Loss	-	-	-	-	-	-	-	-	-	-	(2,660,813)	(2,660,813)

Balance December 31, 2020	7	-	60	-	5,315,683,905	530,315	1,500,000	150	(67,058)	18,514,376	(19,924,797)	(947,014)

Common stock issued for cash	-	-	-	-	720,353,061	72,035	-	-	-	1,458,075	-	1,530,110

Stock issued to convert notes payable and accrued interest	-	-	-	-	59,944,277	5,993	-	-	-	277,209	-	283,202

Stock issued for services	-	-	-	-	79,337,336	9,189	36,250,000	3,625	(273,500)	458,568	-	197,882

Amortization of unearned compensation	-	-	-	-	-	-	-	-	79,022	-	-	79,022

Equity kicker	-	-	-	-	1,000,000	100	-	-	-	182	-	282

Beneficial conversion feature	-	-	-	-	-	-	-	-	-	6,000	-	6,000

Net Loss	-	-	-	-	-	-	-	-	-	-	(2,625,414)	(2,625,414)

Balance December 31, 2021	7	$-	60	$-	6,176,318,579	$617,632	37,750,000	$3,775	$(261,536)	$20,714,410	$(22,550,211)	$(1,475,930)

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,625,414)	$(2,660,813)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21,860	20,379
Amortization of beneficial conversion feature and loan fees	39,992	239,592
Amortization of unearned compensation	79,022	-
Common stock issued for services	197,882	751,416
Common stock issued for a charitable contribution	-	9,700
Gain on sale of asset	-	(5,500)
Gain on disposal of investment	-	(354,000)
Loss on extinguishment of debt	121,847	34,375
Net loss on settlement of accounts payable	448	4,512
Decrease (increase) in:
Prepaid expenses	120,039	36,471
Increase (decrease) in:
Accounts payable and accrued expenses	188,742	38,080
Deferred revenue	140,000	-
Net cash from operating activities	(1,715,582)	(1,885,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(12,000)
Proceeds from sale of asset	20,000	5,500
Net cash from investing activities	20,000	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,530,110	1,299,024
Proceeds from the issuance of convertible notes payable	-	206,600
Proceeds from the issuance of convertible notes payable, related party	6,000	-
Proceeds from the issuance of notes payable	50,000	-
Payments on notes payable	(2,000)	(45,000)
Proceeds from shareholders	6,400	-
Net cash provided by financing activities	1,590,510	1,460,624

NET CHANGE IN CASH	(105,072)	(431,664)
CASH, BEGINNING OF PERIOD	186,873	618,537
CASH, END OF PERIOD	$81,801	$186,873

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$283,202	$84,086
Operating lease liabilities and right of use asset	$-	$48,957
Beneficial conversion feature on convertible notes payable	$6,000	$202,100
Stock issued for prepaid services	$-	$220,650
Stock issued to purchase vehicle	$-	$6,000

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

Florida Division of Historical Resources Agreements/Permits

The Company successfully renewed its permits for both Areas 1 and 2 for the Melbourne Beach site. The Area 1 permit was renewed on March 1, 2019 for a period of three years. The Area 2 permit was renewed on January 14, 2019 for a period of three years. Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Area 2 on July 29, 2021. In January of 2022, Seafarer received notification from the Florida Division of Historical Resources (“FDHR”) that its permit for Area 2, which was set to expire on January 19, 2022, has been continued indefinitely while the renewal request was being processed. The existing permits will continue until the renewal is finalized or rejected. Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Area 1 on July 29, 2021. On March 2, 2022, Seafarer received notification that the permit would continue indefinitely with the same terms as Area 2.

Federal Admiralty Judgement

As previously noted on its form 8-K filed on November 22, 2017, Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site. The Company is conducting limited exploration operations at the Juno Beach shipwreck site while it awaits updated permitting from the Army Corp of Engineers and the Florida Department of Environmental Protection.

Blockchain Software Services Referral Agreements

Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. Blockchain also has a reseller agreement with a separate company that sells a blockchain related security product. Blockchain did not generate any revenues during the year ended December 31, 2021. Management is reviewing potential alternate plans for Blockchain and believes that it is highly unlikely that Blockchain will generate revenue in 2022.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $22,550,211 as of December 31, 2021. During the year ended December 31, 2021, the Company’s net loss was $2,625,414 and at December 31, 2021, the Company had a working capital deficit of $1,668,699. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2022. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation that has been reported as being near a 40 year high and had recently increased nearly 7% on a year-over-year basis from 2020 to 2021 and the rising cost of fuel. The increasing inflation in the overall economy may lead to higher interest rates which may make it more expensive or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The increase in the cost of fuel may hamper the Company’s ability to conduct operations.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2021 and 2020. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $439,816 and $463,468 for the years ended December 31, 2021 and 2020, respectively.

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

The potentially dilutive common stock equivalents for the years ended December 31, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of December 31, 2021 and 2020, there were approximately 648,056,162 and 663,053,249 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020 the Company purchased a vehicle with an estimated useful life of seven years. As of December 31, 2021, these are the only capital assets owned by the Company.

Depreciation expense was $21,860 and $20,379 for the years ended December 31, 2021 and 2020, respectively, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended December 31, 2021 and 2020.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended December 31, 2021 and 2020 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the years ended December 31, 2021 and 2020 (see Note 11 – Segment Information).

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

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2021 and 2020, the Company recorded $18,403 and $10,398, respectively, as operating lease expense, which is included in rent expense on the consolidated statements of operations.

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

Right-of-use assets at December 31, 2021 and 2020 are summarized below:

	December 31, 2021	December 31, 2020
Office lease	$48,957	$48,957
Less accumulated amortization	(21,946)	(6,966)
Right of use assets, net	$27,011	$41,991

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating lease liabilities are summarized below:

	December 31, 2021	December 31, 2020
Office lease	$27,594	$42,274
Less: current portion	(16,876)	(14,680)
Long term portion	$10,718	$27,594

Maturity of lease liabilities are as follows:

Year ended December 31, 2022	$18,641
Year ended December 31, 2023	11,080
Total future minimum lease payments	29,721
Less: Present value discount	(2,127)
Lease liability	$27,594

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

The investment in P&S was valued at $78,000 based on the fair value of the Company’s shares issued to P&S on the date of the share exchange agreement and is being accounted for as a cost method investment. The Company received dividends from P&S during the years ended December 31, 2021 and 2020 of $0 and $4,500 respectively, which have been presented as dividend income on the consolidated statements of operations.

In August of 2020, the Company and P&S entered into a new agreement to effectively unwind the previous share exchange agreement. Under the terms of the new agreement, Seafarer agreed to exchange 10,000 shares of P&S for 60,000,000 shares of its common stock. As a result of the transaction in August of 2020, the Company realized a disposal of investment of $354,000.

Seafarer also has an agreement with P&S to receive referral fees. Under the terms of the agreement, P&S has agreed to pay a 7% referral fee to the Company when P&S receives cash flows from providing blockchain software services to entities that were referred by the Company. The agreement is ongoing and has no expiration date, however the Company does not anticipate that it will receive any referral fees from P&S in the future. During the years ended December 31, 2021 and 2020, P&S paid a total of $0 and $4,200, respectively, of referral fees to the Company. These amounts are included in service income in the consolidated statements of operations.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

PAYABLE

The following table reflects the convertible notes payable as of December 31, 2021 and 2020:

	Issue Date	Maturity Date	December 31, 2021	December 31, 2020	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	09/01/20	03/01/21	$-	$45,000	6.00%	0.0030
Face value			-	45,000

Less unamortized discounts			-	(13,425)

Balance convertible notes payable			$-	$31,575

	Issue Date	Maturity Date	December 31, 2021	December 31, 2020	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties
	08/06/20	02/06/21	$—	$25,200	6.00%	0.0035
	08/06/20	02/06/21	—	35,000	6.00%	0.0035
	08/14/20	02/14/21	—	50,400	6.00%	0.0035
	10/13/21	04/13/22	3,000	—	2.00%	0.0020
	11/10/21	05/10/22	3,000	—	2.00%	0.0020
Face value			6,000	110,600

Less unamortized discounts			(3,864)	(24,431)

Balance convertible notes payable - related parties			$2,136	$86,169

Issue Date	Maturity Date	December 31, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
10/30/13	10/30/14	-	50,000	6.00%	0.0125
05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
04/04/16	10/04/16	-	10,000	6.00%	0.0010
07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
10/29/18	04/29/19	-	3,000	6.00%	0.0007
01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
03/16/19	09/16/19	-	10,000	6.00%	0.0010
09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default		$235,300	$308,300

Issue Date	Maturity Date	December 31, 2021	December 31, 2020	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	-	6.00%	0.0035
08/06/20	02/06/21	35,000	-	6.00%	0.0035
08/14/20	02/14/21	50,400	-	6.00%	0.0035
Balance convertible notes payable - related parties, in default		$638,500	$527,900

Balance all convertible notes payable		$875,936	$953,944

Notes Payable

The following tables reflect the notes payable at December 31, 2021 and 2020:

	Issue Date	Maturity Date	December 31, 2021	December 31, 2020	Rate
			Principal Balance	Principal Balance
Notes payable
	12/08/21	01/08/22	$50,000	$-	6.00%
Balance notes payable			$50,000	$-

	Issue Date	Maturity Date	December 31, 2021	December 31, 2020	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	18,000	20,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default			$128,000	$130,000

	Issue Date	Maturity Date	December 31, 2021	December 31, 2020	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$196,500	$148,500

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the years ended December 31, 2021 and 2020, the Company recognized beneficial conversion features totaling $6,000 and $202,100, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. For the years ended December 31, 2021 and 2020, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $40,000 and $240,000 which is included in interest expense on the consolidated statements of operations.

New Convertible Notes Payable Issued During the Years Ended December 31, 2021 and 2020

During the year ended December 31, 2021, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In October of 2021, the Company entered into a convertible promissory note agreement in the amount of $3,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 2% per annum and the principal and accrued interest is due on or before April 13, 2022. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.

In November of 2021, the Company entered into a convertible promissory note agreement in the amount of $3,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 2% per annum and the principal and accrued interest is due on or before May 10, 2022. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.

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

Note Conversions

During the year ended December 31, 2021:

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

Repayment of Promissory Note

During the years ended December 31, 2021 and 2020, the Company repaid a total of $2,000 and $45,000, respectively, of the principal of a promissory note with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at December 31, 2021 was $18,000.

Shareholder Loan

At December 31, 2021, the Company had the following four loans outstanding to its CEO in the aggregate amount of $7,900:

-	A loan with no due date with a $1,500 remaining balance and an interest rate of 2% and a conversion rate of $0.0005;

-	A loan due on October 26, 2021 with a remaining balance of $4,000 and an interest rate of 1%;

-	A loan due on January 22, 2022 with a remaining balance of $1,400 and an interest rate of 1%; and

-	A loan due on January 26, 2022 with a remaining balance of $1,000 and an interest rate of 1%;

Repayment of Shareholder Loan

During the year ended December 31, 2021 the Company repaid its CEO $2,000 for a loan dated April 26, 2021 that had an original principle balance of $6,000.

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

Series A Preferred Stock

At December 31, 2021 and 2020, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

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

Common Stock Issuances

During the year ended December 31, 2021, the Company issued or is to issue the following shares of restricted common stock:

-	720,353,061 restricted shares for total proceeds of $1,530,110.

-	59,944,277 restricted shares to settle $283,202 of principal and accrued interest owed on various convertible notes payable. The Company had a loss on extinguishment of debt totaling $121,847.

-

79,337,336 restricted shares for services provided by consultants, contractors, advisory members, board members, and other service providers with a value of $197,882. The Company determined the fair value of the shares issued using the stock price on date of issuance. Compensation expense is recognized as the services are provided to the Company.

-	1,000,000 restricted shares issued as a financing fee to a convertible promise note holder.

During the year ended December 31, 2020, the Company issued or is to issue the following shares of restricted common stock:

-	425,777,619 shares for total proceeds of $1,299,024.

-	136,842,821 restricted shares for services provided by consultants, contractors, advisory members, board members, and other service providers. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company. For the year ended December 31, 2020, the Company incurred $751,416 of compensation expense for stock issued for services and have prepaid expenses of $123,039 at December 31, 2020 for stock issued prior to services being performed. The Company recorded unearned compensation of $67,058 on its consolidated balance sheet for the year ended December 31, 2020.

-	39,781,082 shares to settle $84,086 of principle and accrued interest owed on various convertible notes payable and one note payable.

-	1,000,000 shares valued at $6,000 for the purchase of a vehicle. The Company determined the fair value of the shares issued for the purchase of the vehicle using the stock price on the date of the bill of sale.

-	1,000,000 shares valued at $9,700 issued as charitable contributions to a charity. The Company determined the fair value of the shares issued using the stock price on date of issuance.

-	60,000,000 shares were cancelled and returned to the treasure (See Note 5 – Investment in Probability and Statistics, Inc.).

-	10,120,000 restricted shares reclassed from common stock to be issued.

Warrants and Options

The Company did not issue any warrants or options during the years ended December 31, 2021 and 2020.

At December 31, 2021, the Company had warrants to purchase a total of 4,000,000 shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at December 31, 2021 and 2020:

	Number of	Weighted Average	Weighted Average	Average
	Warrants	Exercise Price	Remaining Life (Years)	Intrinsic Value
Outstanding, December 31, 2019	8,000,000	$0.0040	1.83	$0.0038
Granted	-	-	-	-
Forfeited or expired	(4,000,000)	0.0030	-	0.0033
Exercised	-	-	-	-
Outstanding, December 31, 2020	4,000,000	$0.0050	1.92	$0.0013
Exercisable, December 31, 2020	4,000,000	$0.0050	1.92	$0.0013
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 21, 2021	4,000,000	$0.0050	0.92	$0.0010
Exercisable, December 21, 2021	4,000,000	$0.0050	0.92	$0.0010

NOTE 8 – INCOME TAXES

At December 31, 2021 and 2020, the Company had available Federal and state net operating loss carry forwards (“NOLs”) to reduce future taxable income. The amounts available were approximately $22,600,000 and $19,925,000, respectively, for Federal purposes. The potential tax benefit arising from the NOLs of approximately $14,600,000 from the period prior to the Act’s effective date will begin to expire in 2033. The potential tax benefit arising from the net operating loss carryforward of approximately $5,414,960 generated from the period following the Act’s effective date can be carried forward indefinitely within the annual usage limitations. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2021 and 2020, the Company did not have a liability for unrecognized tax benefits.

The valuation allowance at December 31, 2021 was $5,414,960. The net change in valuation allowance during the year ended December 31, 2021 was $1,230,960. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2021 and 2020, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2021	December 31, 2020
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	(24.96)%	(24.96)%
Valuation allowance	24.96%	24.96%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2021 and 2020, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $22,600,000 and $19,925,000, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2021 and 2020.

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company has had extensive dealings with related parties including the following:

In April of 2021, Seafarer’s CEO provided a loan to the Company in the amount of $6,000. The loan pays a 1% annual rate of interest, is due and payable on October 26, 2021 and is not secured.

In October of 2021, the Company entered into a convertible promissory note agreement in the amount of $3,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 2% per annum and the principal and accrued interest is due on or before April 13, 2022. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.

In October of 2021, Seafarer’s CEO provided a loan to the Company in the amount of $1,400. The loan pays a 1% annual rate of interest, was due and payable on January 25, 2022 and is not secured.

In October of 2021, Seafarer’s CEO provided a loan to the Company in the amount of $1,000. The loan pays a 1% annual rate of interest, was due and payable on January 26, 2022 and is not secured.

In November of 2021, the Company entered into a convertible promissory note agreement in the amount of $3,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 2% per annum and the principal and accrued interest is due on or before May 10, 2022. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.

In December of 2021, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the Board members via payment of 10,000,000 restricted shares of its common stock each, an aggregate total of 40,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a variable amount per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2021 and 2020, the Company paid the related party consultant fees of $15,000 and $58,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2021 and 2020, the Company owed the related party limited liability company $0.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2021 and 2020 the Company paid the related party limited liability company fees of $12,025 and $11,295 respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. During the years ended December 31, 2021 and 2020, the Company also paid the related party limited liability 1,000,000 and 0 shares of the Company’s restricted common stock, valued at $5,100, and $0, respectively, as a bonus. All of the fees paid to the related party limited liability company are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2021 and 2020, the Company owed the related party limited liability company $0.

During the years ended December 31, 2021 and 2020, the Company paid a related party consultant fees of $38,000 and $18,750 respectively for marketing and administrative services rendered to the Company’s Blockchain subsidiary. Additionally, during the years ended December 31, 2021 and 2020, the Company paid the related party consultant 6,000,000 shares, valued at $30,600, and 0 shares, respectively, of the Company’s restricted common stock as further compensation to offset cash payments for extra work and as a retention bonus. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

During the years ended December 31, 2021 and 2020 the Company paid a related party individual fees of $8,500 and $0 respectively, for graphic design services. $5,500 of the fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations and $3,000 of the fees were recorded as a prepaid expense on the accompanying consolidated balance sheets.

During the years ended December 31, 2021 and 2020 the Company paid fees of $31,943 and $24,000 to one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors.

During the years ended December 31, 2021 and 2020 the Company paid fees of $22,000 and $20,000 to a limited liability company controlled by one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors,

During the year ended December 31, 2020, the Company has had extensive dealings with related parties including the following:

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

Shareholder Loan Repayment

During the year ended December 31, 2021 the Company repaid its CEO $2,000 for a loan dated April 26, 2021 that had an original principle balance of $6,000.

At December 31, 2021, the following promissory notes and shareholder loans were outstanding to related parties:

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

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the years ended December 31, 2021 and 2020 incurred by the two separate segments below.

During the years ended December 31, 2021 and 2020, Blockchain revenues of $0 and $4,200 respectively, were 0% and 39.6%, respectively, of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the year ended December 31, 2021 is as follows:

	December 31, 2021	December 31, 2021	December 31, 2021
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$23,761	$23,761

Total operating expenses	45,143	2,324,238	2,369,381

Net loss from operations	$(45,143)	$(2,300,477)	$(2,345,620)

Segment information relating to the Company’s two operating segments for the year ended December 31, 2020 is as follows:

	December 31, 2020	December 31, 2020	December 31, 2020
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$4,200	$6,422	$10,622

Total operating expenses	23,469	2,686,359	2,709,828

Net loss from operations	$(19,269)	$(2,679,937)	$(2,699,206)

NOTE 12 – SUBSEQUENT EVENTS

On January 18, 2022, Seafarer received notification from the Circuit Court of the Thirteenth Judicial Circuit that 61,183,645 restricted common shares from the Defendant could be returned to the Plaintiff. On January 19, 2022, such shares were returned to the treasury stock of Seafarer and accounted for by Seafarer’s transfer agent. The settlement also included “Defendant (Torres) has agreed and hereby it is recognized by the Court that Defendant has made a full retraction of his assertions…” and agreed to pay back an undisclosed amount of money to Seafarer that the Company does not anticipate being able to collect.

Subsequent to December 31, 2021 the Company sold or issued shares of its restricted common stock as follows:

(i)	sales of 328,000,000 shares of restricted common stock under subscription agreements for proceeds of $664,000; and

(ii)	issuance of 33,885,913 shares of restricted common stock to various service providers.

Subsequent to December 31, 2021 the following loans went into default:

1)	A loan due to the Company’s CEO in the amount of $1,400 was due January 25, 2022; and

2)	A loan due to the Company’s CEO in the amount of $1,000 was due January 26, 2022.

Subsequent to December 31, 2021 the following loans were repaid:

1)	A convertible promissory with a face value of $50,000 that was due January 8, 2022 was paid in full prior to the due date.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2021. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of December 31, 2021, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2021.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	62	President, CEO, Chairman of the Board
Charles Branscumb	61	Director
Robert L. Kennedy	70	Director
Bradford Clark	52	Director
Thomas Soeder	75	Director

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

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/21	$281,973	--	--	--	--	--	$1,034	$283,007
	12/31/20	$97,550	--	--	--	--	--	$1,551	$99,101

(1)	Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2021 and 2020. As of January 1, 2020 the Company’s Board of Directors agreed that the Company will provide a salary and other compensation to Mr. Kennedy after he did not receive a salary or any stock based compensation in years prior to 2020. During the years ended December 31, 2021 and 2020 the Company paid $1,034 and $1,551 respectively in health and dental insurance premiums for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the East Coast of Florida and the Company’s headquarters are located on the West Coast of Florida. The Company determined that it would be less expensive for Mr. Kennedy to use his personal vehicle to travel on Company business rather than to lease a car for him. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company related travel. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his vehicle for Company business and reimburses him for various other Company business related expenses. The Company reimbursed or advanced to Mr. Kennedy $10,301 in 2021 and $14,097 in 2020 for travel related expenses and other Company expenses. The Company also paid $4,183 in 2021 and $4,206 in 2020 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

Officer Compensation

The Company does not have a formal compensation plan in place for its officer. The Company’s Board of Directors authorized Mr. Kennedy to receive a salary, at his discretion based on the Company’s financial position and developments with the business, in 2020 after not paying him a salary since the inception of the Company in 2008. As of the date of the filing of this report the Board of Directors and Mr. Kennedy have been engaged in the process of negotiating a compensation plan that includes stock based payments and other bonuses and incentives with Mr. Kennedy in order to retain his services as the Company’s CEO.

Directors Summary Compensation Table

The following table shows the fees paid to the Company’s Board of Directors for the years ending December 31, 2020 and 2019 for their work as members of the Board of Directors:

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/2021	--	--	--	--	--	--	--	--
	12/31/2020	--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/2021	--	--	$40,000	--	--	--	--	$40,000
	12/31/2020	--	--	$26,000	--	--	--	--	$26,000

Dr. Robert Kennedy (3)	12/31/2021	--	--	$40,000	--	--	--	--	$40,000
	12/31/2020	--	--	$26,000	--	--	--	--	$26,000

Bradford Clark (4)	12/31/2021	--	--	$40,000	--	--	--	--	$40,000
	12/31/2020	--	--	$26,000	--	--	--	--	$26,000

Thomas Soeder (5)	12/31/2021	--	--	$40,000	--	--	--	--	$40,000
	12/31/2020	--	--	$26,000	--	--	--	--	$26,000

(1)	During the years ended December 31, 2021 and 2020 the Company did not pay any Director’s fees to its Chairman of the Board, Kyle Kennedy. The salaries paid to Mr. Kennedy for his services as the Company’s CEO during the years ended December 31, 2021 and 2020 are listed under Item 11 – Executive Compensation and are not listed in the Directors’ compensation table.

(2)	During the years ended December 31, 2021 and 2020 the Company did not pay any fees to Mr. Branscum other than those listed in the Directors’ compensation table.

(3)	During the years ended December 31, 2021 and 2020 the Company did not pay any fees to Dr. Kennedy other than those listed in the Directors’ compensation table.

(4)	During the years ended December 31, 2021 and 2020 the Company paid fees of $31,943 and $24,000 to Mr. Clark for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

(5)	During the years ended December 31, 2021 and 2020 the Company paid fees of $22,000 and $20,000 to a limited liability company controlled by Mr. Soeder for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

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

Our total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2021, there were 6,176,318,579 shares of our common stock outstanding.

This table reflects shares that were issued and outstanding as of December 31, 2021.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Kyle Kennedy - President, CEO and Chairman of the Board [3]	35,500,000	*
Charles Branscum – Director	119,000,000	1.93%
Dr. Robert L. Kennedy – Director	154,690,267	2.50%
Bradford Clark – Director	48,443,555	*
Thomas Soeder – Director	76,784,787	1.24%
Maximilian Thyssen - Shareholder	398,794,247	6.46%
All Directors and Officers and 5% or greater holders as group (6 persons)	833,212,856	13.49%

* Less than 1%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.

(2)	Percentages are based on 6,176,318,579 shares of common stock issued and outstanding at December 31, 2021.

(3)	For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include: 35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by Mr. Kennedy’s spouse. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 See Note 10 – Related Party Transactions.

Item 14. Principal Accounting Fees and Services

Changes in Registrant’s Certifying Accountant

On April 13, 2020 the Company’s Board of Directors elected to engage Accell Audit and Compliance, LLC as its independent accounting firm and to dismiss its previous independent accounting firm, D. Brooks and Associates CPAs, P.A.

Audit Related Fees

For the years ended December 31, 2021 and 2020, the Company paid $32,500 and $20,000 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements. For the years ended December 31, 2021 and 2020, the Company paid $0 and $12,500 respectively, in fees related to services rendered by our previous principal accountant for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended December 31, 2021 and 2020, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2021 and 2020.

PART IV

Item 15. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Share Exchange Agreement dated June 4, 2008 by and among Organetix, Inc., Seafarer Exploration, Inc. and each of the shareholders of Seafarer Exploration incorporated by reference to Form 8-K filed with the Commission on June 10, 2008.

(3)	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of Organetix, Inc. incorporated by reference to Organetix, Inc.’s Schedule 14C Definitive Information Statement filed with the Commission on May 6, 2008.

3.2	Certificate of Amendment to the Certificate of Incorporation to merge Seafarer Exploration Corp., a wholly-owned subsidiary of the Company into the Company with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Amendment, the Company’s Articles of Incorporation were amended to change its name from Organetix, Inc. to Seafarer Exploration Corp. dated July 17, 2008, incorporated by reference to Form 8-K filed with the Commission on July 24, 2008.

(10)	Material Contracts

10.1	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.2	Seafarers Quest, LLC Operating Agreement dated March 03, 2014, incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

99.1	Temporary Hardship Exemption

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: March 31, 2022	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: March 31, 2022	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: March 31, 2022	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: March 31, 2022	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: March 31, 2022	By:	/s/ Bradford Clark
Bradford Clark, Director