Form 10-K/A
period 2021-12-31
SEAFARER EXPLORATION CORP
filed 2022-04-18
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Seafarer Exploration Corp's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

PART IV

Item 15. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Share Exchange Agreement dated June 4, 2008 by and among Organetix, Inc., Seafarer Exploration, Inc. and each of the shareholders of Seafarer Exploration incorporated by reference to Form 8-K filed with the Commission on June 10, 2008.

(3)	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of Organetix, Inc. incorporated by reference to Organetix, Inc.’s Schedule 14C Definitive Information Statement filed with the Commission on May 6, 2008.

3.2	Certificate of Amendment to the Certificate of Incorporation to merge Seafarer Exploration Corp., a wholly-owned subsidiary of the Company into the Company with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Amendment, the Company’s Articles of Incorporation were amended to change its name from Organetix, Inc. to Seafarer Exploration Corp. dated July 17, 2008, incorporated by reference to Form 8-K filed with the Commission on July 24, 2008.

(10)	Material Contracts

10.1	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.2	Seafarers Quest, LLC Operating Agreement dated March 03, 2014, incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: April 18, 2022	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 18, 2022	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 18, 2022	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: April 18, 2022	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: April 18, 2022	By:	/s/ Bradford Clark
Bradford Clark, Director