Form 10-Q
period 2022-03-31
SEAFARER EXPLORATION CORP
filed 2022-05-16
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 16, 2022, there were 6,572,020,846 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2022

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	Unaudited
Assets
Current assets
Cash	$55,204	$81,801
Prepaid expenses	3,000	3,000
Deposits	750	750
Total current assets	58,954	85,551

Property, plant and equipment, net	171,156	176,476
Right of use asset	23,029	27,011
Total Assets	$253,139	$289,038

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$457,214	$517,038
Deferred revenue	140,000	140,000
Convertible notes payable, related parties, net of discounts of $2,984 and $3,864, respectively	3,016	2,136
Convertible notes payable, in default	235,300	235,300
Convertible notes payable, in default - related parties	638,500	638,500
Notes payable	-	50,000
Notes payable, in default	128,000	128,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	7,900	7,900
Lease liability, current	16,876	16,876
Total current liabilities	1,645,306	1,754,250

Lease liability, long-term	6,745	10,718
Total Liabilities	1,652,051	1,764,968

Commitments and contingencies (Note 9)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Series B - 60 shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 6,477,020,846 and 6,191,318,579 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	647,803	617,632
Common stock to be issued, $0.0001 par value, 23,750,000 and 37,750,000 shares outstanding at March 31, 2022 and December 31, 2021, respectively	2,375	3,775
Unearned compensation	(179,366)	(261,536)
Additional paid in capital	21,428,911	20,714,410
Accumulated deficit	(23,298,635)	(22,550,211)
Total Stockholders’ Deficit	(1,398,912)	(1,475,930)
Total Liabilities and Stockholders’ Deficit	$253,139	$289,038

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Service income	$3,089	$8,703

Operating Expenses
Consulting and contractor expenses	487,698	243,202
General and administrative expense	81,418	119,933
Research and development	61,419	71,254
Vessel maintenance and dockage	51,269	26,827
Professional fees	22,001	13,575
Travel and entertainment expense	15,569	17,467
Rent expense	11,234	9,111
Depreciation expense	5,465	5,465
Total operating expenses	736,073	506,834

Net loss from operations	(732,984)	(498,131)

Other income (expense)
Interest expense	(15,440)	(54,103)
Loss on extinguishment of debt	-	(37,346)
Total other income (expenses)	(15,440)	(91,449)

Net loss	$(748,424)	$(589,580)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,645,802,431	5,354,828,011

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

									Unearned	Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Compensation	Paid in Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021	7	$-	60	$-	6,176,318,579	$617,632	3,77,50,000	$3,775	$(261,536)	$20,714,410	$(22,550,211)	$(1,475,930)

Common stock issued for cash	-	-	-	-	328,000,000	32,800	-	-	-	631,200	-	664,000

Stock issued for services, committed in prior period	-	-	-	-	14,000,000	1,400	(14,000,000)	(1,400)	-	-	-	-

Stock issued for services	-	-	-	-	19,885,913	2,089	-	-	(3,300)	77,183	-	75,972

Cancellation of shares	-	-	-	-	(61,183,646)	(6,118)	-	-	-	6,118	-	-

Amortization of unearned compensation	-	-	-	-	-	-	-	-	85,470	-	-	85,470

Net Loss	-	-	-	-	-	-	-	-	-	-	(748,424)	(748,424)

Balance March 31, 2022	7	$-	60	$-	6,477,020,846	$647,803	23,750,000	$2,375	$(179,366)	$21,428,911	$(23,298,635)	$(1,398,912)

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

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(748,424)	$(589,580)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,465	5,465
Amortization of right of use asset	-	3,609
Amortization of beneficial conversion feature and loan fees	880	37,856
Amortization of unearned compensation	85,478	18,801
Common stock issued for services	75,974	-
Loss on extinguishment of debt	-	37,346
Decrease (increase) in:
Prepaid expenses and deposits	-	32,770
Increase (decrease) in:
Accounts payable & accrued expenses	(59,824)	11,985
Deferred revenue	-	140,000
Operating lease liabilities	-	(3,468)
Net cash used by operating activities	(640,451)	(305,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(145)	-
Net cash used in investing activities	(145)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	663,999	199,550
Payments on notes payable	(50,000)	-
Net cash provided by financing activities	613,999	199,550

NET CHANGE IN CASH	(26,597)	(105,666)
CASH, BEGINNING OF PERIOD	81,801	186,873
CASH, END OF PERIOD	$55,204	$81,207

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited consolidated financial statements of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2022. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2022 or for any future period.

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

The Company’s wholly owned subsidiary Blockchain LogisTech, LLC (“Blockchain”), was formed on April 4, 2018 and began operations in 2019. Blockchain provides customer referrals to a blockchain related software services company. The Company is evaluating Blockchain’s business opportunities and does not believe that Blockchain will generate any significant revenues for the foreseeable future.

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

Blockchain Software Services Referral Agreements

Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. Blockchain also has a reseller agreement with a separate company that sells a blockchain related security product. Blockchain did not generate any revenues during the three month period ended March 31, 2022. Management is reviewing potential alternate plans for Blockchain and believes that it is highly unlikely that Blockchain will generate revenue during 2022.

NOTE 2 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $23,298,635 as of March 31, 2022. During the three month period ended March 31, 2022, the Company’s net loss was $784,424 and at March 31, 2022, the Company had a working capital deficit of $1,586,352. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 16, 2022. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation that has been reported as being near a forty year high and had recently increased nearly 7% on a year-over-year basis from 2020 to 2021 and the rising cost of fuel. The increasing inflation in the overall economy may lead to higher interest rates which may make it more expensive or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The increase in the cost of fuel may hamper the Company’s ability to conduct operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Blockchain which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2022 and December 31, 2021. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2022, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $61,419 and $71,254 for the three month periods ended March 31, 2022 and 2021, respectively.

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

During the three month period ended March 31, 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at March 31, 2022 and December 31, 2021 as deferred revenue.

Earnings Per Share

The Company has adopted the FASB ASC 260-10, Earnings per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the three month periods ended March 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of March 31, 2022 and 2021, there were approximately 661,579,069 and 662,700,583 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense was $5,465 for the three month periods ended March 31, 2022 and 2021, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three month periods ended March 31, 2022 and 2021.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three month periods ended March 31, 2022 and 2021 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the three month periods ended March 31, 2022 and 2021 (see Note 10 – Segment Information).

Convertible Notes Payable

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, Derivatives and Hedging, in accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, which provides guidance on accounting for convertible securities with beneficial conversion features. ASC 470-10 addresses classification determination for specific obligations, such as short-term obligations expected to be refinanced on a long-term basis, due-on-demand loan arrangements, callable debt, sales of future revenue, increasing rate debt, debt that includes covenants, revolving credit agreements subject to lock-box arrangements and subjective acceleration clauses. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Stock Based Compensation

The Company applies the fair value method of FASB ASC 718, Share Based Payment, in accounting for its stock-based compensation. The standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

Fully vested and non-forfeitable shares issued prior to the services being performed are classified as prepaid expenses.

Leases

The Company accounts for leases under Accounting Standards Update (“ASU”) 2016-02. At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

Investments

The Company follows ASC 325-20, Cost Method Investments, to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

NOTE 4 – OPERATING LEASE AND RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 6%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three month periods ended March 31, 2022 and 2021, the Company recorded $4,601 as operating lease expense, which is included in rent expense on the consolidated statements of operations.

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at March 31, 2022 and December 31, 2021 are summarized below:

	March 31, 2022	December 31, 2021
Office lease	$48,957	$48,957
Less accumulated amortization	(25,928)	(21,946)
Right of use assets, net	$23,029	$27,011

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating Lease liabilities are summarized below:

	March 31, 2022	December 31, 2021
Office lease	$23,621	$27,594
Less: current portion	(16,876)	(16,876)
Long term portion	$6,745	$10,718

Maturity of lease liabilities are as follows:

Year ended December 31, 2022	$14,049
Year ended December 31, 2023	11,081
Total future minimum lease payments	25,130
Less: Present value discount	(1,509)
Lease liability	$23,621

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

Convertible Notes Payable

The following tables reflect the convertible notes payable at March 31, 2022 and December 31, 2021:

	Issue Date	Maturity Date	March 31, 2022	December 31, 2021	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties
	10/13/21	04/13/22	$3,000	$3,000	2.00%	0.0020
	11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
Face value			6,000	6,000

Less unamortized discounts			(2,984)	(3,864)

Balance convertible notes payable - related parties			$3,016	$2,136

	Issue Date	Maturity Date	March 31, 2022	December 31, 2021	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default			$235,300	$235,300

	Issue Date	Maturity Date	March 31, 2022	December 31, 2021	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
	01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
	01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
	01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
	01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
	07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
	01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
	05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
	07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
	10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
	07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
	01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
	07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
	01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
	02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
	08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
	03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
	04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
	04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
	05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
	05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
	06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
	06/20/18	09/12/18	500	500	6.00%	0.0007
	01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
	08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
	10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
	10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
	11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
	11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
	01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
	04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
	06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
	09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
	11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
	11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
	12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
	01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
	08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
	08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
	08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
Balance convertible notes payable - related parties, in default			$638,500	$638,500
Balance all convertible notes payable			$876,816	$875,936

Notes Payable

The following tables reflect the notes payable at March 31, 2022 and December 31, 2021:

	Issue Date	Maturity Date	March 31, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable
	12/08/21	01/08/22	$-	$50,000	6.00%
Balance notes payable			$-	$50,000

	Issue Date	Maturity Date	March 31, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	18,000	18,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default			$128,000	$128,000

	Issue Date	Maturity Date	March 31, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$146,500	$196,500

New Convertible Notes Payable Issued During the three Month Period Ended March 31, 2022 and 2021

During the three month periods ended March 31, 2022 and 2021, the Company did not issue any new convertible notes payable or notes payable Agreements.

Repayment of Promissory Note

During the three month period ended March 31, 2022, the Company repaid a total of $50,000 of the principal of a promissory note with an original principal balance of $50,000 that was due on January 8, 2022.

Note Conversions

There were no conversions of convertible promissory notes during the three month period ended March 31, 2022.

During the three month period ended March 31, 2021, the Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

Shareholder Loan

At March 31, 2022 and December 31, 2021, the Company had the following four loans outstanding to its CEO in the aggregate amount of $7,900:

-	A loan with no due date with a $1,500 remaining balance and an interest rate of 2% and a conversion rate of $0.0005;

-	A loan due on October 26, 2021 with a remaining balance of $4,000 and an interest rate of 1%;

-	A loan due on January 22, 2022 with a remaining balance of $1,400 and an interest rate of 1%; and

-	A loan due on January 26, 2022 with a remaining balance of $1,000 and an interest rate of 1%.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

At March 31, 2022 and December 31, 2021, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Common Stock Issuances

During the three month periods ended March 31, 2022 and 2021, the Company issued or is to issue the following shares of common stock:

	2022	2021
Common stock issued for cash	328,000,000	75,850,000
Common stock issued for services	19,885,913	-
Common stock issued to convert notes payable and accrued interest	-	8,734,640
Cancellation of shares	(61,183,646)	-
Common stock issued for services, committed in prior period	14,000,000	-
Total	300,702,267	84,584,640

Warrants and Options

The Company did not issue any warrants or options during the three month periods ended March 31, 2022 and 2021.

The following table shows the warrants outstanding at March 31, 2022:

			Weighted Average
	Number of	Weighted Average	Remaining Life	Average
	Warrants	Exercise Price	(Years)	Intrinsic Value
Outstanding, March 31, 2022	4,000,000	$0.0050	0.58	$0.0010
Exercisable, March 31, 2022	4,000,000	$0.0050	0.58	$0.0010

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership with MAP, with the formation of Seafarer’s Quest, LLC for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Seafarer owns 50% of Seafarer’s Quest, LLC and is handling the operations on behalf of Seafarer’s Quest. To date there has been no significant financial activity in Seafarer’s Quest. Under the partnership with MAP, Seafarer is the designated manager of Seafarer’s Quest, LLC and is responsible for the costs of permitting, exploration and recovery. Seafarer is entitled to receive 80% and MAP is entitled to receive 20% of artifacts and treasure recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. The permits with the State of Florida for two areas on the site, designated as Areas 1 and 2, were renewed in 2019 for an additional 3 years. There are currently no recovery permits for the site that have been applied for or issued as of the date of this filing. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that may potentially be located on the site. The required, affiliated environmental permits from the U.S. Army Corps of Engineers (“USACE”) and Florida Department of Environmental Protection (“FLDEP’) were previously issued in the name of a partner that is no longer active. In 2020 Seafarer worked with the various State of Florida governmental agencies involved to update and consolidate all of these environmental permits solely under the Company’s name. The State of Florida Bureau of Archeological Research (“FBAR”) had ordered the Company not to disturb the ocean’s bottom while the changes and updates to the Company’s permits were in process. Some requests of change are questionable to the Company. Since the issuance of the USACE and FLDEP environmental permits, FBAR has continued to stop or delay ground disturbance in Seafarer’s legally permitted area with ongoing questions and requests.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2022, the Company has had extensive dealings with related parties including the following:

See additional related party transactions below.

During the three month period ended March 31, 2021, the Company has had extensive dealings with related parties including the following:

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month periods ended March 31, 2022 and 2021, the Company paid the related party limited liability company consulting fees of $11,000 and $3,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month periods ended March 31, 2022 and 2021 the Company paid the related party limited liability company fees of $4,700 and $5,375, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

During the three month periods ended March 31, 2022 and 2021, the Company paid a related party consultant fees of $9,000 and $10,000, respectively for consulting services for social media. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

Shareholder Loan

At March 31, 2022 and December 31, 2021, the Company had the following four loans outstanding to its CEO in the aggregate amount of $7,900:

-	A loan with no due date with a $1,500 remaining balance and an interest rate of 2% and a conversion rate of $0.0005;

-	A loan due on October 26, 2021 with a remaining balance of $4,000 and an interest rate of 1%;

-	A loan due on January 22, 2022 with a remaining balance of $1,400 and an interest rate of 1%; and

-	A loan due on January 26, 2022 with a remaining balance of $1,000 and an interest rate of 1%.

At March 31, 2022, the following promissory notes and shareholder loans were outstanding to related parties:

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

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the three month periods ended March 31, 2022 and 2021 incurred by the two separate segments below.

During the three month periods ended March 31, 2022 and 2021, Blockchain did not generate any revenues.

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2022 is as follows:

	March 31, 2022	March 31, 2022	March 31, 2022
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$3,089	$3,089

Total operating expenses	10	736,063	736,073

Net loss from operations	$(10)	$(732,974)	$(732,984)

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2021 is as follows:

	March 31, 2021	March 31, 2021	March 31, 2021
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$8,703	$8,703

Total operating expenses	10,258	496,576	506,834

Net loss from operations	$(10,258)	$(487,873)	$(498,131)

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	sales of 90,000,000 shares of restricted common stock under subscription agreements for proceeds of $180,000; and

(ii)	issuance of 5,000,000 shares of restricted common stock to service providers.

Subsequent to March 31, 2022 the following loans went into default:

1)	A loan due to a related party in the amount of $3,000 was due April 13, 2022; and

2)	A loan due to a related party in the amount of $3,000 was due May 10, 2022.

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

The Company continues to review revenue producing opportunities including joint ventures and partnerships with other companies and potentially governmental agencies. Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. COVID-19, pricing issues, long sales cycles, and various other reasons have considerably slowed Blockchain’s progress and it has not generated any revenues during 2022 or 2021.

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

There is currently a limited trading market for the Company’s securities. It is impossible for the Company to assure when and if an active-trading market in its shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of the Company’s common stock to liquidate their investment in our company.

The issuance and subsequent sale of restricted securities, after the restrictive legend has been removed pursuant to regulatory rules and restrictions such as Rule 144, by current shareholders, including shares issued under subscription agreements, shares issued to service providers, as well as shares issued to settle convertible promissory notes or to settle other loans and debt, is potentially very highly dilutive and may cause a very significant decline in the market price of the Company’s securities. Furthermore, in recent years regulatory agencies have made it very difficult for broker dealers to accept stock certificates from issuers of low priced stocks and the Company believes that it may become even more challenging to deposit stock certificates and this trend may continue for the foreseeable future.

Moreover, in the past few years several major brokerage firms have indicated that they will not allow their clients to deposit stock certificates of low priced stocks. Some securities clearing firms who used to clear low priced securities for multiple brokerage firms have shut down or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it may be extremely difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities. The Company is a current and fully reporting company and has been for almost fourteen years.

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

This type of business venture is extremely speculative in nature and carries a tremendous amount of risk. An investment in the Company’s securities is highly speculative and very risky and should only be considered by those investors or lenders who do not require near-term liquidity and who can afford to suffer a total loss of their investment.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 16, 2022.

At March 31, 2022 and December 31, 2021, the Company had working capital deficits of $1,586,352 and $1,668,699 respectively. The working capital deficit decreased by $82,347, from December 31, 2021. Despite the decrease since December 31, 2021, the Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Since inception, the Company has funded its operations through common stock issuances and loans in order to meet its strategic objectives; however, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business. There is a very significant risk that the Company will be unable to obtain financing to fund its operations and as such the Company may be forced to cease operations at any time which would likely result in a complete loss of all capital that has been invested in and/or borrowed by the Company to date.

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

Summary of the Three Month Period Ended March 31, 2022 Results of Operations Compared to the Three Month Period Ended March 31, 2021 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended March 31, 2022 and 2021, the Company generated $3,089 and $8,703 of revenue respectively, which is shown as service income on the accompanying consolidated statements of operations.

Operating Expenses

Operating expenses were $736,073 for the three month period ended March 31, 2022 versus $506,834 for the same period in 2021, an increase of 45%. The increase in operating expenses in 2022 was primarily due to increases in consulting and contractor expenses, and vessel related expenses. Consulting and contractor expense was $487,698 for the three month period ended March 31, 2022 versus $243,202 for the same period in 2021, an increase of nearly 101%. The Company incurred vessel related expenses of $51,269 during the three month period ended March 31, 2022 versus $26,827 during the three month period ended March 31, 2021, a decrease of approximately 91%. Research and development expenses were $61,419 in 2022 versus $71,254 in 2021. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the three month period ended March 31, 2022, professional fees were $22,001 as compared to $13,575 during the three month period ended March 31, 2021, an increase of approximately 62%. During the three month period ended March 31, 2022, general and administrative expenses were $81,418 as compared to $119,933 during the three month period ended March 31, 2021, a decrease of 32%. Depreciation expense was $5,465 during the three month period ended March 31, 2022 versus $5,465 for the same period in 2021. Rent expense was $11,234 during the three month period ended March 31, 2022 versus $9,111 for the same period in 2021, an increase of approximately 23%. The Company incurred travel and entertainment expenses of $15,569 during the three month period ended March 31, 2022 as compared to $17,467 during the three month period ended March 31, 2021, an approximate 11% decrease on a quarter-over-quarter basis.

Other Income (Expenses)

Other income (expense) was $(15,440) during the three month period ended March 31, 2022 versus $(91,449) during the three month period ended March 31, 2021, a decrease of $76,009. The 83% decrease in other expense in 2022 was primarily due to a decrease in interest expense. Interest expense for the three month period ended March 31, 2022 was $15,440 versus $54,103 for the same period in 2021, a decrease of approximately 71%. Loss on extinguishment of debt was $0 during the three month period ended March 31, 2022 versus $37,346 during the same period in 2021.

Net Losses

The Company’s net loss for the three months ended March 31, 2022 and 2021 was $784,424, and $589,580, respectively, a year-over-year increase of approximately 33%.

Cash Flows from Operating Activities

For the three month period ended March 31, 2022 net cash flows used in operating activities was $640,451.

For the three month period ended March 31, 2021 net cash flows used in operating activities was $305,216.

Cash Flows from Investing Activities

For the three month period ended March 31, 2022 net cash flows used in investing activities was $(145).

For the three month period ended March 31, 2021 net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three month period ended March 31, 2022 net cash provided by financing activities was 613,999.

For the three month period ended March 31, 2021 net cash provided by financing activities was $199,550.

Liquidity and Capital Resources

At March 31, 2022, the Company had $55,204 cash in the bank. During the three month periods ended March 31, 2022 and 2021 the Company incurred net losses of $784,424 and $589,580 respectively. At March 31, 2022, the Company had $58,954 in current assets and $1,645,306 in current liabilities, leaving the Company a working capital deficit of $1,586,352.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the three month period ended March 31, 2022. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2021 and 2020 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the three month period ended March 31, 2022, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $732,984 for the three month period ended March 31, 2022 and $498,131 for the three month period ended March 31, 2021. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the three month periods ended March 31, 2022 and 2021 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2022. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2022 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended March 31, 2022.

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

On January 18, 2022, Seafarer received notification from the Circuit Court of the Thirteenth Judicial Circuit that 61,183,646 restricted common shares from the Defendant could be returned to the Plaintiff. On January 19, 2022, such shares were returned to the treasury stock of Seafarer and accounted for by Seafarer’s transfer agent. The settlement also included “Defendant (Torres) has agreed and hereby it is recognized by the Court that Defendant has made a full retraction of his assertions…” and agreed to pay back an undisclosed amount of money to Seafarer that the Company does not anticipate being able to collect.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the three month period ended March 31, 2022, the Company issued 19,885,913 shares for various services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2022, the Company entered into subscription agreements to sell 328,000,000 shares of its restricted common stock in exchange for proceeds of $664,000. The proceeds received were used for general corporate purposes and working capital.

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

Repurchase of Securities

During the three month period ended March 31, 2022, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the three month period ended March 31, 2022. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at March 31, 2022.

Item 3. Defaults Upon Senior Securities

The Company has several promissory notes and loans that are currently in default to non-payment of principle and interest. See Note 6 – Convertible Notes Payable and Notes Payable for a listing of the debt obligations of the Company that are in default.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

**101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAFARER EXPLORATION CORP.

Date: May 16, 2022	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 16, 2022	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 16, 2022	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 16, 2022	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 16, 2022	By:	/s/ Bradford Clark
Bradford Clark, Director