Form 10-Q/A
period 2022-03-31
SEAFARER EXPLORATION CORP
filed 2022-05-19
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 16, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a few immaterial typos were updated.

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

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(748,424)	$(589,580)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,465	5,465
Amortization of right of use asset	-	3,609
Amortization of beneficial conversion feature and loan fees	880	37,856
Amortization of unearned compensation	85,470	18,801
Common stock issued for services	75,972	-
Loss on extinguishment of debt	-	37,346
Decrease (increase) in:
Prepaid expenses and deposits	-	32,770
Increase (decrease) in:
Accounts payable & accrued expenses	(59,814)	11,985
Deferred revenue	-	140,000
Operating lease liabilities	-	(3,468)
Net cash used by operating activities	(640,451)	(305,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(145)	-
Net cash used in investing activities	(145)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	663,999	199,550
Payments on notes payable	(50,000)	-
Net cash provided by financing activities	613,999	199,550

NET CHANGE IN CASH	(26,597)	(105,666)
CASH, BEGINNING OF PERIOD	81,801	186,873
CASH, END OF PERIOD	$55,204	$81,207

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $23,298,635 as of March 31, 2022. During the three month period ended March 31, 2022, the Company’s net loss was $748,424 and at March 31, 2022, the Company had a working capital deficit of $1,586,352. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 16, 2022. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

NOTE 10 – SUBSEQUENT EVENTS

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

Net Losses

The Company’s net loss for the three months ended March 31, 2022 and 2021 was $748,424, and $589,580, respectively, a year-over-year increase of approximately 33%.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAFARER EXPLORATION CORP.

Date: May 18, 2022	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 18, 2022	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 18, 2022	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 18, 2022	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 18, 2022	By:	/s/ Bradford Clark
Bradford Clark, Director