Form 10-Q
period 2022-06-30
SEAFARER EXPLORATION CORP
filed 2022-08-15
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 15, 2022, there were 6,724,318,799  shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2022

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	Unaudited
Assets
Current assets
Cash	$14,047	$81,801
Prepaid expenses	-	3,000
Deposits	750	750
Total current assets	14,797	85,551

Property, plant and equipment, net	165,691	176,476
Right of use asset	18,947	27,011
Total Assets	$199,435	$289,038

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$554,912	$517,038
Deferred revenue	140,000	140,000
Convertible notes payable, related parties, net of discounts of $0 and $3,864, respectively	-	2,136
Convertible notes payable, in default	235,300	235,300
Convertible notes payable, in default - related parties	644,500	638,500
Notes payable	-	50,000
Notes payable, in default	118,000	128,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	10,900	7,900
Lease liability, current	17,923	16,876
Total current liabilities	1,740,035	1,754,250

Lease liability, long-term	1,624	10,718
Total Liabilities	1,741,659	1,764,968

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Series B - 60 shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 6,669,945,610 and 6,176,318,579 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	667,095	617,632
Common stock to be issued, $0.0001 par value, 23,750,000 and 37,750,000 shares outstanding at June 30, 2022 and December 31, 2021, respectively	2,375	3,775
Unearned compensation	(116,215)	(261,536)
Additional paid in capital	21,854,619	20,714,410
Accumulated deficit	(23,950,098)	(22,550,211)
Total Stockholders’ Deficit	(1,542,224)	(1,475,930)
Total Liabilities and Stockholders’ Deficit	$199,435	$289,038

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Service income	$3,131	$4,671	$6,220	$13,374

Operating Expenses
Consulting and contractor expenses	395,702	268,738	883,400	511,940
Vessel maintenance and dockage	41,645	19,376	92,914	46,203
Research and development	79,788	139,188	141,207	210,442
Professional fees	10,270	41,225	32,271	54,800
General and administrative expense	69,481	84,331	150,899	204,264
Depreciation expense	5,465	5,465	10,930	10,930
Rent expense	15,346	12,363	26,580	21,474
Travel and entertainment expense	19,235	11,854	34,804	29,321
Total operating expenses	636,932	582,540	1,373,005	1,089,374

Net loss from operations	(633,801)	(577,869)	(1,366,785)	(1,076,000)

Other income (expense)
Interest expense	(17,662)	(15,984)	(33,102)	(70,087)
Loss on extinguishment of debt	-	(40,243)	-	(77,589)
Total other expense	(17,662)	(56,227)	(33,102)	(147,676)

Net loss	$(651,463)	$(634,096)	$(1,399,887)	$(1,223,676)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,534,499,422	4,991,316,919	6,469,906,691	4,886,341,827

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

									Unearned	Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Compensation	Paid in Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2021	7	$-	60	$-	6,176,318,579	$617,632	37,750,000	$3,775	$(261,536)	$20,714,410	$(22,550,211)	$(1,475,930)
Common stock issued for cash	-	-	-	-	328,000,000	32,800	-	-	-	631,200	-	664,000
Stock issued for services, committed in prior period	-	-	-	-	14,000,000	1,400	(14,000,000)	(1,400)	-	-	-	-
Stock issued for services	-	-	-	-	19,885,913	2,089	-	-	(3,300)	77,183	-	75,972
Cancellation of shares	-	-	-	-	(61,183,646)	(6,118)	-	-	-	6,118	-	-
Amortization of unearned compensation	-	-	-	-	-	-	-	-	85,470	-	-	85,470
Net Loss	-	-	-	-	-	-	-	-	-	-	(748,424)	(748,424)
Balance March 31, 2022	7	-	60	-	6,477,020,846	647,803	23,750,000	2,375	(179,366)	21,428,911	(23,298,635)	(1,398,912)
Common stock issued for cash	-	-	-	-	202,500,000	20,250	-	-	-	384,750	-	405,000
Stock issued for services	-	-	-	-	13,924,764	1,392	-	-	-	38,608	-	40,000
Cancellation of shares	-	-	-	-	(23,500,000)	(2,350)	-	-	-	2,350	-	-
Amortization of unearned compensation	-	-	-	-	-	-	-	-	63,151	-	-	63,151
Net Loss	-	-	-	-	-	-	-	-	-	-	(651,463)	(651,463)
Balance June 30, 2022	7	$-	60	$-	6,669,945,610	$667,095	23,750,000	$2,375	$(116,215)	$21,854,619	$(23,950,098)	$(1,542,224)

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
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

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,399,887)	$(1,223,676)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,930	10,930
Amortization of beneficial conversion feature and loan fees	2,984	37,856
Amortization of unearned compensation	148,621	37,811
Common stock issued for services	119,272	38,092
Loss on extinguishment of debt	-	77,589
Decrease (increase) in:
Prepaid expenses and deposits	3,000	91,778
Deferred revenue	-	140,000
Increase (decrease) in:
Accounts payable & accrued expenses	36,462	41,867
Net cash used by operating activities	(1,078,618)	(747,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,136)	-
Net cash used in investing activities	(1,136)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,069,000	687,407
Payments on convertible notes payable	(10,000)	-
Payments on notes payable	(50,000)	-
Loans from shareholders	3,000	6,000
Net cash provided by financing activities	1,012,000	693,407

NET CHANGE IN CASH	(67,754)	(54,346)
CASH, BEGINNING OF PERIOD	81,801	186,873
CASH, END OF PERIOD	$14,047	$132,527

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$-	$67,086
Stock issued for prepaid services	$3,300	$23,500

See accompanying notes to the unaudited consolidated financial statements.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2022. The results of operations for the six month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2022 or for any future period.

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

The Company formed a wholly owned subsidiary, Exploration Studios, LLC, in May 2018 in order to explore media strategies and opportunities.

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

NOTE 2 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $23,950,098 as of June 30, 2022. During the six month period ended June 30, 2022, the Company’s net loss was $1,399,887 and at June 30, 2022, the Company had a working capital deficit of $1,725,238 . These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 15, 2022. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2022 and December 31, 2021. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2022, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $141,207 and $210,442 for the six month periods ended June 30, 2022 and 2021, respectively and $79,788 and $139,188 for the three month periods ended June 30, 2022 and 2021, respectively, which is included in operating expenses in the accompanying condensed consolidated statements of operations.

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

The Company recognizes revenue when cash is received or when it has met its obligations per the terms of a contract or agreement for services. Payments received for services  not yet provided are recorded as deferred revenue and are recognized as revenue when the services have been provided.

During the six month period ended June 30, 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at June 30, 2022 and December 31, 2021 as deferred revenue.

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

The potentially dilutive common stock equivalents for the six month periods ended June 30, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of June 30, 2022 and 2021, there were approximately 673,692,795 and 612,810,663 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense was $10,930 for the six month periods ended June 30, 2022 and 202, respectively, and $5,465 for the three month periods ended June 30, 2022 and 2021, respectively, which is included in operating expenses in the accompanying condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six month periods ended June 30, 2022 and 2021.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the six month periods ended June 30, 2022 and 2021 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the six month periods ended June 30, 2022 and 2021 (see Note 9– Segment Information).

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957. During the six month periods ended June 30, 2022 and 2021, the Company recorded $9,202 as operating lease expense, which is included in rent expense on the consolidated statements of operations. During the three month periods ended June 30, 2022 and 2021, the Company recorded $4,601 as operating lease expense, which is included in rent expense on the consolidated statements of operations.

Right-of-use assets at June 30, 2022 and December 31, 2021 are summarized below:

	June 30, 2022	December 31, 2021
Office lease	$48,957	$48,957
Less accumulated amortization	(30,010)	(21,946)
Right of use assets, net	$18,947	$27,011

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating Lease liabilities are summarized below:

	June 30, 2022	December 31, 2021
Office lease	$19,548	$27,594
Less: current portion	(17,924)	(16,876)
Long term portion	$1,624	$10,718

Maturity of lease liabilities are as follows:

Year ended December 31, 2022	$18,915
Year ended December 31, 2023	1,623
Total future minimum lease payments	20,538
Less: Present value discount	(990)
Lease liability	$19,458

The Company also has an operating lease for a house located in Palm Bay, Florida that it leases on a month-to-month basis for $1,400 per month. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company also pays a rental fee for a space in a park on an as needed basis.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at June 30, 2022 and December 31, 2021:

	Issue Date	Maturity Date	June 30, 2022	December 31, 2021	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default			$235,300	$235,300

	Issue Date	Maturity Date	June 30, 2022	December 31, 2021	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
	01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
	01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
	01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
	01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
	07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
	01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
	05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
	07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
	10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
	07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
	01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
	07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
	01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
	02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
	08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
	03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
	04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
	04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
	05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
	05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
	06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
	06/20/18	09/12/18	500	500	6.00%	0.0007
	01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
	08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
	10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
	10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
	11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
	11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
	01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
	04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
	06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
	09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
	11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
	11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
	12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
	01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
	08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
	08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
	08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
	10/13/21	04/13/22	3,000	-	2.00%	0.0020
	11/10/21	05/10/22	3,000	-	2.00%	0.0020
Balance convertible notes payable - related parties, in default			$644,500	$638,500
Balance all convertible notes payable			$879,800	$875,936

Notes Payable

The following tables reflect the notes payable at June 30, 2022 and December 31, 2021:

	Issue Date	Maturity Date	June 30, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable
	12/08/21	01/08/22	$-	$50,000	6.00%
Balance notes payable			$-	$50,000

	Issue Date	Maturity Date	June 30, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	8,000	18,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default			$118,000	$128,000

	Issue Date	Maturity Date	June 30, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$136,500	$196,500

New Convertible Notes Payable Issued During the Six Month Periods Ended June 30, 2022 and 2021

During the six month periods ended June 30, 2022 and 2021, the Company did not enter into any new convertible notes payable or notes payable Agreements.

Repayment of Promissory Notes

During the six month period ended June 30, 2022, the Company repaid a total of $50,000 of the principal of a promissory note with an original principal balance of $50,000 that was due on January 8, 2022.

During the six month period ended June 30, 2022, the Company repaid a total of $10,000 of the principal of a promissory note with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at June 30, 2022 was $8,000.

Note Conversions

There were no conversions of convertible promissory notes during the six month period ended June 30, 2022.

During the six month period ended June 30, 2021, the Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

Shareholder Loan

At June 30, 2022 and December 31, 2021, the Company had the following loans outstanding to its CEO in the total amounts of $10,900 and 7,900, respectively, as follows:

-	A loan with no due date with a $1,500 remaining balance and an interest rate of 2% and a conversion rate of $0.0005;

-	A loan due on October 26, 2021 with a remaining balance of $4,000 and an interest rate of 1%;

-	A loan due on January 22, 2022 with a remaining balance of $1,400 and an interest rate of 1%;

-	A loan due on January 26, 2022 with a remaining balance of $1,000 and an interest rate of 1%; and

-	A loan due on June 16, 2022 with a remaining balance of $3,000 and an interest rate of 1%.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

At June 30, 2022 and December 31, 2021, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Common Stock Issuances

During the six month periods ended June 30, 2022 and 2021, the Company issued or is to issue the following shares of common stock:

	2022	2021
Common stock issued for cash	530,500,000	283,583,334
Common stock issued for services	33,810,677	13,756,154
Common stock issued to convert notes payable and accrued interest	-	24,328,887
Cancellation of shares	(84,683,646)	-
Common stock issued for services, committed in prior period	14,000,000	-
Total	493,627,031	321,668,375

During the six month period ended June 30, 2022 the following shares of the Company’s restricted common stock were cancelled:

-	61,183,646 shares were cancelled in a legal settlement with an individual (See Item 1. Legal Proceedings); and

-	23,500,000 shares were returned to the Company and cancelled by mutual agreement.

Warrants and Options

The Company did not issue any warrants or options during the six month periods ended June 30, 2022 and 2021.

The following table shows the warrants outstanding at June 30, 2022:

			Weighted Average
	Number of	Weighted Average	Remaining Life	Average
	Warrants	Exercise Price	(Years)	Intrinsic Value
Outstanding, June 30, 2022	4,000,000	$0.0050	0.28	$0.0010
Exercisable, June 30, 2022	4,000,000	$0.0050	0.28	$0.0010

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2022, the Company has had extensive dealings with related parties including the following:

See additional related party transactions below.

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the six month periods ended June 30, 2022 and 2021, the Company paid the related party limited liability company consulting fees of $17,000 and $11,000, respectively, for services rendered. During the three month periods ended June 30, 2022 and 2021, the Company paid the related party limited liability company consulting fees of $6,000 and $2,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the six month periods ended June 30, 2022 and 2021 the Company paid the related party limited liability company fees of $6,477 and $4,700, respectively, for services rendered. During the three month periods ended June 30, 2022 and 2021, the Company paid the related party limited liability company consulting fees of $1,778 and $2,300, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

During the six month periods ended June 30, 2022 and 2021, the Company paid a related party consultant fees of $18,000 and $15,000, respectively. During the three month periods ended June 30, 2022 and 2021, the Company paid a related party consultant fees of $9,000. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

During the six month period ended June 30, 2021, the Company has had extensive dealings with related parties including the following:

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

At June 30, 2022, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9  – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals to private company in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the six month periods ended June 30, 2022 and 2021 incurred by the two separate segments below.

During the six month periods ended June 30, 2022 and 2021, Blockchain did not generate any revenues. The Company is currently evaluating Blockchain’s business and does not believe that it will generate any revenues for the foreseeable future.

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2022 is as follows:

	June 30, 2022	June 30, 2022	June 30, 2022
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$6,220	$6,220

Total operating expenses	30	1,372,975	1,373,005

Net loss from operations	$(30)	$(1,366,755)	$(1,366,785)

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2021 is as follows:

	June 30, 2021	June 30, 2021	June 30, 2021
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$13,374	$13,374

Total operating expenses	20,392	1,068,982	1,089,374

Net loss from operations	$(20,392)	$(1,055,608)	$(1,076,000)

NOTE 10– SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	sales of 53,956,522 shares of restricted common stock under subscription agreements for proceeds of approximately $151,000; and

(ii)	issuance of 416,667 shares of restricted common stock to service providers.

Subsequent to June 30, 2022, the Company entered into the following convertible promissory note and loan agreements:

-

In July of 2022, the Company entered into a convertible promissory note agreement in the amount of $20,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before January 6, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0015 per share.

-	In July of 2022, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before January 29, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.

-	In August 2022, the Company’s CEO provided a loan to the Company in the amount of $3,500. The loan has an interest rate of 1% and is due and payable within thirty days.

-

In August of 2022, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before February 4, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.

-	In August of 2022, the Company entered into a loan agreement in the amount of $5,000 with a related party. The loan pays interest at a rate of 6% per annum and the principal and accrued interest are due within fourteen days. The related party lender was also to receive a loan origination fee of 500,000 shares of the Company’s restricted common stock.

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

The Company has received from the Florida Department of State a notice of lack of authority to permit or deny recovery activities on the unidentified shipwreck on Juno Beach. The Florida Bureau of Archaeological Research (the “Bureau” or “FBAR”), Division of Historical Resources, Florida Department of State stated to Seafarer “The shipwreck is non-permittable pursuant to Rule 1A-31.0045(2), F.A.C.” The Bureau cited an order dated November 14, 2017 where the United States District Court entered a Final Order of Court Default and Final Judgement Granting Award for Admiralty in Rem. The District Court’s order ruled “Seafarer is hereby the true, sole, and exclusive owner of the Defendant Shipwrecked Vessel and having exclusive right to conduct recovery operation on the Defendant Shipwrecked Vessel and any items recovered therefrom.” Additional permitting will still be necessary with the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers. Applications have been made to both entities.

In order to potentially find more efficient methods to explore and document historical shipwrecks, the Company has investigated various technologies and non-scientific methodologies. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. The ongoing developmental work and improvements to the SeaSearcher have been expensive and Management anticipates that the expenses for these development costs will continue to be incurred for the foreseeable future. Advances in algorithms and artificial intelligence (AI) will continue indefinitely while the present model can be currently used in the field. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses. The Company has completed field usage on the Ring site in Area 2 of Melbourne Beach where multiple metals were properly identified under the sand at various depths.

The Company continues to review revenue producing opportunities including joint ventures and partnerships with other companies and potentially governmental agencies which could potentially align with the technologies that Seafarer is developing.

There is a possibility that the Company will be forced to cease its operations if it is not successful in eventually locating and recovering valuable artifacts and treasure or can’t build a revenue stream to offset its expenses. If the Company were to cease its operations, and not find or engage another business entity, then it is likely that there would be complete loss of all capital invested in or borrowed by the Company. As such, an investment in Seafarer is both highly speculative and risky.

This type of business venture is highly speculative in nature and carries an excessive amount of risk. An investment in the Company’s securities is risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a total loss of their investment.

There is currently a limited trading market for the Company’s securities. It is impossible for the Company to assure when and if an active-trading market in its shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of the Company’s common stock to liquidate their investment in our company.

The issuance and subsequent sale of restricted securities, after the restrictive legend has been removed pursuant to regulatory rules and restrictions such as Rule 144, by current shareholders, including shares issued under subscription agreements, shares issued to service providers, as well as shares issued to settle convertible promissory notes or to settle other loans and debt, is potentially highly dilutive and may cause a significant decline in the market price of the Company’s securities. Furthermore, in recent years regulatory agencies have made it very difficult for broker dealers to accept stock certificates from issuers of low priced stocks and the Company believes that it may become, and has become, even more challenging to deposit stock certificates and this trend may continue for the foreseeable future.

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

The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, work halts based on biased predispositions with no authority given by rule 1A-31, etc. Existing permits and agreements may be put on hold or suspended without notice for lengthy periods of time due to administrative issues and disagreements over the terms and conditions. The length of time it takes to obtain permits, enter into agreements, or rectify any conditions that are causing a permit to be suspended or on hold may cause, and has caused, the Company to expend significant resources while gearing up to do work with little or no visibility as to timing.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 15, 2022.

At June 30, 2022 and December 31, 2021, the Company had working capital deficits of $1,725,238  and $1,668,699  respectively. The Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Six Month Period Ended June 30, 2022 Results of Operations Compared to the Six Month Period Ended June 30, 2021 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the six month periods ended June 30, 2022 and 2021, the Company generated $6,220 and $13,374 of revenue respectively, which is shown as service income on the accompanying consolidated statements of operations.

Operating Expenses

Operating expenses were $1,373,005 for the six month period ended June 30, 2022 versus $1,089,374 for the same period in 2021, an increase of 26%. The increase in operating expenses in 2022  was primarily due to increases in consulting and contractor expenses and vessel maintenance and dockage expenses. Consulting and contractor expense was $883,400 for the six month period ended June 30, 2022 versus $511,940 for the same period in 2021, a increase of nearly 72.6%. The Company incurred vessel related expenses of $92,914 during the six month period ended June 30, 2022 versus $46,203 during the six month period ended June 30, 2021, an increase of approximately 101.1%. The primary reason for the increase in vessel related expenses in 2022  is that the Company made several major repairs and upgrades to its vessels. Research and development expenses were $141,207 in 2022 versus $210,442 in 2021. The Company’s Research and development expenses decreased in 2022 due to the early stage development of the SeaSearcher having been completed. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the six month period ended June 30, 2022, professional fees were $32,271 as compared to $54,800 during the six month period ended June 30, 2021, a decrease of approximately 41.1%. During the six month period ended June 30, 2022, general and administrative expenses were $150,899 as compared to $204,264 during the six month period ended June 30, 2021, a decrease of 26.1%. Depreciation expense was $10,930 during the six month periods ended June 30, 2022 and 2021. Rent expense was $26,580  during the six month period ended June 30, 2022 versus $21,474 for the same period in 2021, an increase of approximately 23.8%. The Company incurred travel and entertainment expenses of $34,804 during the six month period ended June 30, 2022 as compared to $29,321 during the six month period ended June 30, 2021, an approximate 18.7% increase on a quarter-over-quarter basis.

Other Income (Expenses)

Other income (expense) was ($33,102) during the six month period ended June 30, 2022 versus ($147,676) during the six month period ended June 30, 2021, a decrease of $114,574. The 77.6% decrease in other income (expense) in 2022 was primarily due to a decrease in interest expense. Interest expense for the six month period ended June 30, 2022 was $33,102 versus $70,087 for the same period in 2021, a decrease of approximately 52.8%. The decrease in interest expense was mostly due to a decrease in the amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $0 during the six month period ended June 30, 2022 versus $77,589 during the same period in 2021.

Net Loss

The Company’s net loss for the six months ended June 30, 2022 and 2021 was $1,399,887 and $1,223,676 respectively, a year-over-year increase of approximately 14.4%.

Summary of the Three Month Period Ended June 30, 2022 Results of Operations Compared to the Three Month Period Ended June 30, 2021 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended June 30, 2022 and 2021, the Company generated $3,131 and $4,671 of revenue respectively, which is shown as service income on the accompanying  consolidated statements of operations.

Operating Expenses

Operating expenses were $636,932 for the three month period ended June 30, 2022 versus $582,540 for the same period in 2021, an increase of approximately 9.3%. Consulting and contractor expense was $395,702 for the three month period ended June 30, 2022 versus $268,738 for the same period in 2021, an increase of 47.2%. The Company incurred vessel related expenses of $41,645 during the three month period ended June 30, 2022 versus $19,376 during the three month period ended June 30, 2021, an increase of approximately 114.9%. Research and development expenses were $79,788 in 2022 versus $139,188 in 2021. The Company’s research and development expenses were related to the continued development of its SeaSearcher autonomous underwater device. During the three month period ended June 30, 2022, professional fees were $10,270 as compared to $41,225 during the three month period ended June 30, 2021, a decrease of approximately 75.1%. During the three month period ended June 30, 2022, general and administrative expenses were $69,481 as compared to $84,331 during the three month period ended June 30, 2021, an increase of 17.6%. Depreciation expense was $5,465 during the three month periods ended June 30, 2022 and 2021. Rent expense was $15,346 during the three month period ended June 30, 2022 versus $12,363 for the same period in 2021, an increase of approximately 24.1%. The Company incurred travel and entertainment expenses of $19,235 during the three month period ended June 30, 2022 as compared to $11,854 during the three month period ended June 30, 2021.

Other Income (Expenses)

Other income (expense) was $(17,622) during the three month period ended June 30, 2022 versus $(56,227) during the three month period ended June 30, 2021. Interest expense for the three month period ended June 30, 2022 was $17,662 versus $15,984 for the same period in 2021, an increase of approximately 10.5%. Loss on extinguishment of debt was $0 during the three month period ended June 30, 2022 versus $40,243 during the same period in 2021.

Net Loss

The Company’s net loss for the three months ended June 30, 2022 and 2021 was $651,463, and $634,096, respectively, a year-over-year increase of approximately 2.7%.

Liquidity and Capital Resources

At June 30, 2022, the Company had $14,047 cash in the bank. During the six month periods ended June 30, 2022 and 2021 the Company incurred net losses of $1,399,887 and $1,223,676 respectively. At June 30, 2022, the Company had $14,797 in current assets and $1,740,035 in current liabilities, leaving the Company a working capital deficit of $1,725,238.

Cash Flows from Operating Activities

For the six month period ended June 30, 2022 net cash flows used in operating activities was $1,078,618.

For the six month period ended June 30, 2021 net cash flows used in operating activities was $747,753.

Cash flows used in operating activities increased in 2022 due to the increased net loss, an increase in the amortization of unearned compensation, and an increase in common stock issued for services.

Cash Flows from Investing Activities

For the six month period ended June 30, 2022 net cash flows used in investing activities was $(1,136).

For the six month period ended June 30, 2021 net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six month period ended June 30, 2022 net cash provided by financing activities was $1,012,000.

For the six month period ended June 30, 2021 net cash provided by financing activities was $693,407.

Cash flows from financing activities increased in the six month period ended June 30, 2022 mostly due to an increase in the proceeds from common stock. Proceeds of $687,000 were received in the six month period ended June 30, 2021 to $1,069,000 during the same period in 2022.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the six month period ended June 30, 2022. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2021 and 2020 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the six month period ended June 30, 2022, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,366,785 for the six month period ended June 30, 2022 and $1,076,000 for the six month period ended June 30, 2021. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the six month periods ended June 30, 2022 and 2021 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2022. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2022 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended June 30, 2022.

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the six month period ended June 30, 2022, the Company issued 13,924,764 shares for various services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the six month period ended June 30, 2022, the Company entered into subscription agreements to sell 202,500,000 shares of its restricted common stock in exchange for proceeds of $1,068,999. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Repurchase of Securities

During the six month period ended June 30, 2022, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the six month period ended June 30, 2022. Please see Note 6 - Stockholders’ Deficit for a list of warrants outstanding at June 30, 2022.

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

SEAFARER EXPLORATION CORP.

Date: August 15, 2022	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 15, 2022	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 15, 2022	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 15, 2022	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 15, 2022	By:	/s/ Bradford Clark
Bradford Clark, Director