Form 10-Q/A
period 2022-06-30
SEAFARER EXPLORATION CORP
filed 2022-08-26
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the Securities and Exchange Commission on August 15, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

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

Right-of-use assets at June 30, 2022 and December 31, 2021 are summarized below:

	June 30, 2022	December 31, 2021
Office lease	$48,957	$48,957
Less accumulated amortization	(30,010)	(21,946)
Right of use assets, net	$18,947	$27,011

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating Lease liabilities are summarized below:

	June 30, 2022	December 31, 2021
Office lease	$19,548	$27,594
Less: current portion	(17,923)	(16,876)
Long term portion	$1,624	$10,718

Maturity of lease liabilities are as follows:

Year ended December 31, 2022	$18,915
Year ended December 31, 2023	1,623
Total future minimum lease payments	20,538
Less: Present value discount	(990)
Lease liability	$19,548

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

SEAFARER EXPLORATION CORP.

Date: August 25, 2022	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 25, 2022	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 25, 2022	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 25, 2022	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 25, 2022	By:	/s/ Bradford Clark
Bradford Clark, Director