Form 10-Q
period 2022-09-30
SEAFARER EXPLORATION CORP
filed 2022-11-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 14, 2022, there were 7,070,348,433 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2022

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	Unaudited
Assets
Current assets
Cash	$36,394	$81,801
Prepaid expenses	-	3,000
Deposits	750	750
Total current assets	37,144	85,551

Property, plant and equipment, net	160,226	176,476
Right of use asset	14,760	27,011
Total Assets	$212,130	$289,038

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$699,173	$517,038
Deferred revenue	140,000	140,000
Convertible notes payable, related parties, net of discounts of $0 and $3,864, respectively	40,000	2,136
Convertible notes payable, in default	285,300	235,300
Convertible notes payable, in default - related parties	644,500	638,500
Notes payable	-	50,000
Notes payable, in default	118,000	128,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	14,400	7,900
Lease liability, current	15,231	16,876
Total current liabilities	1,975,104	1,754,250

Lease liability, long-term	-	10,718
Total Liabilities	1,975,104	1,764,968

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 6,837,914,037 and 6,176,318,579 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	683,892	617,632
Common stock to be issued, $0.0001 par value, 46,865,550 and 37,750,000 shares outstanding at September 30, 2022 and December 31, 2021, respectively	4,687	3,775
Unearned compensation	(52,369)	(261,536)
Additional paid in capital	22,216,091	20,714,410
Accumulated deficit	(24,615,275)	(22,550,211)
Total Stockholders’ Deficit	(1,762,974)	(1,475,930)
Total Liabilities and Stockholders’ Deficit	$212,130	$289,038

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Service income	$4,907	5,548	$11,127	$18,922

Operating Expenses
Consulting and contractor expenses	280,948	275,361	1,164,348	787,301
Vessel maintenance and dockage	36,923	28,108	129,837	74,311
Research and development	16,669	112,610	157,876	323,052
Professional fees	9,000	14,008	41,271	68,808
General and administrative expense	166,804	83,048	317,703	287,312
Depreciation expense	5,465	5,465	16,395	16,395
Rent expense	9,144	9,052	35,724	30,526
Travel and entertainment expense	21,854	30,700	56,658	60,021
Total operating expenses	546,807	558,352	1,919,812	1,647,726

Net loss from operations	(541,900)	(552,804)	(1,908,685)	(1,628,804)

Other income (expense)
Interest expense	(17,027)	(25,761)	(50,129)	(95,848)
Loss on extinguishment of debt	(21,250)	(44,258)	(21,250)	(121,847)
Net loss on settlement of accounts payable	-	(449)	-	(449)
Loss on sale of asset	(85,000)	-	(85,000)	-
Gain on disposal of asset	-	18,500	-	18,500
Total other income (expenses)	(123,277)	(51,968)	(156,379)	(199,644)

Net loss	$(665,177)	$(604,772)	$(2,065,064)	$(1,828,448)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,695,157,207	4,991,316,919	6,562,530,671	4,886,341,827

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)

									Unarned	Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Compensation	Paid in Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	7	$-	60	$-	5,315,683,905	$531,568	1,500,000	$150	$(67,058)	$18,513,123	$(19,924,797)	$(947,014)

Common stock issued for cash	-	-	-	-	75,850,000	7,585	-	-	-	191,965	-	199,550

Stock issued to convert notes payable and accrued interest	-	-	-	-	8,734,640	874	-	-	-	56,774	-	57,648

Amortization of unearned compensation	-	-	-	-	-	-	-	-	18,801	-	-	18,801

Net Loss	-	-	-	-	-	-	-	-	-	-	(589,580)	(589,580)

Balance March 31, 2021	7	-	60	-	5,400,268,545	540,027	1,500,000	150	(48,257)	18,761,862	(20,514,377)	(1,260,595)

Common stock issued for cash	-	-	-	-	207,733,334	20,773	35,417,000	3,542	-	467,085	-	491,400

Stock issued to convert notes payable and accrued interest	-	-	-	-	15,594,247	1,559	-	-	-	77,971	-	79,530

Stock issued for services	-	-	-	-	13,756,154	1,376	-	-	(23,500)	67,675	-	45,551

Amortization of unearned compensation	-	-	-	-	-	-	-	-	19,010	-	-	19,010

Net Loss	-	-	-	-	-	-	-	-	-	-	(634,096)	(634,096)

Balance June 30, 2021	7	-	60	-	5,637,352,280	563,735	36,917,000	3,692	(52,747)	19,374,593	(21,148,473)	(1,259,200)

Common stock issued for cash	-	-	-	-	198,000,000	19,800	-	-	-	397,200	-	417,000

Stock issued to convert notes payable and accrued interest	-	-	-	-	35,615,390	3,562	-	-	-	142,462	-	146,024

Stock issued for services	-	-	-	-	1,581,182	158	-	-	-	6,173	-	6,331

Amortization of unearned compensation	-	-	-	-	-	-	-	-	19,220	-	-	19,220

Net Loss	-	-	-	-	-	-	-	-	-	-	(604,772)	(604,772)

Balance September 30, 2021	7	$-	60	$-	5,872,548,852	$587,255	36,917,000	$3,692	$(33,527)	$19,920,428	$(21,753,245)	$(1,275,397)

Balance December 31, 2021	7	$-	60	$-	6,176,318,579	$617,632	37,750,000	$3,775	$(261,536)	$20,714,410	$(22,550,211)	$(1,475,930)

Common stock issued for cash	-	-	-	-	328,000,000	32,800	-	-	-	631,200	-	664,000

Stock issued for services, committed in prior period	-	-	-	-	14,000,000	1,400	(14,000,000)	(1,400)	-	-	-	-

Stock issued for services	-	-	-	-	19,885,913	2,089	-	-	(3,300)	77,183	-	75,972

Cancellation of shares	-	-	-	-	(61,183,646)	(6,118)	-	-	-	6,118	-	-

Amortization of unearned compensation	-	-	-	-	-	-	-	-	85,470	-	-	85,470

Net Loss	-	-	-	-	-	-	-	-	-	-	(748,424)	(748,424)

Balance March 31, 2022	7	-	60	-	6,477,020,846	647,803	23,750,000	2,375	(179,366)	21,428,911	(23,298,635)	(1,398,912)

Common stock issued for cash	-	-	-	-	202,500,000	20,250	-	-	-	384,750	-	405,000

Stock issued for services	-	-	-	-	13,924,764	1,392	-	-	-	38,608	-	40,000

Cancellation of shares	-	-	-	-	(23,500,000)	(2,350)	-	-	-	2,350	-	-

Amortization of unearned compensation	-	-	-	-	-	-	-	-	63,151	-	-	63,151

Net Loss	-	-	-	-	-	-	-	-	-	-	(651,463)	(651,463)

Balance June 30, 2022	7	-	60	-	6,669,945,610	667,095	23,750,000	2,375	(116,215)	21,854,619	(23,950,098)	(1,542,224)

Common stock issued for cash	-	-	-	-	153,123,189	15,312	23,115,550	2,312	-	320,607	-	338,231

Stock issued for services	-	-	-	-	14,345,238	1,435	-	-	-	39,515	-	40,950

Stock issued for financing fees	-	-	-	-	500,000	50	-	-	-	1,350	-	1,400

Amortization of unearned compensation	-	-	-	-	-	-	-	-	63,846	-	-	63,846

Net Loss	-	-	-	-	-	-	-	-	-	-	(665,177)	(665,177)

Balance September 30, 2022	7	$-	60	$-	6,837,914,037	$683,892	46,865,550	$4,687	$(52,369)	$22,216,091	$(24,615,275)	$(1,762,974)

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,065,064)	$(1,828,448)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,395	16,395
Amortization of beneficial conversion feature and loan fees	3,864	75,348
Amortization of unearned compensation	212,467	57,031
Common stock issued for services	156,922	51,882
Financing fees on debt	1,400	-
Gain on disposal of asset	-	(18,500)
Loss on extinguishment of debt	21,250	121,847
Loss on disposal of asset	85,000	-
Loss on settlement of accounts payable	-	449
Decrease (increase) in:
Prepaid expenses and deposits	3,000	98,956
Deferred revenue	-	140,000
Increase (decrease) in:
Accounts payable & accrued expenses	78,085	21,336
Net cash from operating activities	(1,486,681)	(1,263,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(145)	-
Proceeds from sale of asset	-	18,500
Net cash from investing activities	(145)	18,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,404,919	1,107,950
Proceeds from the issuance convertible notes payable	50,000	-
Proceeds from the issuance convertible notes payable, related party	40,000	-
Proceeds from the issuance notes payable, related party	5,000	-
Payments on convertible notes payable, related party	(10,000)	-
Payments on notes payable, related party	(5,000)	-
Payments on notes payable	(50,000)	(2,000)
Payments to shareholders	6,500	6,000
Net cash from financing activities	1,441,419	1,111,950

NET CHANGE IN CASH	(45,407)	(133,254)
CASH, BEGINNING OF PERIOD	81,801	186,873
CASH, END OF PERIOD	$36,394	$53,619

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$-	$283,202
Stock issued for prepaid services	$3,300	$23,500

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying consolidated financial statements of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2022. The results of operations for the nine month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2022 or for any future period.

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

The Company formed a wholly owned subsidiary, Exploration Studios, LLC, in May 2018 in order to explore media strategies and opportunities. Exploration Studios, LLC has not yet commenced operations.

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

NOTE 2 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $24,615,275 as of September 30, 2022. During the nine month period ended September 30, 2022, the Company’s net loss was $2,065,064 and at September 30, 2022, the Company had a working capital deficit of $1,937,960. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2022. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The Company is also aware of the recent decision by the U.S. Federal Reserve to raise interest rates. The rising interest rate environment may have a significant material negative effect on the Company’s business and operations. Higher interest rates may make it more expensive, or potentially impossible, for the Company to raise capital to fund its operations. If the Company is unable to successfully raise capital, then it is highly likely that it will be forced to cease operations which may result in investors losing the entirety of their investment in the Company.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2022 and December 31, 2021. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2022, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $157,876 and $323,052 for the nine month periods ended September 30, 2022 and 2021, respectively and $16,669 and $112,610 for the three month periods ended September 30, 2022 and 2021, respectively, which is included in operating expenses in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at September 30, 2022 and December 31, 2021 as deferred revenue, as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the nine month periods ended September 30, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of September 30, 2022 and 2021, there were approximately 730,366,968 and 673,692,795 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense was $16,395 for the nine month periods ended September 30, 2022 and 2021, respectively, and $5,465 for the three month periods ended September 30, 2022 and 2021, respectively, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine month periods ended September 30, 2022 and 2021.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the nine month periods ended September 30, 2022 and 2021 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments for the nine month periods ended September 30, 2022 and 2021 (see Note 10 – Segment Information).

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.  The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to September 30, 2021, $1,519 from July 1, 2021 to September 30, 2022, $1,564 from July 1, 2022 to September 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. Under the terms of the lease there may be additional fees charged above the base monthly rental fee.

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957. During the nine month periods ended September 30, 2022 and 2021, the Company recorded and $13,802 as operating lease expense, which is included in rent expense on the consolidated statements of operations. During the three month periods ended September 30, 2022 and 2021, the Company recorded $4,601 as operating lease expense, which is included in rent expense on the consolidated statements of operations.

Right-of-use assets at September 30, 2022 and December 31, 2021 are summarized below:

	September 30, 2022	December 31, 2021
Office lease	$48,957	$48,957
Less accumulated amortization	(34,197)	(21,946)
Right of use assets, net	$14,760	$27,011

Operating Lease liabilities are summarized below:

	September 30, 2022	December 31, 2021
Office lease	$15,232	$27,594
Less: current portion	(15,232)	(16,876)
Long term portion	$-	$10,718

Maturity of lease liabilities are as follows:

Year ended December 31, 2022	$4,729
Year ended December 31, 2023	11,081
Total future minimum lease payments	15,810
Less: Present value discount	(578)
Lease liability	$15,232

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

Convertible Notes Payable

The following tables reflect the convertible notes payable at September 30, 2022 and December 31, 2021:

	Issue Date	Maturity Date	September 30, 2022	December 31, 2021	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable – related parties
	10/31/21	04/13/22	$-	$3,000	2.00%	0.0020
	11/10/21	05/10/22	-	3,000	2.00%	0.0020
	07/06/22	01/06/23	20,000	-	6.00%	0.0150
	07/29/22	01/29/23	10,000	-	6.00%	0.0020
	08/04/22	02/04/23	10,000	-	6.00%	0.0020
Face Value			40,000	6,000
Less unamortized discounts			-	(3,864)
Balance convertible notes payable – related parties			$40,000	$2,136

	Issue Date	Maturity Date	September 30, 2022	December 31, 2021	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
	08/31/22	09/29/22	50,000	-	6.00%	0.0020
Balance convertible notes payable - in default			$285,300	$235,300

Issue Date	Maturity Date	September 30, 2022	December 31, 2021	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/13/21	04/13/22	3,000	-	2.00%	0.0020
11/10/21	05/10/22	3,000	-	2.00%	0.0020
Balance convertible notes payable - related parties, in default		$644,500	$638,500
Balance all convertible notes payable		$969,800	$875,936

Notes Payable

The following tables reflect the notes payable at September 30, 2022 and December 31, 2021:

	Issue Date	Maturity Date	September 30, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable
	12/08/21	01/08/22	$-	$50,000	6.00%
Balance notes payable			$-	$50,000

	Issue Date	Maturity Date	September 30, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	8,000	18,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default			$118,000	$128,000

	Issue Date	Maturity Date	September 30, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$136,500	$196,500

New Notes Payable and Convertible Notes Payable Issued During the Nine Month Periods Ended September 30, 2022 and 2021

During the nine month period ended September 30, 2022 the Company entered into the following new convertible note or notes payable agreements:

In July of 2022, the Company entered into a convertible promissory note agreement in the amount of $20,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before January 6, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.015 per share.

In July of 2022, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before January 29, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

In August of 2022, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before February 4, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

In August of 2022, the Company entered into a promissory note agreement in the amount of $5,000 with a related party. This note paid interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 26, 2022. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. The note was repaid and the balance at September 30, 2022 was $0.

In August of 2022, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 29, 2022. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share. This convertible not payable is in default due to non payment of principal and accrued interest.

During the nine month period ended September 30, 2021, the Company did not enter into any new convertible notes payable or notes payable agreements.

Repayment of Promissory Notes

During the nine month period ended September 30, 2022, the Company repaid a total of $50,000 of the principal of a promissory note with an original principal balance of $50,000 that was due on January 8, 2022.

During the nine month period ended September 30, 2021, the Company repaid a total of $10,000 of the principal of a promissory note with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at September 30, 2022 was $8,000.

Note Conversions

There were no conversions of convertible promissory notes during the nine month period ended September 30, 2022.

During the nine month period ended September 30, 2021:

The Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable, with a total share value of $57,648.

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

Shareholder Loan

At September 30, 2022 and December 31, 2021, the Company had the following loans outstanding to its CEO in the total amounts of $14,400 and $7,900, respectively, as follows:

-	A loan with no due date with a remaining balance of $1,500 and an interest rate of 2% and a conversion rate of $0.0005;

-	A loan due on October 26, 2021 with a remaining balance of $4,000 and an interest rate of 1%;

-	A loan due on January 22, 2022 with a remaining balance of $1,400 and an interest rate of 1%;

-	A loan due on January 26, 2022 with a remaining balance of $1,000 and an interest rate of 1%;

-	A loan due on June 16, 2022 with a remaining balance of $3,000 and an interest rate of 1%; and

-	A loan due on September 9, 2022 with a remaining balance of $3,500, and an interest rate of 1%.

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

NOTE 6 – IMPAIRMENT OF ASSET

During 2022, the Company entered into an agreement with a corporation to lease a boat for use in its operations. Under the agreement the Company agreed to pay the owner of the boat $2,000 per month until a total of $85,000 was paid, at which point title of the boat would be transferred to the Company. The boat was damaged while in use and the Company has agreed to pay the boat’s owner the full value of the contractual agreement for the lease purchase of the boat. The Company has estimated a full loss on the boat during the nine month period ended September 30, 2022 and wrote off the contractual value of the boat, $85,000, which is included in the consolidated statements of operations as a loss on sale of asset. The amount due as of September 30, 2022 of $85,000 has been included in the accompanying consolidated balance sheets in accounts payable and accrued expenses.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

At September 30, 2022 and December 31, 2021, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the nine month periods ended September 30, 2022 and 2021.

At September 30, 2022 there were 4,000,000 warrants outstanding with a weighted average exercise price of $0.005, weighted average reaming life of 0.13 years and an average intrinsic value of $0.0.001. There were no warrants granted during the three month period ended September 30, 2022. At December 31, 2021, there were 4,000,000 warrants with a weighted average exercise price of $0.005, weighted average reaming life of 0.92 years, and an average intrinsic value of $0.001.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership with MAP, with the formation of Seafarer’s Quest, LLC for the purpose of exploring a shipwreck site off of Melbourne Beach, Florida. Seafarer owns 50% of Seafarer’s Quest, LLC and is handling the operations on behalf of Seafarer’s Quest. To date there has been no significant financial activity in Seafarer’s Quest. Under the partnership with MAP, Seafarer is the designated manager of Seafarer’s Quest, LLC and is responsible for the costs of permitting, exploration and recovery. Seafarer is entitled to receive 80% and MAP is entitled to receive 20% of artifacts and treasure recovered from the site after the State of Florida receives its share, which is anticipated to be 20% under any future recovery permits. The permits with the State of Florida for two areas on the site, designated as Areas 1 and 2, were extended in early 2022 for an indefinite time period pending formal renewal. There are currently no recovery permits for the site that have been applied for or issued as of the date of this filing. It will be necessary to be granted a recovery permit in order to recover any artifacts and treasure that may potentially be located on the site. The required, affiliated environmental permits from the U.S. Army Corps of Engineers (“USACE”) and Florida Department of Environmental Protection (“FLDEP’) were previously issued in the name of a partner that is no longer active. In 2020 Seafarer worked with the various State of Florida governmental agencies involved to update and consolidate all of these environmental permits solely under the Company’s name. The State of Florida Bureau of Archeological Research (“FBAR”) had ordered the Company not to disturb the ocean’s bottom while the changes and updates to the Company’s permits were in process. Some requests of change are questionable to the Company. Since the issuance of the USACE and FLDEP environmental permits, FBAR has continued to stop or delay ground disturbance in Seafarer’s legally permitted area with ongoing questions and requests.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2022, the Company has had extensive dealings with related parties including the following:

In May of 2022, the Company’s CEO provided a loan to the Company in the amount of $3,000. This loan pays interest at a rate of 1% per annum and the principal and accrued interest was due on or before June 17, 2022.

In July of 2022, the Company entered into a convertible promissory note agreement in the amount of $20,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before January 6, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.015 per share.

In July of 2022, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before January 29, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

In August of 2022, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before February 4, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

In August of 2022, the Company’s CEO provided a loan to the Company in the amount of $3,500. This loan pays interest at a rate of 1% per annum and the principal and accrued interest was due on or before September 9, 2022.

In August of 2022, the Company entered into a promissory note agreement in the amount of $5,000 with a related party. This note paid interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 26, 2022. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. The note was repaid and the balance at September 30, 2022 was $0.

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the nine month periods ended September 30, 2022 and 2021, the Company paid the related party limited liability company consulting fees of $22,000 and $9,000, respectively, for services rendered. During the three month periods ended September 30, 2022 and 2021, the Company paid the related party limited liability company consulting fees of $5,000 and $2,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the nine month periods ended September 30, 2022 and 2021 the Company paid the related party limited liability company fees of $6,478 and $11,225, respectively, for services rendered. During the three month periods ended September 30, 2022 and 2021, the Company paid the related party limited liability company consulting fees of $0 and $2,300, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

During the nine month periods ended September 30, 2022 and 2021, the Company paid a related party consultant fees of $27,000 and $20,000, respectively. During the three month periods ended September 30, 2022 and 2021, the Company paid a related party consultant fees of $9,000. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations.

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

At September 30, 2022, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 10 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals to a private company in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the nine month periods ended September 30, 2022 and 2021 incurred by the two separate segments below.

During the nine month periods ended September 30, 2022 and 2021, Blockchain did not generate any revenues. The Company is currently evaluating Blockchain’s business and does not believe that it will generate any revenues for the foreseeable future.

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2022 is as follows:

	September 30, 2022	September 30, 2022	September 30, 2022
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$11,127	$11,127
Total operating expenses	-	1,919,812	1,919,812
Net loss from operations	$-	$(1,908,685)	$(1,908,685)

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2021 is as follows:

	September 30, 2021	September 30, 2021	September 30, 2021
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$18,922	$18,922
Total operating expenses	29,386	1,618,340	1,647,726
Net loss from operations	$(29,386)	$(1,599,418)	$(1,628,804)

NOTE 11– SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	sales of 203,192,473 shares of restricted common stock under subscription agreements for proceeds of $420,000;

(ii)	issuance of 25,221,918 shares of restricted common stock to settle $50,444 of principal and accrued interest of one convertible notes payable; and

(iii)	4,020,005 shares of restricted common stock were issued for services totaling $12,000.

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

The Company has received from the Florida Department of State a notice of lack of authority to permit or deny recovery activities on the unidentified shipwreck on Juno Beach. The Florida Bureau of Archaeological Research (the “Bureau” or “FBAR”), Division of Historical Resources, Florida Department of State stated to Seafarer “The shipwreck is non-permittable pursuant to Rule 1A-31.0045(2), F.A.C.” The Bureau cited an order dated November 14, 2017 where the United States District Court entered a Final Order of Court Default and Final Judgement Granting Award for Admiralty in Rem. The District Court’s order ruled “Seafarer is hereby the true, sole, and exclusive owner of the Defendant Shipwrecked Vessel and having exclusive right to conduct recovery operation on the Defendant Shipwrecked Vessel and any items recovered therefrom.” Additional permitting will still be necessary with the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers. Applications have been made to both entities and the Company has been told they are currently processing the permits.

In order to potentially find more efficient methods to explore and document historical shipwrecks, the Company has investigated various technologies and non-scientific methodologies. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. The ongoing developmental work and improvements to the SeaSearcher which been expensive and management anticipates that the expenses for these development costs will continue to be incurred for the foreseeable future. Advances in algorithms and artificial intelligence (AI) will continue indefinitely while the present model can be currently used in the field. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses. The Company has completed field usage on the Ring site in Area 2 of Melbourne Beach where multiple non precious metals were properly identified under the sand at various depths.

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

This type of business venture is highly speculative in nature and carries a very high degree of risk. An investment in the Company’s securities is very risky and should only be considered by those investors or lenders who do not require liquidity and who can afford to suffer a total loss of their investment.

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

The Company continually monitors media rights for potential revenue opportunities. The Company has had discussions with media entities to further understand the potential advantages offered. Management believes various forms of media can represent a potential future revenue opportunity for the Company, if the right circumstances arise. The Company is exploring opportunities and strategies to develop media content based on its exploration activities with a goal of potentially generating revenue through social media platforms.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from November 14, 2022.

At September 30, 2022 and December 31, 2021, the Company had working capital deficits of $1,937,960 and $1,668,699 respectively. The Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Three Month Period Ended September 30, 2022 Results of Operations Compared to the Three Month Period Ended September 30, 2021 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended September 30, 2022 and 2021, the Company generated $4,907 and $5,548 of revenue respectively, which is shown as service income on the accompanying consolidated statements of operations.

Operating Expenses

Operating expenses were $546,807 for the three month period ended September 30, 2022 versus $558,352 for the same period in 2021, a decrease of approximately 2.1%. Consulting and contractor expense was $280,948 for the three month period ended September 30, 2022 versus $275,361 for the same period in 2021, an increase of 2%. The Company incurred vessel related expenses of $36,923 during the three month period ended September 30, 2022 versus $28,108 during the three month period ended September 30, 2021, an increase of approximately 31.4%. Vessel related expenses periodically fluctuate due to a variety of factors, during the three month period ended September 30, 2022 the Company incurred higher vessel related fuel and maintenance costs. The research and development expenses were $16,669 in 2022 versus $112,610 in 2021. The Company’s research and development expenses were related to the continued development of its SeaSearcher autonomous underwater device. The decrease in research and development expenses in 2022 were partially due to the Company accruing some of the fees owed for research and development. During the three month period ended September 30, 2022, professional fees were $9,000 as compared to $14,008 during the three month period ended September 30, 2021, a decrease of approximately 35.8%. Professional fees declined in 2022 due to the Company using fewer legal services. During the three month period ended September 30, 2022, general and administrative expenses were $166,804 as compared to $83,048 during the three month period ended September 30, 2021, an increase of 101%. The primary reason for the increase in general and administrative expenses in 2022 was due to the Company renting a boat for use in operations. Depreciation expense was $5,465 during the three month periods ended September 30, 2022 and 2021. Rent expense was $9,144 during the three month period ended September 30, 2022 versus $9,052 for the same period in 2021, an increase of approximately 1.0%. The Company incurred travel and entertainment expenses of $21,854 during the three month period ended September 30, 2022 as compared to $30,700 during the three month period ended September 30, 2021, an approximate 29% decrease on a quarter-over-quarter basis.

Other Income (Expenses)

Other income (expense) was ($123,277) during the three month period ended September 30, 2022 versus ($51,968) during the three month period ended September 30, 2021. Interest expense for the three month period ended September 30, 2022 was $17,027 versus $25,761 for the same period in 2021, a decrease of approximately 33.9%. The decrease in interest expense was mostly due to a decrease in the amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $21,250 during the three month period ended September 30, 2022 versus $44,258 during the same period in 2021. During the three month period ended September 30, 2022, loss on sale of asset was $85,000 versus $0 in 2021. The loss on sale of asset in 2022 was due to the Company writing off the value of a boat that it was leasing and had agreed to purchase The Company decided to write off the value of the boat because it became damaged. During the three month period ended September 30, 2022, gain on disposal of asset was $0 versus $18,500 in 2021. The gain on disposal of asset in 2021 was due to the sale of one of the Company’s salvage vessels that had been fully depreciated.

Net Loss

The Company’s net loss for the three months ended September 30, 2022 and 2021 was $665,177, and $604,772 respectively, a quarter-over-quarter increase of approximately 10.0%.

Summary of the Nine Month Period Ended September 30, 2022 Results of Operations Compared to the Nine Month Period Ended September 30, 2021 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the nine month periods ended September 30, 2022 and 2021, the Company generated $11,127 and $18,922 of revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $1,919,812 for the nine month period ended September 30, 2022 versus $1,647,726 for the same period in 2021, an increase of 16.5%. The increase in operating expenses in 2022 was primarily due to increases in consulting and contractor expenses, vessel related maintenance and dockage expenses, and general and administrative fees. Consulting and contractor expense was $1,164,348 for the nine month period ended September 30, 2022 versus $787,301 for the same period in 2021, an increase of nearly 47.9%. The Company had increased activity during 2022 and utilized additional consulting services and independent contractors for its operations. The Company incurred vessel related expenses of $129,837 during the nine month period ended September 30, 2022 versus $74,311 during the nine month period ended September 30, 2021, an increase of approximately 75%. The primary reason for the increase in vessel related expenses in 2022, were increases in fuel costs and the Company made several major repairs and upgrades to its owned and leased vessels. Research and development expenses were $157,876 in 2022 versus $323,052 in 2021. The Company’s research and development expenses were related to the development of its SeaSearcher autonomous underwater device. The Company’s Research and development expenses decreased in 2022 due to the early stage development of the SeaSearcher having been completed. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the nine month period ended September 30, 2022, professional fees were $41,271 as compared to $68,808 during the nine month period ended September 30, 2021, a decrease of approximately 40.0%. Professional fees decreased during the nine month period ended September 30,2022 due to the Company using fewer legal services. During the nine month period ended September 30, 2022, general and administrative expenses were $317,703 as compared to $287,312 during the nine month period ended September 30, 2021, an increase of 10.6%. Depreciation expense was $16,395 during the nine month periods ended September 30, 2022 and 2021. Rent expense was $35,724 during the nine month period ended September 30, 2022 versus $30,526 for the same period in 2021, an increase of approximately 17.0%. Rent expense increased primarily due to the overall increases in rents due to the inflation resulting from current economic activities and the Company leased some space for one of its archaeological consultants during time that the consultant was required to be on the site of one of the Company’s historic shipwreck locations. The Company incurred travel and entertainment expenses of $56,658 during the nine month period ended September 30, 2022 as compared to $60,021 during the nine month period ended September 30, 2021, an approximate 6% decrease.

Other Income (Expenses)

Other income (expense) was $(156,379) during the nine month period ended September 30, 2022 versus ($199,644) during the nine month period ended September 30, 2021, a decrease of $43,265. The 21.7% decrease in other income (expense) in 2022 was primarily due to decreases in loss on extinguishment of debt and interest expense. Loss on extinguishment of debt was $21,250 during the nine month period ended September 30, 2022 versus $121,847 during the same period in 2021, a decrease of 82.6%. The decrease on the loss from extinguishment of debt was due to fewer conversions of the principal and accrued interest of several of convertible promissory notes. Interest expense for the nine month period ended September 30, 2022 was $50,129 versus $95,848 for the same period in 2021, a decrease of approximately 48%. The decrease in interest expense was mostly due to a decrease in the amortization of interest relating to the beneficial conversion features of several convertible notes. During the nine month period ended September 30, 2022, loss on sale of asset was $85,000 versus $0 in 2021. The loss on sale of asset in 2022 was due to the Company writing off the value of a boat that it was leasing and had agreed to purchase. The Company decided to write off the value of the boat because it became damaged. During the nine month period ended September 30, 2022, gain on disposal of asset was $0 versus $18,500 in 2021. The gain on disposal of asset in 2021 was due to the sale of one of the Company’s salvage vessels that had been fully depreciated.

Net Loss

The Company’s net loss for the nine months ended September 30, 2022 and 2021 was $2,065,064, and $1,828,448, respectively, a year-over-year increase of approximately 13.0%.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2022 net cash flows used in operating activities was $1,486,681.

For the nine month period ended September 30, 2021 net cash flows used in operating activities was $1,263,704.

Cash flows used in operating activities increased in 2022 due to the increased net loss, an increase in the amortization of unearned compensation, a loss on the disposal of an boat related asset and an increase in services by various service providers.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2022 net cash flows used in investing activities was ($145).

For the nine month period ended September 30, 2021 net cash flows used in investing activities was $18,500.

Cash flows used in investing activities decreased due to the Company not receiving the proceeds from the disposal of an asset in 2022, whereas in 2021 the Company received $18,500 from the disposal of an asset.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2022 net cash provided by financing activities was $1,441,419.

For the nine month period ended September 30, 2021 net cash provided by financing activities was $1,111,950.

Cash flows used in financing activities primarily increased in 2022 due to an increase in the procees from the issuance of common stock and proceeds from the issuance of convertible notes payable and convertible notes payable to related parties.

Liquidity and Capital Resources

At September 30, 2022, the Company had $36,394 cash in the bank. During the nine month periods ended September 30, 2022 and 2021 the Company incurred net losses of $2,065,064, and $1,828,448, respectively. At September 30, 2022, the Company had $37,144 in current assets and $1,975,104 in current liabilities, leaving the Company a working capital deficit of $1,937,960.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the nine month period ended September 30, 2022. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2021 and 2020 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the nine month period ended September 30, 2022, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,908,685 for the nine month period ended September 30, 2022 and $1,628,804 for the nine month period ended September 30, 2021. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the nine month periods ended September 30, 2022 and 2021 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2022. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2022 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended September 30, 2022.

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the three month period ended September 30, 2022, the Company issued 14,345,328 shares for various services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2022, the Company entered into subscription agreements to sell 153,123,189 shares of its restricted common stock in exchange for proceeds of $338,231. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

During the three month period ended September 30, 2022, the Company issued 500,000 shares of its restricted common stock for financing fees related to a note payable agreement.

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

Repurchase of Securities

During the nine month period ended September 30, 2022, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the nine month period ended September 30, 2022. Please see Note 7 - Stockholders’ Deficit for a list of warrants outstanding at September 30, 2022.

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

SEAFARER EXPLORATION CORP.

Date: November 14, 2022	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2022	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 14, 2022	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 14, 2022	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 14, 2022	By:	/s/ Bradford Clark
Bradford Clark, Director