Form 10-Q/A
period 2022-09-30
SEAFARER EXPLORATION CORP
filed 2022-11-23
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the Securities and Exchange Commission on November 14, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

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

Right-of-use assets at September 30, 2022 and December 31, 2021 are summarized below:

	September 30, 2022	December 31, 2021
Office lease	$48,957	$48,957
Less accumulated amortization	(34,197)	(21,946)
Right of use assets, net	$14,760	$27,011

Operating Lease liabilities are summarized below:

	September 30, 2022	December 31, 2021
Office lease	$15,231	$27,594
Less: current portion	(15,231)	(16,876)
Long term portion	$-	$10,718

Maturity of lease liabilities are as follows:

Year ended December 31, 2022	$4,729
Year ended December 31, 2023	11,081
Total future minimum lease payments	15,810
Less: Present value discount	(579)
Lease liability	$15,231

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

At September 30, 2022 there were 4,000,000 warrants outstanding with a weighted average exercise price of $0.005, weighted average reaming life of 0.13 years and an average intrinsic value of $0.001. There were no warrants granted during the three month period ended September 30, 2022. At December 31, 2021, there were 4,000,000 warrants with a weighted average exercise price of $0.005, weighted average reaming life of 0.92 years, and an average intrinsic value of $0.001.

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

SEAFARER EXPLORATION CORP.

Date: November 23, 2022	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 23, 2022	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 23, 2022	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 23, 2022	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 23, 2022	By:	/s/ Bradford Clark
Bradford Clark, Director