Form 10-K
period 2022-12-31
SEAFARER EXPLORATION CORP
filed 2023-03-31
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2022

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $17,332,344 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2023 the Registrant had 7,499,729,658 outstanding shares of its common stock, $0.0001 par value.

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

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. (“the Company” or “Seafarer”), a Florida Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company’s principal business plan is to develop the infrastructure to engage in archaeological research, archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks and to eventually monetize the recovery of artifacts. The business plan includes in-depth archival research and translation of historical documents from archives and repositories from around the world. The plan also includes the development of various new technologies which will improve efficiencies of both time and accuracy, as well as create a smaller operational footprint.

The exploration and recovery of historic shipwrecks is by nature very speculative, and there is a high degree of risk inherent in this type of business venture. The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process and it may take very long periods of time, several years to decades, and/or be prohibitively expensive to locate and recover valuable artifacts, if any are ever located at all, from historic shipwreck sites. It is for those reasons that Seafarer and others feel it is mandatory to develop new advanced technologies.

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future historic shipwreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed with the exception of the Company’s proprietary SeaSearcher device which is still in development. Additional scientists have been hired as consultants to assist in these endeavors. The ongoing cost of SeaSearcher development is substantial and is an additional and significant financial hurdle for the Company. Seafarer believes the advancement of this technology is important for the advancement of the field of archaeology.

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

Limited Revenue and Significant Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the necessary infrastructure and technology for the exploration of historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. Based on our historical rate of expenditures, the Company expects to expend its available cash in three months or less from March 24, 2023. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations. If the Company is not able to continue to raise capital, then it will be forced to cease its operations, which would likely result in both the complete loss of all capital invested in and loans provided to the Company.

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

Companies such as Seafarer that do not generate significant cash flow to cover expenses must rely on outside financing, which carries a very high degree of risk due to the fact that it may become extremely challenging or impossible to obtain such outside financing. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company’s business plan and expenditures. During the years ended December 31, 2022 and 2021, we did not generate any significant revenues from continuing operations. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of capital invested in the Company.

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

The Company has investigated various technologies and non-scientific equipment to help better explore or document historic shipwreck sites. To the present date, none of these technologies have been proven to have any efficacy with the exception of the SeaSearcher. The SeaSearcher has however experienced technical issues during the development phase that have caused operational delays that are expensive both in terms of repairs and down time. The Company, along with its development partner, is attempting to develop a hand held metal discriminator for precision location of ferrous and nonferrous metals based on the SeaSearcher technology, as well as other technologies to improve operating efficiencies. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which will result in extra expenses to the Company. These development expenses will continue indefinitely.

The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process. It may take many years and/or be prohibitively expensive to locate, if any are ever located at all, and recover valuable artifacts from historic shipwrecks. Locating and recovering valuable artifacts is very challenging, expensive, and rare which is why the Company is developing the SeaSearcher at significant expense. If the Company is not able to locate artifacts or treasure with significant value, then there is a high probability that the Company will face adverse consequences which would likely result in the loss of both all capital invested in or loaned to the Company.

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

Even if the Company is able to obtain permits for historic shipwreck projects, there is a possibility that the shipwrecks may have already been salvaged, may not be located, or may not have had anything valuable on board at the time that they sank. The potential advantage of the newly developed technology is designed to potentially eliminate or reduce these risks. It is the Company’s intent to find shipwrecks where available research suggests there were not any previous recovery efforts or past recovery efforts failed or were not completed. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will exceed the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

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

There is currently a limited trading market for our securities. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. The ability to deposit restricted shares has also become increasingly more difficult over the past several years. Some clearing firms who used to clear low priced securities for multiple brokerage firms have closed or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it may be very challenging and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities. Furthermore, the sale of unregistered and restricted securities by current shareholders, including shares issued to consultants and shares issued to settle convertible promissory notes and to settle debt, may cause a significant drop in the market prices of the Company’s securities. Also, because the Company primarily finances the operations with the sale of securities, an increase to the authorized shares may need to be done from time to time.

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

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi-stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. Without significant revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing, then it would more than likely be forced to cease operations and all capital invested in the Company or borrowed by the Company will be lost. If the Company is unable to secure additional financing or meaningful revenues, our business may fail and our stock price may be adversely affected which could result in a total loss of investment capital. The raising of additional financing will, as it has over the last several years, result in dilution of the Company’s current shareholders or a significant decrease in the value of the Company’s securities.

In addition, the expenses associated with operating a small publicly traded company engaged in the historic shipwreck recovery business are exorbitantly high. The cost of operations may include the cost of buying or leasing vessels, regular vessel maintenance and upkeep, ongoing vessel repairs due to wear and tear and damage by natural or human causes, docking fees, fuel, upgrades, equipment costs, personnel costs, insurance, registration costs, permitting, temporary lodging and provisions for divers and other personnel. In addition to the operating expenses, a publicly traded company also incurs the significant recurring costs of maintaining publicly traded status, which include, but are not limited to administrative, accounting, audit, executive, legal, including legal expenses required in responding to comments from permitting agencies, shutdowns, and administrative appeals.

The additional delays to the Company’s operational goals and objectives as a result of being prohibited by a state permitting agency from utilizing ground disturbing work for periods of time have been harmful as the Company must still cover overhead and fixed expenses while some activities are temporary on hiatus. These combined expenses are particularly burdensome for a smaller public company. The recurring expenses associated with being a publicly traded company focused on the exploration and recovery of historic shipwrecks may cause the Company to be at a significant competitive disadvantage when compared to some of its competitors who are private companies or other public companies.

Due to these and other factors, the Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. As discussed in Note 2 – Going Concern to our consolidated financial statements for the years ended December 31, 2022 and 2021, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Based on our financial results as of December 31, 2022, there are substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s net losses were $2,616,601 for the year ended December 31, 2022 and $2,625,414 for the year ended December 31, 2021. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Furthermore, governmental agencies may require various types of permits to explore shipwreck sites, and the permitting process is often lengthy and complex. Obtaining permits and entering into agreements with governmental and quasi-governmental agencies to conduct historic shipwreck exploration and recovery operations is generally a very complicated, time consuming, and expensive process. Moreover, the process of entering into agreements and/or obtaining permits may be subject to lengthy delays, and in some cases in excess of a year. Some governmental agencies may refuse to issue permits to the Company for recovery of artifacts or intentionally delay the permitting process utilizing administrative requirements as a tactic to hamper and delay the process.

The reasons for a lengthy permitting process and delays of existing permits may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, forcing the Company to perform tasks that are not required by law or regulation, addressing only one subject matter at a time instead of parallel actions and delaying the permitting process, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, requests for core sampling, requests for carbon dating, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, overly aggressive interpretation of statutes by permitting authorities to attempt to hamper private entities engaged in the exploration and recovery of historic shipwrecks and related archaeological materials, etc. The length of time it takes to obtain permits or enter into agreements, and the administrative time lag by permitting agencies with regards to permitting issues may result in the Company having to expend significant resources while waiting to perform exploration and recovery work with little or no visibility as to the timing of resolving such permitting issues.

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

Litigation

The Company has been engaged in various litigations in the past (please see Item 3. Legal Proceedings below). In the future the Company could be subject to litigations, although none are known or expected at this time. Potential future litigations could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition.

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

Other factors that may hinder the Company’s ability to conduct year round operations include a lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi-governmental agencies, and delays by state permitting agencies stopping ground disturbances for debatable reasons.

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

From November 2017 until July 2021, the FBAR had requested that Seafarer submit new recovery permit applications on three separate occasions. Two of the recovery applications were denied for reasons Seafarer found objectionable. After submitting the third recovery application, the FBAR correctly determined that they did not have the authority to issue the recovery permit all along because the site was awarded exclusively to Seafarer by way of an Admiralty Claim. The Admiralty Claim was originally provided to FBAR in November 2017. However, FBAR delayed Seafarer’s operations from continuing in Juno Beach until July 2021, a period of approximately three years and eight months.

The Company believes it is possible the Juno Beach Shipwreck site may potentially contain remnants of a sunken 1500s era ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine with any degree of certainty whether or not the ship was originally carrying cargo of any significant value.

With data from the Master Site Plan from entries by a Florida state archaeologist from 1988 who has since retired, which the Company believes may have been withheld from it for several years, Seafarer believes that it is possible that a 1500s era shipwreck may be located within the Company’s Admiralty Claim at Juno Beach, although it is very possible that if the shipwreck is located it does not contain anything of value. The Company has determined that a large portion of the magnetometer survey of the Juno Beach Shipwreck site that was originally provided to the Company by apast partner on the site was intentionally deleted. Shipwreck material and remnants including pottery, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship have all been found in the deleted area of a magnetometer survey.

The Company will attempt to complete a SeaSearcher survey of the entire deleted area when certain conditions are met. There is also a possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, sand and significant overburden that cover large areas of the site, strong multiple layer currents, etc.

Melbourne Beach

There is a purported historic shipwreck site located in the waters off of Melbourne Beach, Florida that the Company has been investigating. In February 2013, the Company signed an agreement with a third party who previously explored this site for the right to investigate the site. In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC (“SQ”). SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has 50% ownership and is the designated management of SQ. In November of 2019, the Company and MAP agreed to modify the partnership agreement so that the Company receives 80% and MAP receives 20% of any artifacts that are recovered after the state of Florida receives its anticipated 20% under any potential future recovery permits, which none such recovery permits have been applied for or issued as of the date of this filing.

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

Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Areas 1 and 2 on July 29, 2021. In January of 2022, Seafarer received notification from the Florida Division of Historical Resources (“FDHR”) that its permits for Areas 1 and 2, which was set to expire on January 19, 2022, has been continued indefinitely while the renewal request was being processed. It has been 19 months and the FDHR has not completed the renewal permits for Areas 1 and 2. The existing permits will continue until the renewals are finalized or rejected.

Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Areas 1 and 2 on July 29, 2021. In January of 2022, Seafarer received notification from the Florida Division of Historical Resources (“FDHR”) that its permits for Areas 1 and 2, which was set to expire on January 19, 2022, has been continued indefinitely while the renewal request was being processed.

It has been 19 months and the FDHR has not completed the renewal permits for Areas 1 and 2. The existing permits will continue until the renewals are finalized or rejected.

Certain Agreements

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of December 31, 2022, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

Florida Division of Historical Resources Agreements/Permits

The Company currently has two separately permitted Melbourne Beach area sites, called Area 1 and Area 2, that it is exploring. The Area 1 permit was renewed on March 1, 2019 for a period of three years. The Area 2 permit was renewed on January 14, 2019 for a period of three years. The Company submitted a permit renewal application for Area 2 on July 29, 2021 that the State of Florida has yet to act upon. The State of Florida has granted the Area 1 and Area 2 permit an extension until the State of Florida acts upon the submitted renewal application.

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

On December 21, 2022, the Company filed a lawsuit in the Circuit Court in and for Hillsborough County, Florida against John Grimm (“Grimm”), for one count of Conversion. Personal Service on Grimm was completed on January 11, 2023. On February 8, 2023, the Company amended its Complaint to include Zachary Smith as co-plaintiff (the Company and Smith are collectively the “Plaintiffs”) against Grimm for one count of Conversion, one count of Rescission, one count of Civil Theft, one count of Breach of Fiduciary Duty, and one count of Judicial Dissolution. The Plaintiff’s jointly seek treble damages, attorney’s fees, equitable relief, and the judicial dissolution of Delta Tango Foxtrot Customs, LLC. As of March 1, 2023, Grimm has evaded exhaustive Personal Service attempts by both private process servers and the Brevard County Sheriff’s Department. If attempts of Personal Service remain unsuccessful, the Plaintiffs shall file a Motion on March 6, 2023, requesting the court approve Personal Service on Grimm via email, text message and Facebook messenger.

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

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0055 and $0.0019 for the year ended December 31, 2022, and $0.0079 and $0.0023 for the year ended December 31, 2021. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low intraday prices for our common stock during each quarter for 2022 and 2021 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2021	0.00079	0.0046
June 30, 2021	0.0070	0.0029
September 30, 2021	0.0067	0.0032
December 31, 2021	0.0050	0.0023
March 31, 2022	0.0055	0.0028
June 30, 2022	0.0047	0.0019
September 30, 2022	0.0040	0.0019
December 31, 2022	0.0040	0.0020

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

Approximate Number of Holders of Common Stock

As of December 31, 2022, there were approximately 2,101 shareholders of record of our common stock, of which there is an indeterminate amount of shareholders holding shares of our common stock in street name.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 205, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2022 and 2021. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company’s future earnings, if any, the Company’s financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales and Other Issuances of Unregistered Securities

During the year ended December 31, 2022, the Company issued 72,175,920 shares for various consulting services for board of directors’ fees, advisory council fees, and fees to other service providers. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the year ended December 31, 2022, the Company entered into subscription agreements to sell 1,027,552,792 shares of its restricted common stock in exchange for proceeds of $2,055,447. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2022, the Company issued 25,221,918 shares of restricted common stock to settle $50,444 of principal and accrued interest owed on a convertible note payable. The Company also issued 500,000 shares of restricted common stock as an equity kicker to a convertible note holder. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2022 and 2021, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Warrants

The Company did not issue any warrants during the years ended December 31, 2022 and 2021. Please see Note 7 – Stockholders’ Deficit for a list of warrants outstanding at December 31, 2022 and 2021.

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

The Company continues to review revenue producing opportunities including joint ventures and partnerships with other companies and potentially governmental agencies. Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. COVID-19, pricing issues, long sales cycles, and various other reasons have considerably slowed Blockchain’s progress and it has not generated any revenues during 2021 or 2022.

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

The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, work halts based on biased predispositions with no authority given by rule 1A-31, etc. Existing permits and agreements may be put on hold or suspended without notice for lengthy periods of time due to administrative issues and disagreements over the terms and conditions. The length of time it takes to obtain permits, enter into agreements, or rectify any conditions that are causing a permit to be suspended or on hold may cause the Company to expend significant resources while gearing up to do work with little or no visibility as to timing. An example of delays implemented by FBAR for Seafarer’s permitted Area 2 in Melbourne Beach, Seafarer was prevented from performing certain activities authorized under the permit for 747 days out of the 1,095 days during the course of the last three year permit for Area 2 even though the permit was active.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2023.

At December 31, 2022 and 2021 the Company had working capital deficits of $1,660,922 and $1,668,699, respectively. The working capital deficit decreased by $7,777, a percentage decrease of approximately 0.01%, from 2021 to 2022. Although the Company’s working capital deficit decreased in 2022, such deficit may indicate that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent due to this significant working capital deficit and the lack of meaningful cash flow from its operations. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Year Ended December 31, 2022 Results of Operations Compared to the Year Ended December 31, 2021

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the years ended December 31, 2022 and 2021, the Company generated $12,792 and $23,761 in revenue respectively, which is shown as service income on the accompanying consolidated statements of operations.

Net Losses

The Company’s net loss for the years ended December 31, 2022 and 2021 was $2,616,601, and $2,625,414, respectfully, a year-over-year decrease of approximately 0.3%.

Operating Expenses

Operating expenses were $2,438,355 for the year ended December 31, 2022 versus $2,369,381 for the year ended December 31, 2021, an increase of 2.9%. The increase in operating expenses in 2022 was primarily due to increases in consulting and contractor expenses, vessel maintenance and dockage expenses, and general and administrative expenses. During the year ended December 31, 2022, consulting and contractor expenses were $1,487,446 compared to $1,234,353 during the year ended December 31, 2021, an increase of 20.5%. Consulting and contractor expenses increased in 2022 primarily due to rising labor costs due to inflation and the Company expanded its exploration related activities. Vessel maintenance expenses were $158,496 during 2022 versus $109,182 during the same period in 2021, an increase of 45.2%. Vessel related expenses periodically fluctuate due to a variety of factors, during 2022 the Company incurred higher vessel related fuel and maintenance costs. Research and development expenses were $172,877 in 2022 versus research and development expenses of $439,816 in 2021, a decrease of approximately 60.1%. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. The Company’s research and development expenses were related to the continued development of its SeaSearcher autonomous underwater device. The decrease in research and development expenses in 2022 was a result of the Company focusing on the practical use of the SeaSearcher as opposed to new and early research and development of the technology which is more expensive and time consuming. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the year ended December 31, 2022, the Company incurred professional fee related expenses of $70,271 versus $83,196 during the year ended December 31, 2021, a decrease of 15.5%. In 2022 the Company paid fewer legal fees than it did during 2021, however the Company anticipates that it will continue to need to pay legal fees related to shipwreck site permitting issues. General and administrative expenses for the year ended December 31, 2022 were $406,560 compared to $376,696 for the year ended December 31, 2021, an increase of 7.9%. General and administrative fees increased in 2022 due to the Company paying fees to rent a vessel for exploration activities. Depreciation expense was $21,860 for the year ended December 31, 2022 and $21,860 in 2021. Rent expense was $46,077 in 2022 versus $41,182 in 2021, an 11.9% year-over-year increase, which is largely attributable to inflationary conditions in the rental market, particularly in the state of Florida. Travel and entertainment expenses for the year ended December 31, 2022 were $74,768 versus $63,096 for the year ended December 31, 2021, an increase of 18.5%. Travel and entertainment expenses increased primarily due increased corporate activity.

Other Income (Expenses)

Other income (expense) was $(191,218) during the year ended December 31, 2022 versus $(279,794) during the year ended December 31, 2021. The 31.7% decrease in other income (expense) in 2022 was primarily due to decreases in loss on extinguishment of debt and interest expense. Interest expense for the year ended December 31, 2022 was $62,268 versus $177,499 for the same period in 2021, a decrease of 65.0%. The decrease in interest expense was mostly due to a decrease in the amortization of interest relating to the beneficial conversion features of several convertible notes. Loss on extinguishment of debt was $43,950 during the year ended December 31, 2022 versus $121,847 during the same period in 2021. Net loss on settlement of accounts payable was $0 during the year ended December 31, 2022 versus $448 for the same period in 2021. Gain on sale of asset was $0 during the year ended December 31, 2022 versus $20,000 in the same period in 2021. The gain on disposal of asset in 2021 was due to the sale of one of the Company’s salvage vessels that had been fully depreciated. During the year ended December 31, 2022, loss on sale of asset was $85,000 versus $0 in 2021. The loss on sale of asset in 2022 was due to the Company writing off the value of a boat that it was leasing and had agreed to purchase. The Company decided to write off the value of the boat because it became damaged. The gain on sale of asset in 2021 was due to the sale of one of the Company’s salvage vessels that had been fully depreciated.

Cash Flows from Operating Activities

For the year ended December 31, 2022 net cash flows used in operating activities was $1,989,194.

For the year ended December 31, 2021 net cash flows used in operating activities was $1,715,582.

Cash flows used in operating activities increased in 2022 due to the increase in the amortization of unearned compensation, and the loss on the disposal of a boat related asset.

Cash Flows from Investing Activities

For the year ended December 31, 2022 net cash flows used in investing activities was $(145).

For the year ended December 31, 2021 net cash flows provided by investing activities was $20,000.

Cash flows used in investing activities decreased due to the Company not receiving the proceeds from the disposal of an asset in 2022, whereas in 2021 the Company received $20,000 from the sale of assets.

Cash Flows from Financing Activities

For the year ended December 31, 2022 net cash provided by financing activities was $2,084,947.

For the year ended December 31, 2021 net cash provided by financing activities was $1,590,510.

Cash flows provided by financing activities primarily increased in 2022 due to an increase in the proceeds from the issuance of common stock and proceeds from the issuance of convertible notes payable and convertible notes payable to related parties.

Liquidity and Capital Resources

At December 31, 2022, the Company had $177,409 cash in the bank. During the years ended December 31, 2022 and 2021 the Company incurred net losses of $2,616,601 and $2,625,414, respectively. At December 31, 2022, the Company had $178,159 in current assets and $1,839,081 in current liabilities, leaving the Company a working capital deficit of $1,660,922.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2022. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2022 and 2021 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2022 and 2021, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2022, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $2,425,383 for the year ended December 31, 2022 and $2,345,620 for the year ended December 31, 2021. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate positive cash flow or a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements.

SEAFARER EXPLORATION CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 31, 2023

To the Board of Directors of Seafarer Exploration Corp.

In connection with our audit of the consolidated financial statements of Seafarer Exploration Corp. for the year ended December 31, 2022, we will issue our report thereon dated March 31, 2023. Professional standards require that we provide you with the following information related to our audit.

Significant and Critical Accounting Policies and Practices

Management is responsible for the selection and use of appropriate accounting policies. In accordance with the terms of our engagement letter, we will advise management about the appropriateness of accounting policies and their application. The Company’s significant accounting policies are disclosed in the notes to the financial statements as required by generally accepted accounting principles. As described in Note 3, the Company changed accounting policies related to convertible debentures by adopting FASB Accounting Standards Update No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, in 2022. Accordingly, the accounting change has been adopted utilizing the modified retrospective method, which resulted in an immaterial impact to the Company. We noted no transactions entered into by the Company during the year for which accounting policies are controversial or for which there is a lack of authoritative guidance or consensus or diversity in practice.

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies used by Seafarer Exploration Corp. in its 2022 consolidated financial statements are described in Note 3 to the consolidated financial statements and relate to the policies the Company uses to recognize revenue and account for the fair value of financial instruments due to the nature of the items.

Critical Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate affecting the consolidated financial statements was:

Management’s estimate used in the calculation of the lease liability is based on certain factors and inputs that have been determined by management. We evaluated the key factors and assumptions used to develop the value in determining that it is reasonable in relation to the consolidated financial statements taken as a whole.

Management’s estimate used in the determination of recording debt and equity transactions is based on certain factors and inputs that have been determined by management. We evaluated the key factors and assumptions used to develop the value in determining that it is reasonable in relation to the consolidated financial statements taken as a whole.

Significant Unusual Transactions

For purposes of this letter, professional standards define significant unusual transactions as transactions that are outside the normal course of business for the Company or that otherwise appear to be unusual due to their timing, size or nature. We noted no significant unusual transactions during our audit.

Related Party Relationships and Transactions

As part of our audit, we evaluated the Company’s identification of, accounting for, and disclosure of the Company’s relationships and transactions with related parties as required by professional standards. We noted no related parties or related party relationships or transactions that were previously undisclosed to us; significant related-party transactions that have not been approved in accordance with the Company’s policies or procedures or for which exceptions to the Company’s policies or procedures were granted; or significant related party transactions that appeared to lack a business purpose.

3001 N. Rocky Point Dr. East Suite 200 ● Tampa, Florida 33607 ● 813.367.3527

Quality of the Company’s Financial Reporting

Management is responsible not only for the appropriateness of the accounting policies and practices, but also for the quality of such policies and practices. Our responsibility under professional standards is to evaluate the qualitative aspects of the company’s accounting practices, including potential bias in management’s judgments about the amounts and disclosures in the financial statements, and to communicate the results of our evaluation and our conclusions to you. There were no items noted that require communication with you.

Uncorrected and Corrected Misstatements

Professional standards require us to accumulate misstatements identified during the audit, other than those that are clearly trivial, and to communicate accumulated misstatements to management. The schedule below summarizes the uncorrected misstatements that we presented to management, other than those that are clearly trivial, that, in our judgment, may not have been detected except through our auditing procedures. There were no corrected misstatements noted during the audit.

Management has determined that the effects of the uncorrected misstatements are immaterial, both individually and in the aggregate, to the consolidated financial statements as a whole. The uncorrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in our judgment, such uncorrected misstatements are immaterial to the financial statements under audit.

Auditor’s Report

In connection with the audit of the consolidated financial statements, we have provided you a draft of our auditor’s report, and we discussed the draft of our auditor’s report with you, including the identification of critical audit matters associated with the accounting for stock based compensation. We have identified these items as critical audit matters as they relate to accounts or disclosures that are material to the financial statements and involved our especially challenging, subjective, or complex judgments.

Disagreements with Management

For purposes of this letter, professional standards define a disagreement with management as a matter, whether or not resolved to our satisfaction, concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor’s report. We are pleased to report that no disagreements with management arose during the course of our audit.

Difficulties Encountered in Performing the Audit

We encountered no significant difficulties in dealing with management in performing and completing our audit.

Other Information in Documents Containing Audited Financial Statements

The Company’s audited consolidated financial statements are included in its annual report. Our responsibility for the other information contained in the annual report does not extend beyond the financial information identified in our audit report. We do not have an obligation to perform any procedures to corroborate the other information contained in the annual report. However, we read the other information and considered whether such information (including the manner of its presentation) contained a material misstatement of fact or was materially inconsistent with information appearing in the financial statements. Nothing came to our attention that caused us to believe that such information (including the manner of its presentation) contained a material misstatement of fact or was materially inconsistent with the information appearing in the financial statements.

This information is intended solely for the use of the Audit Committee, Board of Directors, and management of Seafarer Exploration Corp. and is not intended to be, and should not be, used by anyone other than these specified parties.

Very truly yours,

Tampa, Florida

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets
Current assets
Cash	$177,409	$81,801
Prepaid expenses	-	3,000
Deposits	750	750
Total current assets	178,159	85,551

Property, plant and equipment, net	154,761	176,476
Right of use asset	10,464	27,011
Total Assets	$343,384	$289,038

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$624,574	$517,038
Deferred revenue	140,000	140,000
Convertible notes payable, related parties, net of discounts of $0 and $3,864, respectively	40,000	2,136
Convertible notes payable, in default	235,300	235,300
Convertible notes payable, in default - related parties	644,500	638,500
Notes payable	-	50,000
Notes payable, in default	118,000	128,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	7,400	7,900
Lease liability, current	10,807	16,876
Total current liabilities	1,839,081	1,754,250

Lease liability, long-term	-	10,718
Total Liabilities	1,839,081	1,764,968

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 7,172,668,896 and 6,176,318,579 shares issued and outstanding at December 31, 2022 and 2021, repectively	717,268	617,632
Common stock to be issued, $0.0001 par value, 71,969,820 and 37,750,000 shares outstanding at December 31, 2022 and 2021, respectively	7,197	3,775
Unearned compensation	(488)	(261,536)
Additional paid in capital	22,947,138	20,714,410
Accumulated deficit	(25,166,812)	(22,550,211)
Total Stockholders’ Deficit	(1,495,697)	(1,475,930)
Total Liabilities and Stockholders’ Deficit	$343,384	$289,038

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Revenue:
Service income	$12,972	$23,761

Operating Expenses
Consulting and contractor expenses	1,487,446	1,234,353
Vessel maintenance and dockage	158,496	109,182
Research and development	172,877	439,816
Professional fees	70,271	83,196
General and administrative expense	406,560	376,696
Depreciation expense	21,860	21,860
Rent expense	46,077	41,182
Travel and entertainment expense	74,768	63,096
Total operating expenses	2,438,355	2,369,381

Net loss from operations	(2,425,383)	(2,345,620)

Other income (expense)
Interest expense	(62,268)	(177,499)
Loss on extinguishment of debt	(43,950)	(121,847)
Net loss on settlement of accounts payable	-	(448)
Gain on sale of asset	-	20,000
Loss on disposal of asset	(85,000)	-
Total other income (expenses)	(191,218)	(279,794)
Loss before income tax	(2,616,601)	(2,625,414)

Provision for income tax	-	-

Net loss	$(2,616,601)	$(2,625,414)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,686,861,948	5,645,802,431

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

									Unearned	Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Compensation	Paid in Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	7	$-	60	$-	5,315,683,905	$530,315	1,500,000	$150	$(67,058)	$18,514,376	$(19,924,797)	$(947,014)

Common stock issued for cash	-	-	-	-	720,353,061	72,035	-	-	-	1,458,075	-	1,530,110

Stock issued to convert notes payable and accrued interest	-	-	-	-	59,944,277	5,993	-	-	-	277,209	-	283,202

Stock issued for services	-	-	-	-	79,337,336	9,189	36,250,000	3,625	(273,500)	458,568	-	197,882

Amortization of unearned compensation	-	-	-	-	-	-	-	-	79,022	-	-	79,022

Equity kicker	-	-	-	-	1,000,000	100	-	-	-	182	-	282

Beneficial conversion feature	-	-	-	-	-	-	-	-	-	6,000	-	6,000

Net Loss	-	-	-	-	-	-	-	-	-	-	(2,625,414)	(2,625,414)

Balance December 31, 2021	7	-	60	-	6,176,318,579	617,632	37,750,000	3,775	(261,536)	20,714,410	(22,550,211)	(1,475,930)

Common stock issued for cash	-	-	-	-	983,136,125	98,314	44,416,667	4,442	-	1,952,691	-	2,055,447

Stock issued to convert notes payable and accrued interest	-	-	-	-	25,221,918	2,522	-	-	-	70,595	-	73,117

Stock issued for services	-	-	-	-	72,175,920	7,218	(10,196,847)	(1,020)	(3,300)	199,624	-	202,522

Stock issued for financing fees	-	-	-	-	500,000	50	-	-	-	1,350	-	1,400

Cancellation of shares	-	-	-	-	(84,683,646)	(8,468)	-	-	-	8,468	-	-

Amortization of unearned compensation	-	-	-	-	-	-	-	-	264,348	-	-	264,348

Net Loss	-	-	-	-	-	-	-	-	-	-	(2,616,601)	(2,616,601)

Balance December 31, 2022	7	$-	60	$-	7,172,668,896	$717,268	71,969,820	$7,197	$(488)	$22,947,138	$(25,166,812)	$(1,495,697)

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,616,601)	$(2,625,414)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21,860	21,860
Amortization of beneficial conversion feature and loan fees	3,864	39,992
Amortization of unearned compensation	264,348	79,022
Common stock issued for services	202,522	197,882
Financing fees on debt	1,400	-
Loss on extinguishment of debt	43,950	121,847
Loss on disposal of asset	85,000	-
Loss on settlement of accounts payable	-	448
Decrease (increase) in:
Prepaid expenses and deposits	3,000	120,039
Increase (decrease) in:
Accounts payable and accrued expenses	1,463	188,742
Deferred revenue	-	140,000
Net cash used in operating activities	(1,989,194)	(1,715,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(145)	-
Proceeds from sale of asset	-	20,000
Net cash (used in) provided by investing activities	(145)	20,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,055,447	1,530,110
Proceeds from the issuance of convertible notes payable	50,000	-
Proceeds from the issuance of convertible notes payable, related party	40,000	6,000
Proceeds from the issuance of notes payable, related party	5,000	-
Proceeds from the issuance of notes payable	-	50,000
Payments on convertible notes payable, related party	(10,000)	-
Payments on notes payable, related party	(5,000)	(2,000)
Payments on notes payable	(50,000)	-
Payments to shareholders	(500)	6,400
Net cash provided by financing activities	2,084,947	1,590,510

NET INCREASE (DECREASE) IN CASH	95,608	(105,072)
CASH, BEGINNING OF PERIOD	81,801	186,873
CASH, END OF PERIOD	$177,409	$81,801

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$73,117	$283,202
Beneficial conversion feature on convertible notes payable	$-	$6,000

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

Federal Admiralty Judgement

Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site. The Company is conducting limited exploration operations at the Juno Beach shipwreck site while it awaits updated permitting from the Army Corp of Engineers.

Blockchain Software Services Referral Agreements

Management is reviewing potential alternate plans for Blockchain and believes that it is highly unlikely that Blockchain will generate any revenues for the foreseeable future, if ever.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $25,166,812 as of December 31, 2022. During the year ended December 31, 2022, the Company’s net loss was $2,616,601 and at December 31, 2022, the Company had a working capital deficit of $1,660,922. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2023. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is that the rate of inflation that has been reported to be near a 40 year high in 2022 and continues to be elevated when compared to historical averages. Inflationary pressures have resulted in an increase in the cost of fuel and labor. The Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The higher cost of fuel may hamper the Company’s ability to conduct operations. The increasing inflation in the overall economy has also lead to higher interest rates which may make it more expensive or potentially more challenging for the Company to access financing.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Blockchain, which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2022 and 2021. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. During the years ended December 31, 2022 and 2021, the Company had a concentration of cash in one bank. At December 31, 2022, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $172,877 and $439,816 for the years ended December 31, 2022 and 2021, respectively.

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

During the year ended December 31, 2021, the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at December 31, 2022 and 2021 as deferred revenue, as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the years ended December 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of December 31, 2022 and 2021, there were approximately 681,658,102 and 648,056,162 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020 the Company purchased a vehicle with an estimated useful life of seven years. As of December 31, 2022, these are the only capital assets owned by the Company.

Depreciation expense was $21,860 for the years ended December 31, 2022 and 2021, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended December 31, 2022 and 2021.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended December 31, 2022 and 2021 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the years ended December 31, 2022 and 2021 (see Note 10 – Segment Information).

Convertible Debentures

The Company adopted the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features. The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company.

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

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2022 and 2021, the Company recorded $18,403, as operating lease expense, which is included in rent expense on the consolidated statements of operations.

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

In adopting Topic 842, the Company has elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the new guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at December 31, 2022 and 2021 are summarized below:

	December 31, 2022	December 31, 2021
Office lease	$48,957	$48,957
Less accumulated amortization	(38,493)	(21,946)
Right of use assets, net	$10,464	$27,011

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating lease liabilities are summarized below:

	December 31, 2022	December 31, 2021
Office lease	$10,807	$27,594
Less: current portion	(10,807)	(16,876)
Long term portion	$-	$10,718

Maturity of lease liabilities are as follows:

Year ended December 31, 2023	$11,080
Total future minimum lease payments	11,080
Less: Present value discount	(273)
Lease liability	$10,807

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2022 and 2021:

	Issue Date	Maturity Date	December 31, 2022	December 31, 2021	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties

	10/13/21	04/13/22	$-	$3,000	2.00%	0.0020
	11/10/21	05/10/22	-	3,000	2.00%	0.0020
	07/06/22	01/06/23	20,000	-	6.00%	0.0015
	07/29/22	01/28/23	10,000	-	6.00%	0.0020
	08/04/22	02/04/23	10,000	-	6.00%	0.0020
Face value			40,000	6,000

Less unamortized discounts			-	(3,864)

Balance convertible notes payable - related parties			$40,000	$2,136

Issue Date	Maturity Date	December 31, 2022	December 31, 2021	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default		$235,300	$235,300

Issue Date	Maturity Date	December 31, 2022	December 31, 2021	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	7,000	7,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/31/21	04/13/22	3,000	-	2.00%	0.0020
11/10/21	05/10/22	3,000	-	2.00%	0.0020
Balance convertible notes payable - related parties, in default		$644,500	$638,500

Balance all convertible notes payable		$919,800	$875,936

Notes Payable

The following tables reflect the notes payable at December 31, 2022 and 2021:

	Issue Date	Maturity Date	December 31, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable
	12/08/21	01/08/22	$-	$50,000	6.00%
Balance notes payable			$-	$50,000

	Issue Date	Maturity Date	December 31, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	8,000	18,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default			$118,000	$128,000

	Issue Date	Maturity Date	December 31, 2022	December 31, 2021	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$136,500	$196,500

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the years ended December 31, 2022 and 2021, the Company recognized beneficial conversion features totaling $0 and $6,000, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. For the years ended December 31, 2022 and 2021, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $3,864 and $40,000, respectively, which is included in interest expense on the consolidated statements of operations.

New Convertible Notes Payable Issued During the Years Ended December 31, 2022 and 2021

During the year ended December 31, 2022, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

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

In August of 2022, the Company entered into a promissory note agreement in the amount of $5,000 with a related party. This note paid interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 26, 2022. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. The note was repaid and the balance at December 31, 2022 was $0.

In August of 2022, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before September 29, 2022. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share. This convertible note payable was converted during 2022.

During the year ended December 31, 2021, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In October of 2021, the Company entered into a convertible promissory note agreement in the amount of $3,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 2% per annum and the principal and accrued interest is due on or before April 13, 2022. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share. This convertible note payable is in default due to non payment of principal and accrued interest.

In November of 2021, the Company entered into a convertible promissory note agreement in the amount of $3,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 2% per annum and the principal and accrued interest is due on or before May 10, 2022. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share. This convertible note payable is in default due to non payment of principal and accrued interest.

Note Conversions

During the year ended December 31, 2022:

The Company issued 25,221,918 shares of restricted common stock with a total share value of $73,117 to a related party to settle $50,444 of the principal and accrued interest owed on a convertible note payable that was due on September 29, 2022.

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

Repayment of Promissory Note

During the year ended December 31, 2022, the Company repaid a total of $50,213 of the principal and accrued interest of a promissory note with an original principal balance of $50,000 that was due on January 8, 2022.

During the years ended December 31, 2022 and 2021, the Company repaid a total of $10,000 and $2,000, respectively, of the principal of a promissory note with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at December 31, 2022 was $8,000.

Shareholder Loan

At December 31, 2022 the Company had the following loans outstanding to its CEO in the total amounts of $7,400 as follows:

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

At December 31, 2021, the Company had the following loans outstanding to its CEO in the aggregate amount of $7,900:

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

Repayment of Shareholder Loan

During the year ended December 31, 2022 the Company repaid its CEO $3,017 of the principal balance and accrued interest for a loan dated May 17, 2022 that had an original principal balance of $3,000 and $4,078 of the principal balance plus accrued interest for a loan dated April 26, 2021 that had an original principal balance of $6,000.

During the year ended December 31, 2021 the Company repaid its CEO $2,000 for a loan dated April 26, 2021 that had an original principal balance of $6,000.

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

NOTE 6 – IMPAIRMENT OF ASSET

During 2022, the Company entered into an agreement with a corporation to lease a boat for use in its operations. Under the agreement the Company agreed to pay the owner of the boat $2,000 per month until a total of $85,000 was paid, at which point title of the boat would be transferred to the Company. The boat was damaged while in use and the Company has agreed to pay the boat’s owner the full value of the contractual agreement for the lease purchase of the boat. The Company has estimated a full loss on the boat during the year ended December 31, 2022 and wrote off the contractual value of the boat, $85,000, which is included in the consolidated statements of operations as a loss on disposal of asset. The amount due as of December 31, 2022 of $85,000 has been included in the accompanying consolidated balance sheets in accounts payable and accrued expenses.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company’s total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At December 31, 2022 and 2021, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

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

Warrants and Options

The Company did not issue any warrants or options during the years ended December 31, 2022 and 2021.

At December 31, 2022, the Company had no warrants to purchase shares of its restricted common stock outstanding.

The following table shows the warrants outstanding at December 31, 2022 and 2021:

	Number of	Weighted Average	Weighted Average	Average
	Warrants	Exercise Price	Remaining Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	4,000,000	$0.0050	1.92	$0.0013
Exercisable, December 31, 2020	4,000,000	$0.0050	1.92	$0.0013
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2021	4,000,000	$0.0050	0.92	$0.0010
Exercisable, December 31, 2021	4,000,000	$0.0050	0.92	$0.0010
Granted	-	-	-	-
Forfeited or expired	4,000,000	0.0050	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2022	-	$-	-	$-

NOTE 8 – INCOME TAXES

At December 31, 2022 and 2021, the Company had available federal and state net operating loss carry forwards (“NOLs”) to reduce future taxable income. The amounts available were approximately $25,200,000 and $22,600,000 respectively, for federal purposes. The potential tax benefit arising from the NOLs of approximately $14,600,000 from the period prior to the Act’s effective date will begin to expire in 2033. The potential tax benefit arising from the net operating loss carryforward of approximately $10,600,000 generated from the period following the Act’s effective date can be carried forward indefinitely within the annual usage limitations. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2022 and 2021, the Company did not have a liability for unrecognized tax benefits.

The valuation allowance at December 31, 2022 was $10,600,000. The net change in valuation allowance during the year ended December 31, 2022 was $2,067,115. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2022 and 2021, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, past tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2022	December 31, 2021
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	(24.96)%	(24.96)%
Valuation allowance	24.96%	24.96%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2022 and 2021, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $25,200,000 and $22,600,000, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2022 and 2021.

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company has had extensive dealings with related parties including the following:

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

In July of 2022, the Company entered into a convertible promissory note agreement in the amount of $10,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before January 28, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

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

In August of 2022, the Company entered into a promissory note agreement in the amount of $5,000 with a related party. This note paid interest at a rate of 6% per annum and the principal and accrued interest was due on or before August 26, 2022. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. The note was repaid and the balance at December 31, 2022 was $0.

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

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a variable amount per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2022 and 2021, the Company paid the related party consultant fees of $32,000 and $15,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2022 and 2021, the Company owed the related party limited liability company $3,000 and $0, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2022 and 2021 the Company paid the related party limited liability company fees of $6,478 and $12,025 respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company also paid the related party limited liability 1,000,000 shares of the Company’s restricted common stock, valued at $5,100, as a bonus. All of the fees paid to the related party limited liability company are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2022 and 2021, the Company owed the related party limited liability company $3,975 and $0, respectively.

During the years ended December 31, 2022 and 2021, the Company paid a person who is related to the Company’s CEO consulting fees of $36,500 and $38,000, respectively, for assistance with social media and administrative services. Additionally, during the years ended December 31, 2022 and 2021, the Company paid the related party consultant 5,000,000 shares, valued at $12,575 and 6,000,000 shares, valued at $30,600, respectively, of the Company’s restricted common stock as further compensation to offset cash payments for extra work and as a bonus. At December 31, 2022 and 2021, the Company owed the related party limited liability company $3,000 and $0, respectively.

During the years ended December 31, 2022 and 2021, the Company paid a person who is related to the Company’s CEO fees of $1,192 and $0, respectively, for clerical services.

During the year ended December 31, 2021, the Company issued 8,734,640 shares of restricted common stock to a related party to settle $20,302 of accrued interest owed on sixteen convertible notes payable.

During the years ended December 31, 2022 and 2021 the Company paid a related party individual fees of $0 and $8,500 respectively, for graphic design services. $5,500 of the fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations and $3,000 of the fees were recorded as a prepaid expense on the accompanying consolidated balance sheets as of December 31, 2021.

During the years ended December 31, 2022 and 2021 the Company paid fees of $93,500 and $31,943 to one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors. At December 31, 2022 and 2021, the Company owed the related party $0.

During the years ended December 31, 2022 and 2021 the Company paid fees of $24,000 and $22,000 to a limited liability company controlled by one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors. At December 31, 2022 and 2021, the Company owed the related party $0.

Shareholder Loan Repayment

During the year ended December 31, 2022 the Company repaid its CEO $3,017 of the principal balance and accrued interest for a loan dated May 17, 2022 that had an original principal balance of $3,000 and $4,078 of the principal balance plus accrued interest for a loan dated April 26, 2021 that had an original principal balance of $6,000.

During the year ended December 31, 2021 the Company repaid its CEO $2,000 for a loan dated April 26, 2021 that had an original principal balance of $6,000.

At December 31, 2022 and 2021, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 11 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the years ended December 31, 2022 and 2021 incurred by the two separate segments below.

During the years ended December 31, 2022 and 2021, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the year ended December 31, 2022 is as follows:

	December 31, 2022	December 31, 2022	December 31, 2022
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$12,972	$12,972

Total operating expenses	30	2,438,325	2,438,355

Net loss from operations	$(30)	$(2,425,353)	$(2,425,383)

Segment information relating to the Company’s two operating segments for the year ended December 31, 2021 is as follows:

	December 31, 2021	December 31, 2021	December 31, 2021
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$23,761	$23,761

Total operating expenses	45,143	2,324,238	2,369,381

Net loss from operations	$(45,143)	$(2,300,477)	$(2,345,620)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022:

In January of 2023, the Company entered into a rental and purchase agreement for a vessel and trailer. Under the terms of the agreement, the Company has the right to exclusive use of the vessel, a thirty four foot King Cat manufactured by Baha Cruisers, and trailer to be able to haul the vessel. The Company agreed to make a one time payment of 15,000,000 shares of its restricted common stock, with an agreed upon value of $30,000 for the purposes of the valuation of the vessel and trailer, and pay $1,557 per month for sixty months. The Company and the owner of the vessel and trailer agreed that the price of the shares for the purposes of the share price calculation was $0.002. Once the Company has paid the amount totaling the agreed upon purchase price of $100,000, the owner of the vessel agreed to transfer the title and ownership of the vessel and trailer to the Company.

In January of 2023, the Company entered into a rental and purchase agreement for a vehicle for use in the Company’s operations to tow vessels and other equipment. Under the terms of the agreement, the Company has the right to exclusive use of the vehicle, a 2021 Dodge RAM 3500. The Company agreed to make a one time payment of 11,242,350 shares of its restricted common stock, with an agreed upon value of $22,485 for the purposes of the valuation of the truck, and pay $1,167 per month for sixty two months. Once the Company has an amount totaling the payoff amount, $52,464, to the seller, the seller agreed to transfer title and ownership of the vehicle to the Company.

Subsequent to December 31, 2022 the Company sold or issued additional shares of its restricted common stock as follows:

(i)	sales of 189,109,346 shares of restricted common stock under subscription agreements for proceeds received of approximately $526,000;

(ii)	the issuance of 41,750,000 share of restricted common stock for subscription agreements that were entered into during the prior period for proceeds received of approximately $83,500;

(iii)	the issuance of 68,959,066 shares of restricted common stock, with an aggregate value of approximately $509,000 to various service providers; and

(iv)	the issuance of 1,000,000 shares of restricted common stock, with a value of approximately $7,200, to a non profit as a charitable donation.

Subsequent to December 31, 2022 the following loans went into default:

1)	A convertible note payable originally due January 6, 2023 with a face amount of $20,000;

2)	A convertible note payable originally due January 28, 2023 with a face amount of $10,000; and

3)	A convertible note payable originally due February 04, 2023 with a face amount of $10,000.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2022. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of December 31, 2022, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2022.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	63	President, CEO, Chairman of the Board
Charles Branscumb	62	Director
Robert L. Kennedy	71	Director
Bradford Clark	53	Director
Thomas Soeder	76	Director

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

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/22	$180,010	--	--	--	--	--	$2,794	$182,804
	12/31/21	$281,973	--	--	--	--	--	$1,034	$283,007

(1)	Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2022 and 2021. As of January 1, 2020 the Company’s Board of Directors agreed that the Company will provide a salary and other compensation to Mr. Kennedy after he did not receive a salary or any stock based compensation in years prior to 2020. During the years ended December 31, 2022 and 2021 the Company paid $2,794 and $1,034 respectively for health, dental and other benefits for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the East Coast of Florida and the Company’s headquarters are located on the West Coast of Florida. The Company determined that it would be less expensive for Mr. Kennedy to use his personal vehicle to travel on Company business rather than to lease a car for him. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company related travel. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his vehicle for Company business and reimburses him for various other Company business related expenses. The Company reimbursed or advanced to Mr. Kennedy $14,324 in 2022 and $10,301 in 2021 for travel related expenses and other Company expenses. The Company also paid $4,850 in 2022 and $4,183 in 2021 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

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

Directors Summary Compensation Table

The following table shows the fees paid to the Company’s Board of Directors for the years ending December 31, 2022 and 2021 for their work as members of the Board of Directors:

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/2022	--	--	--	--	--	--	--	--
	12/31/2021	--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/2022	--	--	$-	--	--	--	--	$-
	12/31/2021	--	--	$40,000	--	--	--	--	$40,000

Dr. Robert Kennedy (3)	12/31/2022	--	--	$-	--	--	--	--	$-
	12/31/2021	--	--	$40,000	--	--	--	--	$40,000

Bradford Clark (4)	12/31/2022	--	--	$--	--	--	--	$6,500	$6,500
	12/31/2021	--	--	$40,000	--	--	--	--	$40,000

Thomas Soeder (5)	12/31/2022	--	--	$-	--	--	--	--	$-
	12/31/2021	--	--	$40,000	--	--	--	--	$40,000

(1)	During the years ended December 31, 2022 and 2021 the Company did not pay any Director’s fees to its Chairman of the Board, Kyle Kennedy. The salaries paid to Mr. Kennedy for his services as the Company’s CEO during the years ended December 31, 2022 and 2021 are listed under Item 11 – Executive Compensation and are not listed in the Directors’ compensation table.

(2)	During the years ended December 31, 2022 and 2021 the Company did not pay any fees to Mr. Branscum other than those listed in the Directors’ compensation table.

(3)	During the years ended December 31, 2022 and 2021 the Company did not pay any fees to Dr. Kennedy other than those listed in the Directors’ compensation table.

(4)	During the years ended December 31, 2022 and 2021 the Company paid fees of $93,500 and $31,943 to Mr. Clark for business consulting and operations management services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

(5)	During the years ended December 31, 2022 and 2021 the Company paid fees of $24,000 and $22,000 to a limited liability company controlled by Mr. Soeder for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

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

Our total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2022, there were 7,172,668,896 shares of our common stock outstanding.

This table reflects shares that were issued and outstanding as of December 31, 2022.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Kyle Kennedy - President, CEO and Chairman of the Board [3]	35,500,000	*
Charles Branscum – Director	119,000,000	1.66%
Dr. Robert L. Kennedy – Director	154,690,267	2.16%
Bradford Clark – Director	48,443,555	*
Thomas Soeder – Director	76,784,787	1.07%
Maximilian Thyssen - Shareholder	548,127,580	7.64%
All Directors and Officers and 5% or greater holders as group (6 persons)	928,546,189	13.70%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.

(2)	Percentages are based on 7,172,668,896 shares of common stock issued and outstanding at December 31, 2022.

(3)	For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include: 35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by Mr. Kennedy’s spouse. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Note 9 – Related Party Transactions.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2022 and 2021, the Company paid $30,000 and $32,500 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements.

Tax Fees

For the years ended December 31, 2022 and 2021, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2022 and 2021.

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

Seafarer Exploration Corp.

Date: March 31, 2023	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: March 31, 2023	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: March 31, 2023	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: March 31, 2023	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: March 31, 2023	By:	/s/ Bradford Clark
Bradford Clark, Director