Form 10-K/A
period 2022-12-31
SEAFARER EXPLORATION CORP
filed 2023-04-17
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Seafarer Exploration Corp.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023, is solely to replace the Report of Independent Registered Public Accounting Firm with the correct document.

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

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Seafarer Exploration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

The primary procedures we performed to address this critical audit matter included the following:

•	We obtained equity related agreements and other agreements entered into during the year and performed the following procedures:
-	Reviewed agreements for all relevant terms.
-	Tested management’s identification and treatment of agreement terms.
-	Recalculated the fair value of each award based on the market price determined based on the terms in the agreements.
-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of any portion that should be classified as a prepaid expense.

We have served as the Company’s auditor since 2020.

PCAOB Firm ID# 3289

Tampa, Florida

March 31, 2023

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

Seafarer Exploration Corp.

Date: April 17, 2023	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 17, 2023	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 17, 2023	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: April 17, 2023	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: April 17, 2023	By:	/s/ Bradford Clark
Bradford Clark, Director