Form 10-Q
period 2023-03-31
SEAFARER EXPLORATION CORP
filed 2023-05-19
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 19, 2023, there were 7,535,746,325 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2023

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	Unaudited
Assets
Current assets
Cash	$173,341	$177,409
Deposits	750	750
Total current assets	174,091	178,159

Property, plant and equipment, net	151,296	154,761
Right of use asset	122,397	10,464
Total Assets	$447,784	$343,384

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$652,848	$624,574
Deferred revenue	140,000	140,000
Convertible notes payable, related parties, net of discounts of $0 and $3,864, respectively	—	40,000
Convertible notes payable, in default	235,300	235,300
Convertible notes payable, in default - related parties	684,500	644,500
Notes payable, in default	113,000	118,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	5,000	7,400
Operating lease liability, current	6,272	10,807
Finance lease liability, current	17,870	—
Total current liabilities	1,871,668	1,839,081

Finance lease liability, long-term	100,050	—
Total Liabilities	1,973,340	1,839,081

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	—	—
Series B - 60 shares issued and outstanding	—	—
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 7,499,729,658 and 7,172,668,896 shares issued and outstanding at March 31, 2023 and December 31, 2022	749,973	717,268
Common stock to be issued, $0.0001 par value, 28,871,211 and 71,969,820 shares outstanding at March 31, 2023 and December 31, 2022, respectively	2,888	7,197
Unearned compensation	(226,948)	(488)
Additional paid in capital	24,106,713	22,947,138
Accumulated deficit	(26,158,182)	(25,166,812)
Total Stockholders’ Deficit	(1,525,556)	(1,495,697)
Total Liabilities and Stockholders’ Deficit	$447,784	$343,384

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Service income	$—	$3,089
Total revenue	—	3,089

Operating Expenses
Consulting and contractor expenses	519,486	487,698
Vessel maintenance and dockage	194,819	51,269
General and administrative expenses	153,379	81,418
Research and development	32,100	61,419
Professional Fees	28,056	22,100
Travel and entertainment expense	21,184	15,569
Rent expense	13,769	11,234
Depreciation and amortization expense	11,588	5,465
Total operating expenses	974,381	736,073

Net loss from operations	(974,381)	(732,984)

Other income (expense)
Interest expense	(16,989)	(15,440)
Total other income (expenses)	(16,989)	(15,440)

Net loss	$(991,370)	$(748,424)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	7,358,073,442	5,645,802,431

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Unearned Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	7	$—	60	$—	7,172,668,896	$717,268	71,929,820	$7,197	$(488)	$22,947,138	$(25,166,812)	$(1,495,697)

Common stock issued for cash	—	—	—	—	228,859,347	22,885	(40,083,333)	(4,008)	—	507,123	—	526,000

Stock issued as charitable donation	—	—	—	—	1,000,000	100	—	—	—	7,100	—	7,200

Stock issued for services	—	—	—	—	97,201,415	9,720	(3,015,276)	(301)	(280,800)	645,352	—	373,971

Amortization of unearned compensation	—	—	—	—	—	—	—	—	54,340	—	—	54,340

Net Loss	—	—	—	—	—	—	—	—	—	—	(991,370)	(991,370)

Balance March 31, 2023	7	$—	60	$—	7,499,729,658	$749,973	28,871,211	$2,888	$(226,948)	$24,106,713	$(26,158,182)	$(1,525,556)

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Unearned Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021	7	$—	60	$—	6,176,318,579	$617,632	37,750,000	$3,775	$(261,536)	$20,714,410	$(22,550,211)	$(1,475,930)

Common stock issued for cash	—	—	—	—	328,000,000	32,800	—	—	—	631,200	—	664,000

Stock issued for services, committed in prior period	—	—	—	—	14,000,000	1,400	(14,000,000)	(1,400)	—	—	—	—

Stock issued for services	—	—	—	—	19,885,913	2,089	—	—	(3,300)	77,183	—	75,972

Cancellation of shares	—	—	—	—	(61,183,646)	(6,118)	—	—	—	6,118	—	—

Amortization of unearned compensation	—	—	—	—	—	—	—	—	85,470	—	—	85,470

Net Loss	—	—	—	—	—	—	—	—	—	—	(748,424)	(748,424)

Balance March 31, 2022	7	$—	60	$—	6,477,020,846	$647,803	23,750,000	$2,375	$(179,366)	$21,428,911	$(23,298,635)	$(1,398,912)

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(991,370)	$(748,424)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,465	5,465
Amortization of beneficial conversion feature and loan fees	—	880
Amortization of right of use asset, finance	6,123	—
Amortization of unearned compensation	54,340	85,470
Common stock issued for services	373,971	75,972
Change in operating assets and liabilities
Accounts payable and accrued expenses	33,790	(59,814)
Net cash used in operating activities	(517,681)	(640,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,000)	(145)
Net cash used in investing activities	(2,000)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	526,000	663,999
Payments on notes payable	(5,000)	(50,000)
Payments on leased equipment	(2,987)	—
Payments on shareholder loans	(2,400)	—
Net cash provided by financing activities	515,613	613,999

NET CHANGE IN CASH	(4,068)	(26,597)
CASH, BEGINNING OF PERIOD	177,409	81,801
CASH, END OF PERIOD	$173,341	$55,204

Supplemental disclosure of cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

Non-cash operating and financing activities:
Financing lease liabilities and right of use asset	$122,464	$—
Stock issued for prepaid services	$280,800	$—

See accompanying notes to the unaudited consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited consolidated financial statements of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2023. The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2023 or for any future period.

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

The Company’s wholly owned subsidiary Blockchain LogisTech, LLC (“Blockchain”), was formed on April 4, 2018 and began operations in 2019. The Company is evaluating Blockchain’s business opportunities and does not believe that Blockchain will generate any revenues for the foreseeable future.

The Company formed a wholly owned subsidiary, Exploration Studios, LLC, in May 2018 in order to explore media strategies and opportunities. Exploration Studios, LLC has not yet commenced operations.

Florida Division of Historical Resources Agreements/Permits

The Company successfully renewed its permits for both Areas 1 and 2 for the Melbourne Beach site. The Area 1 permit was renewed on March 1, 2019 for a period of three years. The Area 2 permit was renewed on January 14, 2019 for a period of three years. Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Area 2 on July 29, 2022. In January of 2022, Seafarer received notification from the Florida Division of Historical Resources (“FDHR”) that its permit for Area 2, which was set to expire on January 19, 2022, has been continued indefinitely while the renewal request was being processed. The existing permits will continue until the renewal is finalized or rejected. Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Area 1 on July 29, 2021. On March 2, 2022, Seafarer received notification that the permit would continue indefinitely with the same terms as Area 2.

Federal Admiralty Judgment

Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site. The Company is conducting limited exploration operations at the Juno Beach shipwreck site while it awaits updated permitting from the Army Corp of Engineers.

NOTE 2 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $26,158,182 as of March 31, 2023. During the three month period ended March 31, 2023, the Company’s net loss was $991,370 and at March 31, 2023, the Company had a working capital deficit of $1,699,199. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 19, 2023. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation that has been reported as being near a forty year high and had recently increased nearly 7% on a year-over-year basis from 2020 to 2022 and the rising cost of fuel. The increasing inflation in the overall economy may lead to higher interest rates which may make it more expensive or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The increase in the cost of fuel may hamper the Company’s ability to conduct operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the unaudited consolidated financial statements.

Principles of Consolidation

The unaudited consolidated financial statements of the Company include the accounts of the Company and Blockchain which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2023 and December 31, 2022. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2023, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $32,100 and $61,419 for the three month periods ended March 31, 2023 and 2022, respectively.

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

During 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying unaudited consolidated balance sheets at March 31, 2023 and December 31, 2022 as deferred revenue as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the three month periods ended March 31, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of March 31, 2023 and 2022, there were approximately 717,620,292 and 661,579,069 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense on property, plant and equipment was $5,465 for the three month periods ended March 31, 2023 and 2022, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three month periods ended March 31, 2023 and 2022.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three month periods ended March 31, 2023 and 2022 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s historic shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the three month periods ended March 31, 2023 and 2022 (see Note 9 – Segment Information).

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

Leases

The Company accounts for leases under ASU 2016-02. At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

NOTE 4 – RIGHT-OF-USE ASSETS AND OPERATING AND FINANCE LEASE LIABILITIES

Operating Leases

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the three month periods ended March 31, 2023 and 2022, the Company recorded $4,601 as operating lease expense, which is included in rent expense on the consolidated statements of operations.

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at March 31, 2023 and December 31, 2022 are summarized below:

	March 31, 2023	December 31, 2022
Office lease	$48,957	$48,957
Less accumulated amortization	(42,901)	(38,493)
Right of use assets, net	$6,056	$10,464

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating Lease liabilities are summarized below:

	March 31, 2023	December 31, 2022
Office lease	$6,273	$10,807
Less: current portion	(6,273)	(10,807)
Long term portion	$-	$-

Maturity of lease liabilities are as follows:

Year ended December 31, 2023	$6,352
Total future minimum lease payments	6,352
Less: Present value discount	(79)
Lease liability	$6,273

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

Finance Leases

Commencing during the quarter ended March 31, 2023, the Company entered into the following leases:

•	Vehicle lease – monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

•	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	As of	As of
	March 31,	December 31,
	2023	2022
Vehicle lease	$52,464	$-
Vessel lease	70,000	-
	122,464	-
Less accumulated amortization	(6,123)	-
Finance right of use asset	$116,341	$-

Finance lease liabilities are summarized below:

	As of	As of
	March 31,	December 31,
	2023	2022
Vehicle lease	$50,518	$-
Vessel lease	67,402	-
	117,920	-
Less: current portion	(17,870)	-
Long term portion	$100,050	$-

Total
Year Ended December 31, 2023	$21,792
Year Ended December 31, 2024	32,690
Year Ended December 31, 2025	32,690
Year Ended December 31, 2026	32,690
Year Ended December 31, 2027	32,690
Year Ended December 31, 2028	2,724
Total future minimum lease payments	155,276
Less imputed interest	(37,356)
PV of payments	$117,920

Expenses incurred with respect to the Company’s finance leases during the three months ended March 31, 2023 and 2022 which are included in general and administrative expenses on the consolidated statements of operations are set forth below.

	March 31,	March 31,
	2023	2022
Finance lease amortization	$6,123	$-
Finance lease interest	3,629	-
Total finance lease expense	$9,752	$-

The weighted average remaining lease term and the weighted average discount rate on the finance leases at March 31, 2023 and 2022 are set forth below.

	March 31,	March 31,
	2023	2022
Weighted average remaining lease term	4.75 years	-
Weighted average discount rate	12%	-

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at March 31, 2023 and December 31, 2022:

	Issue Date	Maturity Date	March 31, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties

	07/06/22	01/06/23	$-	$20,000	6.00%	0.0015
	07/29/22	01/28/23	-	10,000	6.00%	0.0020
	08/04/22	02/04/23	-	10,000	6.00%	0.0020
Face value			-	40,000

Less unamortized discounts			-	-

Balance convertible notes payable - related parties			$-	$40,000

	Issue Date	Maturity Date	March 31, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default			$235,300	$235,300

Issue Date	Maturity Date	March 31, 2023	December 31, 2022	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/31/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
07/06/22	01/06/23	20,000	-	6.00%	0.0015
07/29/22	01/28/23	10,000	-	6.00%	0.0020
08/04/22	02/04/23	10,000	-	6.00%	0.0020

Balance convertible notes payable - related parties, in default		$684,500	$644,500

Balance all convertible notes payable		$919,800	$919,800

Notes Payable

The following tables reflect the notes payable at March 31, 2023 and December 31, 2022:

Issue Date	Maturity Date	March 31, 2023	December 31, 2022	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	3,000	8,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default		$113,000	$118,000

Issue Date	Maturity Date	March 31, 2023	December 31, 2022	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$131,500	$136,500

New Convertible Notes Payable Issued During the three Month Periods Ended March 31, 2023 and 2022

During the three month periods ended March 31, 2023 and 2022, the Company did not issue any new convertible notes payable or notes payable agreements.

Repayment of Promissory Note

During the three month period ended March 31, 2023, the Company repaid a total of $5,000 of the principal of a note payable with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at March 31, 2023 was $3,000.

During the three month period ended March 31, 2022, the Company repaid a total of $50,000 of the principal of a promissory note with an original principal balance of $50,000 that was due on January 8, 2022.

Note Conversions

There were no conversions of convertible promissory notes during the three month periods ended March 31, 2023 and 2022.

Shareholder Loan

At March 31, 2023 the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

At March 31, 2023 and December 31, 2022, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the three month periods ended March 31, 2023 and 2022.

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

Vessel and Trailer Rental and Purchase Agreement

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

Vehicle Rental and Purchase Agreement

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

In January of 2023, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the Board members via payment of 10,000,000 restricted shares of its common stock each, an aggregate total of 30,000,000 shares, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month periods ended March 31, 2023 and 2022, the Company paid the related party limited liability company consulting fees of $9,000 and $11,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At March 31, 2023 and December 31, 2022, the Company owed the related party limited liability company $3,000 and $3,000, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month periods ended March 31, 2023 and 2022 the Company paid the related party limited liability company fees of $0 and $4,700, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At March 31, 2023 and December 31, 2022, the Company owed the related party limited liability company $9,803 and $3,975, respectively.

During the three month periods ended March 31, 2023 and 2022, the Company paid a related party consultant fees of $12,000 and $9,000, respectively for consulting services for social media. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At March 31, 2023 and December 31, 2022, the Company owed the related party limited liability company $3,000 and $3,000, respectively.

During the three month periods ended March 31, 2023 and 2022, the Company paid a person who is related to the Company’s CEO fees of $1,192 and $0, respectively, for clerical services.

Shareholder Loan

See Note 6 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At March 31, 2023, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 6 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the three month periods ended March 31, 2023 and 2022 incurred by the two separate segments below.

During the three month periods ended March 31, 2023 and 2022, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2023 is as follows:

	March 31, 2023	March 31, 2023	March 31, 2023
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$-	$-

Total operating expenses	-	974,381	974,381

Net loss from operations	$-	$(974,381)	$(974,381)

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2022 is as follows:

	March 31, 2022	March 31, 2022	March 31, 2022
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$3,089	$3,089

Total operating expenses	10	736,063	736,073

Net loss from operations	$(10)	$(732,974)	$(732,984)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	sales of 36,016,667 shares of the Company’s restricted common stock under subscription agreements for proceeds of $73,475; and

(ii)	issuance of 600,000 shares of restricted common stock to a service provider.

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

The sale of restricted securities by current shareholders, including shares issued to consultants, independent contractors, Board members, as well as shares issued to settle convertible promissory notes or to settle other loans and debt, are highly dilutive. The issuance of shares for financings, to settle debt, as compensation, or for other reasons may cause a significant decline in the market price of the Company’s securities. Furthermore, in recent years regulatory agencies have made it very difficult for broker dealers to accept stock certificates from issuers of low priced stocks and the Company believes that it may become even more challenging to deposit stock certificates and this trend may continue for the foreseeable future.

Moreover, in the past few years several major securities brokerage firms have indicated that they will not allow their clients to deposit stock certificates of low priced stocks. Some securities clearing firms who used to clear low priced securities for multiple brokerage firms have shut down or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it may be extremely difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities.

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has worked in combination with its technology development partner, Wild Manta, to build a research and conservation lab with full x-ray equipment and detailed metal identification analysis.

●	The Company has generated very limited revenues to date. Management does not believe that the Company will generate any significant revenues for the foreseeable future.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies. The Company is actively looking to work with revenue producing companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technologies. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive for a small company.

●	The Company has investigated media opportunities to develop content centered on its specific historic shipwreck exploration and recovery activities as well as the historic shipwreck and related historical period genre in general and will continue to evaluate various media strategies.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 19, 2023.

At March 31, 2023 and December 31, 2022, the Company had working capital deficits of $1,699,199 and $1,660,992 respectively. The working capital deficit increased by $38,207 from December 31, 2022. The Company’s working capital deficit, along with its lack of cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent within a very short period of time. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Three Month Period Ended March 31, 2023 Results of Operations Compared to the Three Month Period Ended March 31, 2022 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended March 31, 2023 and 2022, the Company generated $0 and $3,089 of revenue respectively, which is shown as service income on the accompanying consolidated statements of operations.

Operating Expenses

Operating expenses were $974,381 for the three month period ended March 31, 2023 versus $736,073 for the same period in 2022, an increase of 32%. The increase in operating expenses in 2023 was primarily due to an increase in vessel related expenses and general and administrative expenses. The inflationary environment has continued to pressure costs relating to vessel fuel, consulting and contractor expenses and other expenses. Consulting and contractor expense was $519,486 for the three month period ended March 31, 2023 versus $487,698 for the same period in 2022, an increase of 7%. The Company incurred vessel related expenses of $194,819 during the three month period ended March 31, 2023 versus $51,269 during the three month period ended March 31, 2022, an increase of approximately 280%. The increase in vessel related expenses was due to the Company entering into a rental and purchase agreement for a vessel and trailer. Research and development expenses were $32,100 in 2023 versus $61,419 in 2022, a decrease of 48% in 2023. The Company’s research and development expenses were related to the continued development of its SeaSearcher autonomous underwater device. The decrease in research and development expenses in 2023 was a result of the Company focusing on the practical use of the SeaSearcher as opposed to new and early research and development of the technology which is more expensive and time consuming. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the three month period ended March 31, 2023, professional fees were $28,056 as compared to $22,001 during the three month period ended March 31, 2022 an increase of approximately 27%. Professional fees fluctuate based on the use of professional service providers. During the three month period ended March 31, 2023, general and administrative expenses were $153,379 as compared to $81,418 during the three month period ended March 31, 2022, an increase of 88%. General and administrative expenses primarily increased due to the Company entering into an agreement to lease a truck to haul its vessels and also due to increased costs for web hosting and Internet services. Depreciation and amortization expense was $11,588 during the three month period ended March 31, 2023 versus $5,465 for the same period in 2022, an increase of 112%. Depreciation and amortization expense increased due to the Company entering into agreement to lease a vessel, trailer and truck. Rent expense was $13,769 during the three month period ended March 31, 2023 versus $11,234 for the same period in 2022, an increase of approximately 23%, mostly due to increases in the cost of rents. The Company incurred travel and entertainment expenses of $21,184 during the three month period ended March 31, 2023 as compared to $15,569 during the three month period ended March 31, 2022, an approximate 36% increase on a quarter-over-quarter basis, entertainment and travel expenses may fluctuate due to inflationary increase in costs.

Other Income (Expenses)

Other income (expense) was $(16,989) during the three month period ended March 31, 2023 versus $(15,440) during the three month period ended March 31, 2022, an increasee of $1,549. The 10% increase in other expense in 2023 was due to an increase in interest expense.

Net Losses

The Company’s net loss for the three months ended March 31, 2023 and 2022 was $991,370, and $784,424, respectively, a year-over-year increase of approximately 26%.

Cash Flows from Operating Activities

For the three month period ended March 31, 2023 net cash flows used in operating activities was $517,681.

For the three month period ended March 31, 2022 net cash flows used in operating activities was $640,451.

Cash flows used in operating activities decreased in 2023 due to reconciling the increase in common stock issued for services and a decrease in amortization of unearned compensation.

Cash Flows from Investing Activities

For the three month period ended March 31, 2023 net cash flows used in investing activities was $2,000.

For the three month period ended March 31, 2022 net cash flows used in investing activities was $145.

Cash flows used in investing activities nominally increased in 2023.

Cash Flows from Financing Activities

For the three month period ended March 31, 2023 net cash provided by financing activities was $515,613.

For the three month period ended March 31, 2022 net cash provided by financing activities was $613,999.

Cash flows provided by financing activities primarily decreased in 2023 due to a decrease in the proceeds from the issuance of common stock.

Liquidity and Capital Resources

At March 31, 2023, the Company had $173,341 cash in the bank. During the three month periods ended March 31, 2023 and 2022 the Company incurred net losses of $991,370 and $784,424 respectively. At March 31, 2023, the Company had $174,091 in current assets and $1,873,290 in current liabilities, leaving the Company a working capital deficit of $1,699,199.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the three month period ended March 31, 2023. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2022 and 2021 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the three month period ended March 31, 2023, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $974,381 for the three month period ended March 31, 2023 and $732,984 for the three month period ended March 31, 2022. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the three month periods ended March 31, 2023 and 2022 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2023. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2023 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended March 31, 2023.

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

On December 21, 2022, the Company filed a lawsuit in the Circuit Court in and for Hillsborough County, Florida against John Grimm (“Grimm”), for one count of Conversion. Personal Service on Grimm was completed on January 11, 2023. On February 8, 2023, the Company amended its Complaint to include Zachary Smith as co-plaintiff (the Company and Smith are collectively the “Plaintiffs”) against Grimm for one count of Conversion, one count of Rescission, one count of Civil Theft, one count of Breach of Fiduciary Duty, and one count of Judicial Dissolution. The Plaintiff’s jointly seek treble damages, attorney’s fees, equitable relief, and the judicial dissolution of Delta Tango Foxtrot Customs, LLC. As of March 1, 2023, Grimm has evaded exhaustive Personal Service attempts by both private process servers and the Brevard County Sheriff’s Department. If attempts of Personal Service remain unsuccessful, the Plaintiffs shall file a Motion requesting that the court approve personal service on Grimm via email, text message and Facebook messenger.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the three month period ended March 31, 2023, the Company issued 97,201,415 shares of its restricted common stock for various services. During the three month period ended March 31, 2023, the Company issued 1,000,000 shares of its restricted common stock for a charitable donation. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2023, the Company entered into subscription agreements to sell 228,859,347 shares of its restricted common stock in exchange for proceeds of $526,000. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Repurchase of Securities

During the three month period ended March 31, 2023, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the three month period ended March 31, 2023.

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

SEAFARER EXPLORATION CORP.

Date: May 19, 2023	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 19, 2023	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 19, 2023	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 19, 2023	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 19, 2023	By:	/s/ Bradford Clark
Bradford Clark, Director