Form 10-Q/A
period 2023-03-31
SEAFARER EXPLORATION CORP
filed 2023-05-26
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 19, 2023 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	Unaudited
Assets
Current assets
Cash	$173,341	$177,409
Deposits	750	750
Total current assets	174,091	178,159

Property, plant and equipment, net	151,296	154,761
Finance right of use asset	116,341	—
Operating right of use asset	6,056	10,464
Total Assets	$447,784	$343,384

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$652,848	$624,574
Deferred revenue	140,000	140,000
Convertible notes payable, related parties, net of discounts of $0 and $3,864, respectively	—	40,000
Convertible notes payable, in default	235,300	235,300
Convertible notes payable, in default - related parties	684,500	644,500
Notes payable, in default	113,000	118,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	5,000	7,400
Operating lease liability, current	6,272	10,807
Finance lease liability, current	17,870	—
Total current liabilities	1,871,668	1,839,081

Finance lease liability, long-term	100,050	—
Total Liabilities	1,973,340	1,839,081

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	—	—
Series B - 60 shares issued and outstanding	—	—
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 7,499,729,658 and 7,172,668,896 shares issued and outstanding at March 31, 2023 and December 31, 2022	749,973	717,268
Common stock to be issued, $0.0001 par value, 28,871,211 and 71,969,820 shares outstanding at March 31, 2023 and December 31, 2022, respectively	2,888	7,197
Unearned compensation	(226,948)	(488)
Additional paid in capital	24,106,713	22,947,138
Accumulated deficit	(26,158,182)	(25,166,812)
Total Stockholders’ Deficit	(1,525,556)	(1,495,697)
Total Liabilities and Stockholders’ Deficit	$447,784	$343,384

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

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at March 31, 2023 and December 31, 2022 are summarized below:

	March 31, 2023	December 31, 2022
Office lease	$48,957	$48,957
Less accumulated amortization	(42,901)	(38,493)
Right of use assets, net	$6,056	$10,464

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating Lease liabilities are summarized below:

	March 31, 2023	December 31, 2022
Office lease	$6,272	$10,807
Less: current portion	(6,272)	(10,807)
Long term portion	$-	$-

Maturity of lease liabilities are as follows:

Year ended December 31, 2023	$6,352
Total future minimum lease payments	6,352
Less: Present value discount	(80)
Lease liability	$6,272

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

SEAFARER EXPLORATION CORP.

Date: May 23, 2023	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 23, 2023	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 23, 2023	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 23, 2023	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 23, 2023	By:	/s/ Bradford Clark
Bradford Clark, Director