Form 10-Q
period 2023-06-30
SEAFARER EXPLORATION CORP
filed 2023-08-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 11, 2023, there were 7,794,509,444 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2023

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	Unaudited
Assets
Current assets
Cash	$56,674	$177,409
Deposits	750	750
Total current assets	57,424	178,159

Property, plant and equipment, net	274,403	154,761
Right of use asset	1,534	10,464
Total Assets	$333,361	$343,384

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$577,543	$624,574
Deferred revenue	140,000	140,000
Convertible notes payable, related parties, net of discounts of $0 and $3,864, respectively	-	40,000
Convertible notes payable, in default	235,300	235,300
Convertible notes payable, in default - related parties	684,500	644,500
Notes payable, in default	113,000	118,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	5,000	7,400
Operating lease liability, current	1,622	10,807
Finance lease liability, current	21,155	-
Total current liabilities	1,796,620	1,839,081

Finance lease liability, long-term	110,604	-
Total Liabilities	1,907,224	1,839,081

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 7,652,499,812 and 7,172,668,896 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	765,251	717,268
Common stock to be issued, $0.0001 par value, 108,047,498 and 71,969,820 shares outstanding at June 30, 2023 and December 31, 2022, respectively	10,805	7,197
Unearned compensation	(156,940)	(488)
Additional paid in capital	24,579,334	22,947,138
Accumulated deficit	(26,772,313)	(25,166,812)
Total Stockholders’ Deficit	(1,573,863)	(1,495,697)
Total Liabilities and Stockholders’ Deficit	$333,361	$343,384

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Service income	$590	$3,131	$590	$6,220

Operating Expenses
Consulting and contractor expenses	355,452	395,702	874,938	883,400
Vessel maintenance and dockage	35,696	41,645	230,515	92,914
General and administrative expense	24,812	69,481	178,191	150,899
Research and development	73,834	79,788	105,934	141,207
Professional fees	38,146	10,270	66,202	32,271
Travel and entertainment expense	25,282	19,235	46,466	34,804
Depreciation and amortization expense	12,221	5,465	23,809	10,930
Rent expense	10,418	15,346	24,187	26,580
Total operating expenses	575,861	636,932	1,550,242	1,373,005

Net loss from operations	(575,271)	(633,801)	(1,549,652)	(1,366,785)

Other income (expense)
Interest (income)	(17,261)	(17,662)	(34,250)	(33,102)
Loss on extinguishment of debt	(21,599)	-	(21,599)	-
Total other income (expenses)	(38,860)	(17,662)	(55,849)	(33,102)

Net loss	$(614,131)	$(651,463)	$(1,605,501)	$(1,399,887)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	7,526,460,781	6,534,499,422	7,456,023,988	6,469,906,691

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Unearned Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	7	$-	60	$-	7,172,668,896	$717,268	71,969,820	$7,197	$(488)	$22,947,138	$(25,166,812)	$(1,495,697)

Common stock issued for cash	-	-	-	-	228,859,347	22,885	(40,083,333)	(4,008)	-	507,123	-	526,000

Stock issued as charitable donation	-	-	-	-	1,000,000	100	-	-	-	7,100	-	7,200

Stock issued for services	-	-	-	-	97,201,415	9,720	(3,015,276)	(301)	(280,800)	645,352	-	373,971

Amortization of unearned compensation	-	-	-	-	-	-	-	-	54,340	-	-	54,340

Net Loss	-	-	-	-	-	-	-	-	-	-	(991,370)	(991,370)
Balance March 31, 2023	7	-	60	-	7,499,729,658	749,973	28,871,211	2,888	(226,948)	24,106,713	(26,158,182)	(1,525,556)

Common stock issued for cash	-	-	-	-	128,816,667	12,882	75,833,333	7,583	-	378,885	-	399,350

Stock issued for loan origination fee	-	-	-	-	1,000,000	100	-	-	-	3,700	-	3,800

Stock issued for services	-	-	-	-	4,166,700	417	3,342,954	334	-	27,499	-	28,250

Stock issued to settle accounts payable	-	-	-	-	6,776,250	677	-	-	-	22,902	-	23,579

Stock issued to accrued interest	-	-	-	-	12,010,537	1,202	-	-	-	39,635	-	40,837

Amortization of unearned compensation	-	-	-	-	-	-	-	-	70,008	-	-	70,008

Net Loss	-	-	-	-	-	-	-	-	-	-	(614,131)	(614,131)
Balance June 30, 2023	7	$-	60	$-	7,652,499,812	$765,251	108,047,498	$10,805	$(156,940)	$24,579,334	$(26,772,313)	$(1,573,863)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
UNAUDITED

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

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,605,501)	$(1,399,887)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,930	10,930
Amortization of right of use asset, finance	12,879	-
Amortization of beneficial conversion feature and loan fees	-	2,984
Amortization of unearned compensation	124,348	148,621
Common stock issued for services	402,221	119,272
Common stock issued for a charitable contribution	7,200	-
Financing fees on debt	3,800	-
Decrease (increase) in:
Prepaid expenses and deposits	-	3,000
Increase (decrease) in:
Accounts payable & accrued expenses	7,438	36,462
Net cash used in operating activities	(1,036,685)	(1,078,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,000)	(1,136)
Net cash used in investing activities	(2,000)	(1,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	925,350	1,069,000
Payments on convertible notes payable	-	(10,000)
Payments on notes payable	(5,000)	(50,000)
Loans from shareholders	-	3,000
Payments to shareholders	(2,400)	-
Net cash provided by financing activities	917,950	1,012,000

NET CHANGE IN CASH	(120,735)	(67,754)
CASH, BEGINNING OF PERIOD	177,409	81,801
CASH, END OF PERIOD	$56,674	$14,047

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Financing lease liabilities and right of use asset	$141,451	$-
Stock issued for prepaid services	$-	$3,300

See accompanying notes to the unaudited condensed consolidated financial statements.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2023. The results of operations for the six month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2023 or for any future period.

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

Federal Admiralty Judgement

Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site. The Company is conducting limited exploration operations at the Juno Beach shipwreck site while it awaits updated permitting from the United States Army Corp of Engineers (“USACE”).

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $26,772,313 as of June 30, 2023. During the six month period ended June 30, 2023, the Company’s net loss was $1,605,501 and at June 30, 2023, the Company had a working capital deficit of $1,739,196. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2023. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation that has been reported as being near a forty year high and had recently increased nearly 7% on a year-over-year basis from 2021 to 2022 and the rising cost of fuel. The Federal Reserve (the “Fed’) recently discussed that while inflation growth has moderated in 2023, inflation was still above the Fed’s target of 2% per year. The increasing inflation in the overall economy may lead to higher interest rates which may make it more expensive or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The increase in the cost of fuel may hamper the Company’s ability to conduct operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Seafarer Exploration Corp. is presented to assist in understanding the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and Blockchain which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2023 and December 31, 2022. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2023, the Company did not have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $105,934 and $141,207 for the six month periods ended June 30, 2023 and 2022, respectively and $73,834 and $79,788 for the three month periods ended June 30, 2023 and 2022, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

During 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 as deferred revenue as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the six month periods ended June 30, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of June 30, 2023 and 2022, there were approximately 670,982,011 and 673,692,795 shares of common stock underlying the outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense was $10,930 for the six month periods ended June 30, 2023 and 2022, and $5,465 for the three month periods ended June 30, 2023 and 2022, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six month periods ended June 30, 2023 and 2022.

Use of Estimates

The process of preparing condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the six month periods ended June 30, 2023 and 2022 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain, began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the six month periods ended June 30, 2023 and 2022 (see Note 9– Segment Information).

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

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the unaudited condensed consolidated statements of operations.

Finance leases are recorded as a finance lease liability and property, plant and equipment asset, based on the present value of lease payments. The asset is depreciated, and the liability is amortized with interest expense incurred over the life of the lease.

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

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the FASB, did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. Under the terms of the lease there may be additional fees charged above the base monthly rental fee. During the three month periods ended June 30, 2023 and 2022, the Company recorded $4,601 as operating lease expense, which is included in rent expense on the unaudited condensed consolidated statements of operations. During the six month periods ended June 30, 2023 and 2022, the Company recorded $9,202 as operating lease expense, which is included in rent expense on the unaudited condensed consolidated statements of operations.

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

Right-of-use assets at June 30, 2023 and December 31, 2022 are summarized below:

	June 30, 2023	December 31, 2022
Office lease	$48,957	$48,957
Less accumulated amortization	(47,423)	(38,493)
Right of use assets, net	$1,534	$10,464

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	June 30, 2023	December 31, 2022
Office lease	$1,622	$10,807
Less: current portion	(1,622)	(10,807)
Long term portion	$-	$-

Maturity of lease liabilities are as follows:

Year ended December 31, 2023	$1,622
Total future minimum lease payments	1,622
Less: Present value discount	-
Lease liability	$1,622

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

Finance Leases

Commencing during the six months ended June 30, 2023, the Company entered into the following leases:

☐	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

☐	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

☐	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	As of	As of
	June 30,	December 31,
	2023	2022
Vehicle lease	$52,464	$-
Vessel lease	70,000	-
Sonar lease	18,987	-
	141,451	-
Less accumulated amortization	(12,879)	-
Finance right of use asset	$128,572	$-

Finance lease liabilities are summarized below:

	As of	As of
	June 30,	December 31,
	2023	2022
Vehicle lease	$48,512	$-
Vessel lease	64,726	-
Sonar lease	18,520	-
	131,758	-
Less: current portion	(21,155)	-
Long term portion	$110,604	$-

Year Ended December 31, Total
Year Ended December 31, 2023	$16,154
Year Ended December 31, 2024	37,758
Year Ended December 31, 2025	37,758
Year Ended December 31, 2026	37,758
Year Ended December 31, 2027	37,758
Thereafter	4,414
Total future minimum lease payments	171,600
Less imputed interest	(39,842)
PV of payments	$131,758

Expenses incurred with respect to the Company’s finance leases during the three and six months ended June 30, 2023 and 2022 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below.

	June 30,	June 30,
Three Month Ended	2023	2022
Finance lease amortization	$6,756	$-
Finance lease interest	3,869	-
Total finance lease expense	$10,625	$-

	June 30,	June 30,
Six Month Ended	2023	2022
Finance lease amortization	$12,879	$-
Finance lease interest	7,497	-
Total finance lease expense	$20,376	$-

The weighted average remaining lease term and the weighted average discount rate on the finance leases at June 30, 2023 and 2022 are set forth below.

	June 30,	June 30,
	2023	2022
Weighted average remaining lease term	4.61 years	-
Weighted average discount rate	12%	-

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at June 30, 2023 and December 31, 2022:

	Issue Date	Maturity Date	June 30, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties

	07/06/22	01/06/23	$-	$20,000	6.00%	0.0015
	07/29/22	01/28/23	-	10,000	6.00%	0.0020
	08/04/22	02/04/23	-	10,000	6.00%	0.0020
Face value			-	40,000

Less unamortized discounts			-	-

Balance convertible notes payable - related parties			$-	$40,000

	Issue Date	Maturity Date	June 30, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default			$235,300	$235,300

Issue Date	Maturity Date	June 30, 2023	December 31, 2022	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/31/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
07/06/22	01/06/23	20,000	-	6.00%	0.0015
07/29/22	01/28/23	10,000	-	6.00%	0.0020
08/04/22	02/04/23	10,000	-	6.00%	0.0020

Balance convertible notes payable - related parties, in default		$684,500	$644,500

Balance all convertible notes payable		$919,800	$919,800

Notes Payable

The following tables reflect the notes payable at June 30, 2023 and December 31, 2022:

Issue Date	Maturity Date	June 30, 2023	December 31, 2022	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	3,000	8,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default		$113,000	$118,000

Issue Date	Maturity Date	June 30, 2023	December 31, 2022	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$131,500	$136,500

New Convertible Notes Payable Issued During the Six Month Periods Ended June 30, 2023 and 2022

During the six month periods ended June 30, 2023 and 2022, the Company did not issue any new convertible notes payable.

During the six month periods ended June 30, 2023 the Company entered into the following notes payable agreements:

In May of 2023, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note paid interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 30, 2023. The lender received 1,000,000 shares of the Company’s restricted common stock as a financing fee for providing the loan. The principal balance and accrued interest of $115 was repaid prior to June 30, 2023.

Repayment of Promissory Note

During the six month period ended June 30, 2023, the Company repaid a total of $5,000 of the principal of a note payable with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at June 30, 2023 was $3,000.

During the six month period ended June 30, 2022, the Company repaid a total of $50,000 of the principal of a promissory note with an original principal balance of $50,000 that was due on January 8, 2022.

Note Conversions

During the six month period ended June 30, 2023:

The Company issued 12,010,537 shares of restricted common stock to a related party to settle $28,264 of accrued interest owed on sixteen convertible notes payable with a total share value of $40,837.

Shareholder Loan

At June 30, 2023, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

-	A loan with no due date with a $1,500 remaining balance and an interest rate of 2% and a conversion rate of $0.0005; and

-	A loan due on September 9, 2022 with a remaining balance of $3,500, and an interest rate of 1%.

At December 31, 2022, the Company had the following loans outstanding to its CEO in the total amounts of $7,400 as follows:

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

At June 30, 2023 and December 31, 2022, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the six month periods ended June 30, 2023 and 2022.

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

Sonaar Rental and Purchase Agreement

In May of 2023, the Company entered into a rental and purchase agreement for sonar for use in the Company’s operations to scan, identify, and locate historic shipwreck sites. Under the terms of the agreement, the Company has the right to exclusive use of the sonar, a SSS-600K side scan sonar with total of 250 feet of cable, cable connector, laptop computer, software, GPS unit and hard carry case. The Company agreed to make a one time payment of 4,166,700 shares of its restricted common stock, with an agreed upon value of $83,334 for the purposes of the valuation of the sonar, and pay $422 per month for sixty two months. Once the Company has an amount totaling the payoff amount, $26,186, to the seller, the seller agreed to transfer title and ownership of the sonar to the Company.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating and Finance Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

In January of 2023, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the Board members via payment of 10,000,000 restricted shares of its common stock each, an aggregate total of 30,000,000 shares or $216,000, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses. At June 30, 2023 there was $156,940 in unearned compensation.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements. The consultant provides the services under the direction and supervision of the Company’s CEO. During the six month periods ended June 30, 2023 and 2022, the Company paid the related party limited liability company consulting fees of $19,000 and $17,000, respectively, for services rendered. During the three month periods ended June 30, 2023 and 2022, the Company paid the related party limited liability company consulting fees of $8,000 and $6,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, the Company owed the related party limited liability company $0 and $3,000, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the six month periods ended June 30, 2023 and 2022 the Company paid the related party limited liability company fees of $11,153 and $6,477, respectively, for services rendered. During the three month periods ended June 30, 2023 and 2022, the Company paid the related party limited liability company consulting fees of $0 and $1,778, respectively, for services rendered. During the six month period ended June 30, 2023 the Company issued the related party limited liability company 5,576,250 shares of restricted common stock to settle $11,153 of fees owed for transfer agency services. These fees are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations.

During the six month periods ended June 30, 2023 and 2022, the Company paid a related party consultant fees of $15,000 and $18,000, respectively. During the three month periods ended June 30, 2023 and 2022, the Company paid a related party consultant fees of $12,000 and $9,000, respectively for consulting services for social media. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, the Company owed the related party limited liability company $3,000

During the six month periods ended June 30, 2023 and 2022, the Company paid a person who is related to the Company’s CEO fees of $0 and $192, respectively, for clerical services. During the three month periods ended June 30, 2023 and 2022, the Company paid a person who is related to the Company’s CEO fees of $0 for clerical services. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations.

Shareholder Loan

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At June 30, 2023, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the six month periods ended June 30, 2023 and 2022 incurred by the two separate segments below.

During the six month periods ended June 30, 2023 and 2022, Blockchain revenues were $0 and were 0% of the unaudited condensed consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2023 is as follows:

	June 30, 2023	June 30, 2023	June 30, 2023
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$590	$590

Total operating expenses	-	1,550,242	1,550,242

Net loss from operations	$-	$(1,549,652)	$(1,549,652)

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2022 is as follows:

	June 30, 2022	June 30, 2022	June 30, 2022
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$6,220	$6,220

Total operating expenses	30	1,372,975	1,373,005

Net loss from operations	$(30)	$(1,366,755)	$(1,366,785)

NOTE 10– SUBSEQUENT EVENTS

Subsequent to June 30, 2023, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	sales of 117,500,000 shares of the Company’s restricted common stock under subscription agreements for proceeds of $206,250; and

(ii)	issuance of 24,509,632 shares of restricted common stock to various service providers.

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

In order to potentially find more efficient methods to explore and document historical shipwrecks, the Company has investigated various technologies and non-scientific methodologies. To the present date, none of these technologies have been proven to have efficacy with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. The ongoing developmental work and improvements to the SeaSearcher have been expensive and Management anticipates that the expenses for these development costs will continue to be incurred for the foreseeable future. Advances in algorithms and artificial intelligence (AI) will continue indefinitely while the present model can be currently used in the field. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses.

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

The Company is currently awaiting a permit from the USACE for its Juno Beach shipwreck site. This permitting process has taken longer than anticipated, the Company and some of its advisers have had meetings and discussion with USACE personnel regarding the permit. There is the possibility that the permit will continue to be delayed, potentially for an extended period of time poten. The Company is not able to predict when, or if, the USACE permit will be issued for the Juno Beach shipwreck site.

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

Results of Operations

We have generated only minimal revenue from operations and do not expect to report any significant revenue from operations for the foreseeable future. We have incurred recurring losses to date. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 14, 2023.

At June 30, 2023 and December 31, 2022, the Company had working capital deficits of $1,739,196 and $1,660,922, respectively. The Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Liquidity and Capital Resources

At June 30, 2023, the Company had $56,674 cash in the bank. During the six month periods ended June 30, 2023 and 2022 the Company incurred net losses of $1,605,501 and $1,399,887 respectively. At June 30, 2023, the Company had $57,424 in current assets and $1,796,620 in current liabilities, leaving the Company a working capital deficit of $1,739,196.

Summary of the Six Month Period Ended June 30, 2023 Results of Operations Compared to the Six Month Period Ended June 30, 2022 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the six month periods ended June 30, 2023 and 2022, the Company generated $590 and $6,220 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $1,550,242 for the six month period ended June 30, 2023 versus $1,373,005 for the same period in 2022, an increase of 13%. The increase in operating expenses in 2023 was primarily due to an increase in vessel related expenses and general and administrative expenses. The inflationary environment has continued to pressure costs relating to vessel fuel, consulting and contractor expenses and other expenses. Consulting and contractor expense was $874,938 for the six month period ended June 30, 2023 versus $883,400 for the same period in 2022, a decrease of 1%. The Company incurred vessel related expenses of $230,515 during the six month period ended June 30, 2023 versus $92,914 during the six month period ended June 30, 2022, an increase of approximately 148%. The increase in vessel related expenses was due to the Company entering into a rental and purchase agreement for a vessel and trailer. Research and development expenses were $105,934 in 2023 versus $141,207 in 2022. The Company’s research and development expenses were related to the continued development of its SeaSearcher autonomous underwater device. The decrease in research and development expenses in 2023 was a result of the Company focusing on the practical use of the SeaSearcher as opposed to new and early research and development of the technology which is more expensive and time consuming. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the six month period ended June 30, 2023, professional fees were $66,203 as compared to $32,271 during the six month period ended June 30, 2022, an increase of approximately 105%. Professional fees fluctuate based on the use of professional service providers. During the six month period ended June 30, 2023, general and administrative expenses were $178,191 as compared to $150,899 during the six month period ended June 30, 2022, an increase of 18%. General and administrative expenses primarily increased due to the Company entering into an agreement to lease a truck to haul its vessels and also due to increased costs for web hosting and Internet services. Depreciation and amortization expense was $23,809 during the six month period ended June 30, 2023 and $10,930 during the six month period ended June 30, 2022. Depreciation and amortization expenses increased related to the purchase of a vessel, trailer and truck purchased in 2023. Rent expense was $24,187 during the six month period ended June 30, 2023 versus $26,580 for the same period in 2022, a decrease of approximately 9%. The Company incurred travel and entertainment expenses of $46,466 during the six month period ended June 30, 2023 as compared to $34,804 during the six month period ended June 30, 2022, an approximate 34% increase on a quarter-over-quarter basis. Entertainment and travel expenses may fluctuate due to inflationary increase in costs.

Other Income (Expenses)

Other income (expense) was $55,849 during the six month period ended June 30, 2023 versus $33,102 during the six month period ended June 30, 2022. The 69% increase in other income (expense) in 2023 was primarily due to an increase loss on extinguishment of debt. During the six month period ended June 30, 2023 the Company took a loss on extinguishment of debt of $21,599 versus $0 during the six month period ended June 30, 2022. Interest expense for the six month period ended June 30, 20223 was $34,250 versus $33,102 for the same period in 2022, an increase of approximately 3%.

Net Loss

The Company’s net loss for the six months ended June 30, 2023 and 2022 was $1,605,501 and $1,399,887 respectively, a year-over-year increase of approximately 15%. Net losses increased primarily due to increases in vessel maintenance, repairs and dockage, general and administrative expenses and professional fees.

Summary of the Three Month Period Ended June 30, 2023 Results of Operations Compared to the Three Month Period Ended June 30, 2022 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended June 30, 2023 and 2022, the Company generated $590 and $3,131 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $575,861 for the three month period ended June 30, 2023 versus $636,932 for the same period in 2022, a decrease of approximately 10%. Consulting and contractor expense was $355,452 for the three month period ended June 30, 2023 versus $395,702 for the same period in 2022, a decrease of 10%. The Company incurred vessel related expenses of $35,696 during the three month period ended June 30, 2023 versus $41,645 during the three month period ended June 30, 2022, an decrease of approximately 14%. The Company’s vessels needed less repairs and maintenance in during the three month period ended June 30, 2023. Research and development expenses were $73,834 in 2023 versus $79,788 in 2022, a decrease of 8% in 2023. The Company’s research and development expenses were related to the continued development of its SeaSearcher autonomous underwater device. The decrease in research and development expenses in 2023 was a result of the Company focusing on the practical use of the SeaSearcher as opposed to new and early research and development of the technology which is more expensive and time consuming. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. During the three month period ended June 30, 2023, professional fees were $38,146 as compared to $10,270 during the three month period ended June 30, 2022, an increase of approximately 271%. Professional fees fluctuate based on the use of professional service providers. During the three month period ended June 30, 2023, general and administrative expenses were $24,812 as compared to $69,481 during the three month period ended June 30, 2022, a decrease of 64%. Depreciation and amortization expense was $12,221 during the three month period ended June 30, 2023 and $5,465 for the three month period ended June 30, 2022. Depreciation and amortization expenses increased related to the purchase of a vessel, trailer, truck, and sonar equipment purchased in 2023. Rent expense was $10,418 during the three month period ended June 30, 2023 versus $15,346 for the same period in 2022, a decrease of approximately 32%. The Company incurred travel and entertainment expenses of $25,282 during the three month period ended June 30, 2023 as compared to $19,235 during the three month period ended June 30, 2022. Entertainment and travel expenses may fluctuate due to inflationary increase in costs and increased travel by Company personnel and advisors.

Other Income (Expenses)

Other income (expense) was $38,860 during the three month period ended June 30, 2023 versus $17,662 during the three month period ended June 30, 2022. The 120% increase in other income (expense) in 2023 was primarily due to an increase loss on extinguishment of debt. During the six month period ended June 30, 2023 the Company took a loss on extinguishment of debt of $21,599 versus $0 during the six month period ended June 30, Interest expense for the three month period ended June 30, 2023 was $17,261 versus $17,662 for the same period in 2022, a decrease of approximately 2%.

Net Loss

The Company’s net loss for the three months ended June 30, 2023 and 2022 was $614,131 and $651,463, respectively, a year-over-year decrease of approximately 6%. Net losses increased due to an increase in expenses for professional fees and vessel maintenance, repairs and dockage.

Cash Flows from Operating Activities

For the six month period ended June 30, 2023 net cash flows used in operating activities was $1,036,685.

For the six month period ended June 30, 2022 net cash flows used in operating activities was $1,078,618.

Cash flows used in operating activities decreased in 2023 due to reconciling the increase in common stock issued for services and a decrease in amortization of unearned compensation.

Cash Flows from Investing Activities

For the six month period ended June 30, 2023 net cash flows used in investing activities was $2,000.

For the six month period ended June 30, 2022 net cash flows used in investing activities was $1,136.

Cash flows used in investing activities nominally increased in 2023.

Cash Flows from Financing Activities

For the six month period ended June 30, 2023 net cash provided by financing activities was $917,950.

For the six month period ended June 30, 2022 net cash provided by financing activities was $1,012,000.

Cash flows provided by financing activities primarily decreased in 2023 due to a decrease in the proceeds from the issuance of common stock.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the six month period ended June 30, 2023. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

The expenses associated with being a small publicly traded company attempting to develop the infrastructure to explore and salvage historic shipwrecks recovery are extremely proh5bitive, especially given that the Company does not currently generate any significant revenues and does not expect to generate any significant revenues in the near future. There are ongoing expenses associated with operations that are incurred whether the Company is conducting shipwreck recovery operations or not. Vessel maintenance, upkeep expenses and docking fees are continuous and unavoidable regardless of the Company’s operational status. Management anticipates that the vessels utilized by the Company in its operations will need continuous and unavoidable repairs and maintenance, particularly if the Company ramps up its operational footprint and is working on more than one site simultaneously as anticipated. These repairs and maintenance are expensive and have a negative impact on the Company’s cash position.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2022 and 2021 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our unaudited condensed consolidated financial statements for the six month period ended June 30, 2023, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,549,652 for the six month period ended June 30, 2023 and $1,366,785 for the six month period ended June 30, 2022. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the six month periods ended June 30, 2023 and 2022 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2023. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2023 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended June 30, 2023.

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the six month period ended June 30, 2023, the Company issued 108,144,365 shares for various services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the six month period ended June 30, 2023, the Company entered into subscription agreements to sell 357,676,014 shares of its restricted common stock in exchange for proceeds of $925,350. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

During the six month period ended June 30, 2023, the Company issued 1,000,000 share of restricted common stock with a value of $7,200 as a charitable donation.

During the six month period ended June 30, 2023, the Company issued 1,000,000 share of restricted common stock with a value of $3,800 as a financing fee for a promissory note.

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

Repurchase of Securities

During the six month period ended June 30, 2023, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the six month period ended June 30, 2023. There were no warrants outstanding at June 30, 2023.

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

SEAFARER EXPLORATION CORP.

Date: August 14, 2023	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2023	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 14, 2023	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 14, 2023	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 14, 2023	By:	/s/ Bradford Clark
Bradford Clark, Director