Form 10-Q
period 2023-09-30
SEAFARER EXPLORATION CORP
filed 2023-11-13
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 13, 2023, there were 8,243,173,112 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2023

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	Unaudited
Assets
Current assets
Cash	$481,157	$177,409
Deposits	750	750
Total current assets	481,907	178,159

Property, plant and equipment, net	263,346	154,761
Right of use asset	34,653	10,464
Total Assets	$779,906	$343,384

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$559,696	$624,574
Deferred revenue	140,000	140,000
Convertible notes payable	120,000	-
Convertible notes payable, related parties, net of discounts of $0 and $3,864, respectively	105,000	40,000
Convertible notes payable, in default	235,300	235,300
Convertible notes payable, in default - related parties	684,500	644,500
Notes payable, in default	112,000	118,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	5,000	7,400
Operating lease liability, current	17,828	10,807
Finance lease liability, current	23,281	-
Total current liabilities	2,021,105	1,839,081

Operating lease liability, long-term	16,891	-
Finance lease liability, long-term	104,421	-
Total Liabilities	2,142,417	1,839,081

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 8,053,009,444 and 7,172,668,896 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	805,302	717,268
Common stock to be issued, $0.0001 par value, 133,054,164 and 71,969,820 shares outstanding at September 30, 2023 and December 31, 2022, respectively	13,305	7,197
Unearned compensation	(86,163)	(488)
Additional paid in capital	25,431,883	22,947,138
Accumulated deficit	(27,526,838)	(25,166,812)
Total Stockholders’ Deficit	(1,362,511)	(1,495,697)
Total Liabilities and Stockholders’ Deficit	$779,906	$343,384

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Service income	$-	$4,907	$590	$11,127

Operating Expenses
Consulting and contractor expenses	416,771	280,948	1,291,709	1,164,348
Vessel maintenance and dockage	62,175	36,923	292,690	129,837
Research and development	87,687	16,669	193,621	157,876
Professional fees	40,576	9,000	106,778	41,271
General and administrative expense	80,895	166,804	259,176	317,703
Depreciation and amortization expense	12,538	5,465	36,347	16,395
Rent expense	6,626	9,144	30,813	35,724
Travel and entertainment expense	26,568	21,854	73,034	56,658
Total operating expenses	732,759	546,807	2,283,001	1,919,812

Net loss from operations	(732,759)	(541,900)	(2,282,411)	(1,908,685)

Other income (expense)
Interest expense	(20,313)	(17,027)	(54,564)	(50,129)
Loss on extinguishment of debt	(1,450)	(21,250)	(23,049)	(21,250)
Loss on sale of asset	-	(85,000)	-	(85,000)
Total other income (expenses)	(21,763)	(123,277)	(77,612)	(156,379)

Net loss	$(754,522)	$(665,177)	$(2,360,023)	$(2,065,064)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	7,685,158,594	6,695,157,207	7,574,235,063	6,562,530,671

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Unarned Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	7	$-	$60	$-	7,172,668,896	$717,268	71,969,820	$7,197	(488)	$22,947,138	$(25,166,812)	$(1,495,697)

Common stock issued for cash	-	-	-	-	228,859,347	22,885	(40,083,333)	(4,008)	-	507,123	-	526,000

Stock issued as charitable donation	-	-	-	-	1,000,000	100	-	-	-	7,100	-	7,200

Stock issued for services	-	-	-	-	97,201,415	9,720	(3,015,276)	(301)	(280,800)	645,352	-	373,971

Amortization of unearned compensation	-	-	-	-	-	-	-	-	54,340	-	-	54,340

Net Loss	-	-	-	-	-	-	-	-	-	-	(991,370)	(991,370)

Balance March 31, 2023	7	-	60	-	7,499,729,658	749,973	28,871,211	2,888	(226,948)	24,106,713	(26,158,182)	(1,525,556)

Common stock issued for cash	-	-	-	-	128,816,667	12,882	75,833,333	7,583	-	378,885	-	399,350

Stock issued for loan origination fee	-	-	-	-	1,000,000	100	-	-	-	3,700	-	3,800

Stock issued for services	-	-	-	-	4,166,700	417	3,342,954	334	-	27,499	-	28,250

Stock issued to settle accounts payable	-	-	-	-	6,776,250	677	-	-	-	22,902	-	23,579

Stock issued to accrued interest	-	-	-	-	12,010,537	1,202	-	-	-	39,635	-	40,837

Amortization of unearned compensation	-	-	-	-	-	-	-	-	70,008	-	-	70,008

Net Loss	-	-	-	-	-	-	-	-	-	-	(614,131)	(614,131)

Balance June 30, 2023	7	-	60	-	7,652,499,812	765,251	108,047,498	10,805	(156,940)	24,579,334	(26,772,313)	(1,573,863)

Common stock issued for cash	-	-	-	-	375,000,000	37,500	24,302,001	2,430	-	765,522	-	805,452

Stock issued for loan origination fee	-	-	-	-	500,000	50	2,000,000	200	-	9,950	-	10,200

Stock issued for services	-	-	-	-	24,009,632	2,401	(1,295,335)	(130)	-	73,729	-	76,000

Stock issued to settle accounts payable	-	-	-	-	1,000,000	100	-	-	-	3,350	-	3,450

Amortization of unearned compensation	-	-	-	-	-	-	-	-	70,777	-	-	70,777

Net Loss	-	-	-	-	-	-	-	-	-	-	(754,522)	(754,522)

Balance September 30, 2023	7	$-	60	$-	8,053,009,444	$805,302	133,054,164	$13,305	(86,163)	$25,431,883	$(27,526,838)	$(1,362,511)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
UNAUDITED

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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,360,023)	$(2,065,064)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,395	16,395
Amortization of right of use asset, finance	19,952	-
Amortization of right of use asset	(5,820)	-
Amortization of beneficial conversion feature and loan fees	-	3,864
Amortization of unearned compensation	195,125	212,467
Common stock issued for services	478,221	156,922
Common stock issued for a charitable contribution	7,200	-
Financing fees on debt	14,000	1,400
Loss on extinguishment of debt	-	21,250
Loss on disposal of asset	-	85,000
Decrease (increase) in:
Prepaid expenses and deposits	-	3,000
Increase (decrease) in:
Accounts payable & accrued expenses	(33,733)	78,085
Net cash used in operating activities	(1,641,654)	(1,486,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,000)	(145)
Net cash used in investing activities	(2,000)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,730,802	1,404,919
Proceeds from the issuance of convertible notes payable	120,000	50,000
Proceeds from the issuance of convertible notes payable, related party	-	40,000
Proceeds from the issuance of notes payable, related party	105,000	5,000
Payments on convertible notes payable, related party	-	(10,000)
Payments on notes payable, related party	-	(5,000)
Payments on notes payable	(6,000)	(50,000)
Payments from	-	6,500
Payments to shareholders	(2,400)	-
Net cash provided by financing activities	1,947,402	1,441,419

NET INCREASE IN CASH	303,748	(45,407)
CASH, BEGINNING OF PERIOD	177,409	81,801
CASH, END OF PERIOD	$481,157	$36,394

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accrued interest converted to common stock	$40,837	$-
Financing lease liabilities and right of use asset	$142,936	$-
Facilities lease liabilities and right of use asset	$37,502	$-
Stock issued for prepaid services	$-	$3,300

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The unaudited condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2023. The results of operations for the nine month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2023 or for any future period.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $27,526,838 as of September 30, 2023. During the nine month period ended September 30, 2023, the Company’s net loss was $2,360,023 and at September 30, 2023, the Company had a working capital deficit of $1,539,198. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from November 13, 2023. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Cash and Cash Equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2023 and December 31, 2022. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2023, the Company did have deposits in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $193,621 and $157,876 for the nine month periods ended September 30, 2023 and 2022, respectively and $87,687 and $16,669 for the three month periods ended September 30, 2023 and 2022, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

During 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 as deferred revenue as the services have not yet been provided.

Earnings Per Share

The Company adheres to the FASB ASC 260-10, Earnings per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the nine month periods ended September 30, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of September 30, 2023 and 2022, there were approximately 804,143,176 and 730,366,968 shares of common stock underlying the outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense was $16,395 for the nine month periods ended September 30, 2023 and 2022, and $5,465 for the three month periods ended September 30, 2023 and 2022, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine month periods ended September 30, 2023 and 2022.

Use of Estimates

The process of preparing condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the nine month periods ended September 30, 2023 and 2022 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain, began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the nine month periods ended September 30, 2023 and 2022 (see Note 9– Segment Information).

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. The Company entered into an amended lease agreement commencing on August 1, 2023 through July 31, 2025 with base month rents of $1,612 from August 1, 2023 to June 31, 2024 and $1,676 from August 1, 2024 to July 31, 2025. Under the terms of the lease there may be additional fees charged above the base monthly rental fee. During the three month periods ended September 30, 2023 and 2022, the Company recorded $4,601 as operating lease expense, which is included in rent expense on the unaudited condensed consolidated statements of operations. During the nine month periods ended September 30, 2023 and 2022, the Company recorded $9,202 as operating lease expense, which is included in rent expense on the unaudited condensed consolidated statements of operations.

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

On August 1, 2023, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $37,502.

Right-of-use assets at September 30, 2023 and December 31, 2022 are summarized below:

	September 30, 2023	December 31, 2022
Office lease	$37,502	$48,957
Less accumulated amortization	(2,849)	(38,493)
Right of use assets, net	$34,653	$10,464

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	September 30, 2023	December 31, 2022
Office lease	$34,719	$10,807
Less: current portion	(17,828)	(10,807)
Long term portion	$16,891	$-

Maturity of lease liabilities are as follows:

Year ended December 31, 2023	$5,053
Year ended December 31, 2024	20,548
Year ended December 31, 2025	12,261
Total future minimum lease payments	37,862
Less: Present value discount	(3,143)
Lease liability	$34,719

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

Finance Leases

Commencing during the nine months ended September 30, 2023, the Company entered into the following leases:

☐	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

☐	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

☐	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	As of	As of
	September 30,	December 31,
	2023	2022
Vehicle lease	$53,100	$-
Vessel lease	70,849	-
Sonar lease	18,987	-
	142,936	-
Less accumulated amortization	(19,952)	-
Finance right of use asset	$122,984	$-

Finance lease liabilities are summarized below:

	As of	As of
	September 30,	December 31,
	2023	2022
Vehicle lease	$47,142	$-
Vessel lease	62,969	-
Sonar lease	17,801	-
	127,702	-
Less: current portion	(23,281)	-
Long term portion	$104,421	$-

Maturity of lease liabilities are as follows:

Year Ended December 31, 2023	$9,438
Year Ended December 31, 2024	37,758
Year Ended December 31, 2025	37,758
Year Ended December 31, 2026	37,758
Year Ended December 31, 2027	37,758
Thereafter	4,414
Total future minimum lease payments	164,884
Less imputed interest	(37,182)
PV of payments	$127,702

Expenses incurred with respect to the Company’s finance leases during the three and nine months ended September 30, 2023 and 2022 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below.

	September 30,	September 30,
Three Month Ended	2023	2022
Finance lease amortization	$7,073	$-
Finance lease interest	3,898	-
Total finance lease expense	$10,971	$-

	September 30,	September 30,
Nine Month Ended	2023	2022
Finance lease amortization	$19,952	$-
Finance lease interest	11,395	-
Total finance lease expense	$31,347	$-

The weighted average remaining lease term and the weighted average discount rate on the finance leases at September 30, 2023 and 2022 are set forth below.

	September 30,	September 30,
	2023	2022
Weighted average remaining lease term	4.36 years	-
Weighted average discount rate	12%	-

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at September 30, 2023 and December 31, 2022:

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	09/18/23	10/18/23	$120,000	$-	6.00%	0.0020

Balance convertible notes payable			$120,000	$-

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties	07/06/22	01/06/23	$-	$20,000	6.00%	0.0015
	07/29/22	01/28/23	-	10,000	6.00%	0.0020
	08/04/22	02/04/23	-	10,000	6.00%	0.0020
	08/02/23	10/01/23	100,000	-	6.00%	0.0020

Balance convertible notes payable - related parties			$100,000	$40,000

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default			$235,300	$235,300

Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/31/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
07/06/22	01/06/23	20,000	-	6.00%	0.0015
07/29/22	01/28/23	10,000	-	6.00%	0.0020
08/04/22	02/04/23	10,000	-	6.00%	0.0020
07/24/23	09/24/23	5,000	-	1.00%	0.00175

Balance convertible notes payable - related parties, in default		$689,500	$644,500

Balance all convertible notes payable		$1,144,800	$919,800

Notes Payable

The following tables reflect the notes payable at September 30, 2023 and December 31, 2022:

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	2,000	8,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – in default			$112,000	$118,000

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$130,500	$136,500

New Convertible Notes Payable Issued During the Nine Month Periods Ended September 30, 2023 and 2022

During the nine month period ended September 30, 2023 the Company entered into the following notes payable agreements:

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

In July of 2023, the Company entered into a convertible promissory note agreement in the amount of $5,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 1% per annum and the principal and accrued interest was due on or before September 24, 2023. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00175 per share.

In August of 2023, the Company entered into a promissory note agreement in the amount of $100,000 with a related party. This note paid interest at a rate of 6% per annum and the principal and accrued interest is due on or before October 2, 2023. The lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.

In September of 2023, the Company entered into a convertible promissory note agreement in the amount of $120,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before October 18, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share.

During the nine month period ended September 30, 2022 the Company entered into the following notes payable agreements:

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

Repayment of Promissory Note

During the nine month period ended September 30, 2023, the Company repaid a total of $6,000 of the principal of a note payable with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at September 30, 2023 was $2,000.

During the nine month period ended September 30, 2022, the Company repaid a total of $50,000 of the principal of a promissory note with an original principal balance of $50,000 that was due on January 8, 2022.

Note Conversions

During the nine month period ended September 30, 2023:

The Company issued 12,010,537 shares of restricted common stock to a related party to settle $28,264 of accrued interest owed on sixteen convertible notes payable with a total share value of $40,837.

Shareholder Loan

At September 30, 2023, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

At September 30, 2023 and December 31, 2022, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock.

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

Warrants and Options

The Company did not issue any warrants or options during the nine month periods ended September 30, 2023 and 2022.

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating and Finance Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

In January of 2023, the Company extended the term of previous agreements with three individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the Board members via payment of 10,000,000 restricted shares of its common stock each, an aggregate total of 30,000,000 shares or $216,000, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses. At September 30, 2023 there was $86,163 in unearned compensation.

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements. The consultant provides the services under the direction and supervision of the Company’s CEO. During the nine month periods ended September 30, 2023 and 2022, the Company paid the related party limited liability company consulting fees of $30,000 and $22,000, respectively, for services rendered. During the three month periods ended September 30, 2023 and 2022, the Company paid the related party limited liability company consulting fees of $9,000 and $5,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2023 and December 31, 2022, the Company owed the related party limited liability company $0 and $3,000, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the nine month periods ended September 30, 2023 and 2022 the Company paid the related party limited liability company fees of $2,275 and $6,478 respectively, for services rendered. During the three month periods ended September 30, 2023 and 2022, the Company paid the related party limited liability company consulting fees of $2,275 and $0, respectively, for services rendered. During the nine month period ended September 30, 2023 the Company issued the related party limited liability company 5,576,250 shares of restricted common stock to settle $11,153 of fees owed for transfer agency services. These fees are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations.

During the nine month periods ended September 30, 2023 and 2022, the Company paid a related party consultant fees of $27,000 and $27,000 respectively. During the three month periods ended September 30, 2023 and 2022, the Company paid a related party consultant fees of $3,000 and $9,000, respectively for consulting services for social media. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations.

During the nine month periods ended September 30, 2023 and 2022, the Company paid a person who is related to the Company’s CEO fees of $0 and $192, respectively, for clerical services. During the three month periods ended September 30, 2023 and 2022, the Company paid a person who is related to the Company’s CEO fees of $0 for clerical services. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations.

Shareholder Loan

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At September 30, 2023, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the nine month periods ended September 30, 2023 and 2022 incurred by the two separate segments below.

During the nine month periods ended September 30, 2023 and 2022, Blockchain revenues were $0 and were 0% of the unaudited condensed consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2023 is as follows:

	September 30, 2023	September 30, 2023	September 30, 2023
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$590	$590

Total operating expenses	-	2,283,001	2,283,001

Net loss from operations	$-	$(2,282,411)	$(2,282,411)

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2022 is as follows:

	September 30, 2022	September 30, 2022	September 30, 2022
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$11,127	$11,127
Total operating expenses	-	1,919,812	1,919,812
Net loss from operations	$-	$(1,908,685)	$(1,908,685)

NOTE 10– SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	sales of 187,933,668 shares of the Company’s restricted common stock under subscription agreements for proceeds of $386,450; and

(ii)	issuance of 2,230,000 shares of restricted common stock to various service providers.

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

The sale of restricted securities by current shareholders, including shares issued to consultants, independent contractors, Board members, as well as shares issued to settle convertible promissory notes or to settle other loans and debt, are very dilutive. The issuance of shares for financings, to settle debt, as compensation, or for other reasons may cause a significant decline in the market price of the Company’s securities. Furthermore, in recent years regulatory agencies have made it very difficult for broker dealers to accept stock certificates from issuers of low priced stocks and the Company believes that it may become even more challenging to deposit stock certificates and this trend may continue for the foreseeable future.

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

The Company is currently awaiting a permit from the USACE for its Juno Beach shipwreck site. This permitting process has taken longer than anticipated, the Company and some of its advisers have had meetings and discussion with USACE personnel regarding the permit. There is the possibility that the permit will continue to be delayed, potentially for an extended period of time. The Company is not able to predict when, or if, the USACE permit will be issued for the Juno Beach shipwreck site.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than three months from November 13, 2023.

At September 30, 2023 and December 31, 2022, the Company had working capital deficits of $1,539,198 and $1,660,992, respectively. The Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Liquidity and Capital Resources

At September 30, 2023, the Company had $481,157 cash in the bank. During the nine month periods ended September 30, 2023 and 2022 the Company incurred net losses of $2,360,023, and $2,065,064, respectively. At September 30, 2023, the Company had $481,907 in current assets and $2,021,105 in current liabilities, leaving the Company a working capital deficit of $1,539,198.

Summary of the Three Month Period Ended September 30, 2023 Results of Operations Compared to the Three Month Period Ended September 30, 2022 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended September 30, 2023 and 2022, the Company generated $0 and $4,907 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $732,759 for the three month period ended September 30, 2023 versus $546,807 for the same period in 2022, an increase of approximately 34%. Consulting and contractor expense was $416,771 for the three month period ended September 30, 2023 versus $280,948 for the same period in 2022, an increase of 48%. Consulting and contractor expenses increased due to compensation paid for various services in anticipation of expanding operations, including paying consultants for media related advisory services. The Company incurred vessel related expenses of $77,532 during the three month period ended September 30, 2023 versus $36,923 during the three month period ended September 30, 2022, an increase of approximately 110%. Vessel related expenses periodically fluctuate due to a variety of factors. During the three month period ended September 30, 2023 the Company also incurred higher vessel related fuel and maintenance costs. The research and development expenses were $87,687 in 2023 versus $16,669 in 2022, an increase of 426%. The increase in the Company’s research and development expenses were related to the ongoing development of its SeaSearcher autonomous underwater device and development of related technology including a handheld metal discriminator. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. Research and development are expected to fluctuate. During the three month period ended September 30, 2023, professional fees were $40,576 as compared to $9,000 during the three month period ended September 30, 2022, an increase of approximately 351%. Professional fees increased during the three month period ended September 30, 2023 due to the Company’s increased legal fees for a case involving the return of equipment and ongoing legal services related to its permitting. During the three month period ended September 30, 2023, general and administrative expenses were $80,895 as compared to $166,804 during the three month period ended September 30, 2022, a decrease of 5%. Depreciation and amortization expense was $12,538 and $5,465 during the three month periods ended September 30, 2023 and 2022, respectively. Depreciation and amortization expenses increased related to the purchase of a vessel, trailer, truck, and sonar purchased in 2023. Rent expense was $6,626 during the three month period ended September 30, 2023 versus $9,144 for the same period in 2022, an decrease of approximately 28%. The Company incurred travel and entertainment expenses of $26,568 during the three month period ended September 30, 2023 as compared to $21,854 during the three month period ended September 30, 2022, an approximate 22% increase on a quarter-over-quarter basis. Travel and entertainment expense fluctuates due to a number of factors including inflation, seasonal items, and travel for meetings, etc.

Other Income (Expenses)

Other income (expense) was ($21,763) during the three month period ended September 30, 2023 versus ($123,277) during the three month period ended September 30, 2022, a decrease of 82%. The 82% decrease in other expense in 2023 was primarily due to decreases in the loss on sale of an asset and loss on extinguishment of debt. During the three month period ended September 30, 2023, loss on sale of asset was $0 versus $85,000 in 2022. The loss on sale of asset in 2022 was due to the Company writing off the value of a boat that it was leasing and that was damaged. Loss on extinguishment of debt was $1,450 during the three month period ended September 30, 2023 versus $21,250 during the same period in 2022. Interest expense for the three month period ended September 30, 2023 was $20,313 versus $17,027 for the same period in 2022, an increase of approximately 19%.

Net Loss

The Company’s net loss for the three months ended September 30, 2023 and 2022 was $754,522, and $665,177 respectively, a quarter-over-quarter increase of approximately 13%.

Summary of the Nine Month Period Ended September 30, 2023 Results of Operations Compared to the Nine Month Period Ended September 30, 2022 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the nine month periods ended September 30, 2023 and 2022, the Company generated $590 and $11,127 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $2,238,001 for the nine month period ended September 30, 2023 versus $1,919,812 for the same period in 2022, an increase of 19%. The increase in operating expenses in 2023 was primarily due to increases in consulting and contractor expenses, vessel related maintenance and dockage expenses, professional fees and research and development expenses. Consulting and contractor expense was $1,291,709 for the nine month period ended September 30, 2023 versus $1,164,348 for the same period in 2022, an increase of nearly 11%. The Company utilized additional consulting services and independent contractors for its operations. The Company incurred vessel related expenses of $308,047 during the nine month period ended September 30, 2023 versus $129,837 during the nine month period ended September 30, 2022, an increase of approximately 137%. The increase in vessel related expenses was due to the Company entering into a rental and purchase agreement for a vessel and trailer. During the nine month period ended September 30, 2023, professional fees were $106,678 as compared to $41,271 during the nine month period ended September 30, 2022, an increase of approximately 159%. Professional fees increased during the nine month period ended September 30,2023 due to the Company’s increased legal fees for a case involving the return of equipment and ongoing legal services related to its permitting. Research and development expenses were $193,621 in 2023 versus $157,876 in 2022, an increase of approximately 23%. The increase in the Company’s research and development expenses were related to the ongoing development of its SeaSearcher autonomous underwater device and development of related technology including a handheld metal discriminator. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. Research and development are expected to fluctuate. During the nine month period ended September 30, 2023, general and administrative expenses were $259,176 as compared to $317,703 during the nine month period ended September 30, 2022, a decrease of 18%. Depreciation and amortization expense was $36,347 during the nine month period ended September 30, 2023 and $16,395 during the nine month period ended September 30, 2022, an increase of 122%. Depreciation and amortization expenses increased related to the purchase of a vessel, trailer, truck, and sonar purchased in 2023. Rent expense was $30,813 during the nine month period ended September 30, 2023 versus $35,724 for the same period in 2022, a decrease of approximately 14%. The Company incurred travel and entertainment expenses of $73,034 during the nine month period ended September 30, 2023 as compared to $56,658 during the nine month period ended September 30, 2022, an approximate 29% increase.

Other Income (Expenses)

Other income (expense) was $(77,612) during the nine month period ended September 30, 2023 versus ($156,379) during the nine month period ended September 30, 2022. The 50% decrease in other expense in 2023 was primarily due to decreases in loss on sale of an asset. During the nine month period ended September 30, 2023, loss on sale of asset was $0 versus $85,000 in 2022. The loss on sale of asset in 2022 was due to the Company writing off the value of a boat that it was leasing and had agreed to purchase that was damaged. Interest expense for the nine month period ended September 30, 2023 was $54,564 versus $50,129 for the same period in 2022, an increase of approximately 9%. Loss on extinguishment of debt was $23,049 during the nine month period ended September 30, 2023 versus $21,250 during the same period in 2022, an increase of 9%.

Net Loss

The Company’s net loss for the nine months ended September 30, 2023 and 2022 was $2,360,023, and $2,065,064, respectively, a year-over-year increase of approximately 15%.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2023 net cash flows used in operating activities was $1,641,654.

For the nine month period ended September 30, 2022 net cash flows used in operating activities was $1,486,681.

Cash flows used in operating activities increased in 2023 primarily due to increase in common stock issued for services and in net losses.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2023 net cash flows used in investing activities was ($2,000).

For the nine month period ended September 30, 2022 net cash flows used in investing activities was ($145).

Cash flows used in investing activities increased due by a nominal dollar amount.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2023 net cash provided by financing activities was $1,947,402.

For the nine month period ended September 30, 2022 net cash provided by financing activities was $1,441,419.

Cash flows provided by financing activities primarily increased in 2023 due to an increase in the proceeds from the issuance of common stock and proceeds from the issuance of convertible notes payable and convertible notes payable to related parties.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the nine month period ended September 30, 2023. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2022 and 2021 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our unaudited condensed consolidated financial statements for the nine month period ended September 30, 2023, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $2,282,411 for the nine month period ended September 30, 2023 and $1,908,685 for the nine month period ended September 30, 2022. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2023 and 2022 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2023. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2023 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended September 30, 2023.

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

On January 18, 2022, Seafarer received notification from the Circuit Court of the Thirteenth Judicial Circuit that 61,183,646 restricted common shares from the Defendant could be returned to the Plaintiff. On January 19, 2022, such shares were returned to the treasury stock of Seafarer and accounted for by Seafarer’s transfer agent. The settlement also included “Defendant (Torres) has agreed and hereby it is recognized by the Court that Defendant has made a full retraction of his assertions…” and agreed to pay back an undisclosed amount of money to Seafarer that the Company does not anticipate being able to collect

On December 21, 2022, the Company filed a lawsuit in the Circuit Court in and for Hillsborough County, Florida against John Grimm (“Grimm”), for one count of Conversion. Personal Service on Grimm was completed on January 11, 2023. On February 8, 2023, the Company amended its Complaint to include Zachary Smith as co-plaintiff (the Company and Smith are collectively the “Plaintiffs”) against Grimm for one count of Conversion, one count of Rescission, one count of Civil Theft, one count of Breach of Fiduciary Duty, and one count of Judicial Dissolution. The  Plaintiff’s jointly seek treble damages, attorney’s fees, equitable relief, and the judicial dissolution of Delta Tango Foxtrot Customs, LLC. On August 23, 2023, the Parties attended mediation, but were unable to resolve the dispute and failed to reach an agreement on any of the claims currently at issue. Accordingly, depositions for Grimm, Smith and Company representatives are scheduled and pending in Q4 2023 with the matter anticipated to proceed to trial in Q1 2024.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the three month period ended September 30, 2023, the Company issued 24,009,632 shares for various services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended September 30, 2023, the Company entered into subscription agreements to sell 375,000,000 shares of its restricted common stock in exchange for proceeds of $805,452. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

During the three month period ended September 30, 2023, the Company issued 1,000,000 share of restricted common stock to settle accounts payable.

During the three month period ended September 30, 2023, the Company issued 500,000 share of restricted common stock with a value of $2,200 as a financing fee for a promissory note.

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

Repurchase of Securities

During the nine month period ended September 30, 2023, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the nine month period ended September 30, 2023. There were no warrants outstanding at September 30, 2023.

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

SEAFARER EXPLORATION CORP.

Date: November 13, 2023	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 13, 2023	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 13, 2023	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 13, 2023	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 13, 2023	By:	/s/ Bradford Clark
Bradford Clark, Director