Form 10-Q/A
period 2023-09-30
SEAFARER EXPLORATION CORP
filed 2023-11-22
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 13, 2023 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,360,023)	$(2,065,064)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,395	16,395
Amortization of right of use asset, finance	19,952	-
Amortization of right of use asset	(5,820)	-
Amortization of beneficial conversion feature and loan fees	-	3,864
Amortization of unearned compensation	195,125	212,467
Common stock issued for services	478,221	156,922
Common stock issued for a charitable contribution	7,200	-
Financing fees on debt	14,000	1,400
Loss on extinguishment of debt	23,049	21,250
Loss on disposal of asset	-	85,000
Decrease (increase) in:
Prepaid expenses and deposits	-	3,000
Increase (decrease) in:
Accounts payable & accrued expenses	(33,733)	78,085
Net cash used in operating activities	(1,645,634)	(1,486,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,000)	(145)
Net cash used in investing activities	(2,000)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,730,802	1,404,919
Proceeds from the issuance of convertible notes payable	120,000	50,000
Proceeds from the issuance of convertible notes payable, related party	-	40,000
Proceeds from the issuance of notes payable, related party	105,000	5,000
Payments on convertible notes payable, related party	-	(10,000)
Payments on notes payable, related party	-	(5,000)
Payments on notes payable	(6,000)	(50,000)
Payments from	-	6,500
Payments to shareholders	(2,400)	-
Net cash provided by financing activities	1,947,402	1,441,419

NET INCREASE IN CASH	303,748	(45,407)
CASH, BEGINNING OF PERIOD	177,409	81,801
CASH, END OF PERIOD	$481,157	$36,394

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accrued interest converted to common stock	$40,837	$-
Financing lease liabilities and right of use asset	$142,936	$-
Facilities lease liabilities and right of use asset	$37,502	$-
Stock issued for prepaid services	$-	$3,300

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

Convertible Notes Payable

The following tables reflect the convertible notes payable at September 30, 2023 and December 31, 2022:

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	09/18/23	10/18/23	$120,000	$-	6.00%	0.0020

Balance convertible notes payable			$120,000	$-

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate	Conversion Price
Convertible notes payable - related parties			Principal Balance	Principal Balance
	07/06/22	01/06/23	$-	$20,000	6.00%	0.0015
	07/29/22	01/28/23	-	10,000	6.00%	0.0020
	08/04/22	02/04/23	-	10,000	6.00%	0.0020
	08/02/23	10/01/23	100,000	-	6.00%	0.0020

Balance convertible notes payable - related parties			$100,000	$40,000

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
Balance convertible notes payable - in default			$235,300	$235,300

Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0008
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/31/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
07/06/22	01/06/23	20,000	-	6.00%	0.0015
07/29/22	01/28/23	10,000	-	6.00%	0.0020
08/04/22	02/04/23	10,000	-	6.00%	0.0020
07/24/23	09/24/23	5,000	-	1.00%	0.00175

Balance convertible notes payable - related parties, in default		$689,500	$644,500

Balance all convertible notes payable		$1,144,800	$919,800

Notes Payable

The following tables reflect the notes payable at September 30, 2023 and December 31, 2022:

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	2,000	8,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – in default			$112,000	$118,000

	Issue Date	Maturity Date	September 30, 2023	December 31, 2022	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$130,500	$136,500

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

Cash Flows from Operating Activities

For the nine month period ended September 30, 2023 net cash flows used in operating activities was $1,645,634.

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

SEAFARER EXPLORATION CORP.

Date: November 15, 2023	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 15, 2023	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 15, 2023	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 15, 2023	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 15, 2023	By:	/s/ Bradford Clark
Bradford Clark, Director