Form 10-K
period 2023-12-31
SEAFARER EXPLORATION CORP
filed 2024-03-26
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $24,064,574 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2024 the Registrant had 8,491,638,962 outstanding shares of its common stock, $0.0001 par value.

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

PART I

Item 1. Business.

Summary

Seafarer Exploration Corp. (“the Company” or “Seafarer”), a Florida Corporation, was incorporated on May 28, 2003. The Company formerly operated under the name Organetix, Inc. (“Organetix”). The Company’s principal business plan is to develop the infrastructure to engage in rescue archaeology, archaeologically-sensitive exploration and research, recovery and conservation of historic shipwrecks and to eventually monetize the recovery of artifacts. The business plan includes in-depth archival research and translation of historical documents from archives and repositories from around the world. The plan also includes the development of various new technologies, including the flagship SeaSearcher technology, which will improve efficiencies of both time and accuracy, as well as create a smaller operational footprint.

The exploration and recovery of historic shipwrecks is by nature very speculative, and there is a high degree of risk inherent in this type of business venture. The exploration and recovery of historic shipwrecks involves a multi-year, multi-stage process that may take very long periods of time, several years to decades, and/or be prohibitively expensive to locate and successfully recover valuable artifacts, if any are ever located at all, from historic shipwreck sites. It is for those reasons that Seafarer and others feel it is mandatory to develop new advanced technologies that can be utilized to more efficiently conduct exploration and recovery operations.

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

There are a number of other significant challenges and risks regarding this type of business venture that make it a perilous business venture with the potential that the Company could fail. If the Company were to cease its operations, it is likely that there would be complete loss of all capital invested in and/or borrowed by the Company to date.

Limited Revenue and Significant Operating Losses

The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities while developing the necessary infrastructure and technology for the exploration of historic shipwreck sites.

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. Based on our historical rate of expenditures, the Company expects to expend its available cash in three months or less from March 26, 2024. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations. If the Company is not able to continue to raise capital, then it will be forced to cease its operations, which would likely result in both the complete loss of all capital invested in and loans provided to the Company.

The Company’s Auditor has Substantial Doubts as to the Company’s Ability to Continue as a Going Concern.

The Company has not generated any meaningful revenue since inception. Our future is dependent upon our ability to obtain financing to continue our exploration activities. We may seek additional funds through private placements of our common stock. For the past several years the Company’s auditors have issued an opinion that substantial doubt exists as to whether the Company can continue as a going concern, making it more challenging for the Company to obtain financing from investors. If the Company becomes unable to obtain financing, then it is very likely that it will be forced to cease operations and all capital invested in or loaned to the Company will be lost. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Companies such as Seafarer that do not generate significant cash flow to cover expenses must rely on outside financing, which carries a very high degree of risk due to the fact that it may become extremely challenging or impossible to obtain such outside financing. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company’s business plan and expenditures. During the years ended December 31, 2023 and 2022, we did not generate any significant revenues from continuing operations. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of all investors’ capital in the Company.

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

The Company’s principal business plan is to develop the infrastructure and technology to engage in the rescue archaeology-sensitive exploration, recovery and conservation of historic shipwrecks and develop new technologies to vastly improve archaeology. Once artifacts have been properly conserved, they will be made available for scientific research and allowed to be displayed for the public.

The Company believes it may eventually be conducting archaeological research and rescue archaeology around the world and potentially supporting governmental or quasi-governmental organizations, universities and affiliated research groups and private research entities in the documentation and survey of historic shipwrecks based on their discretion. The business plan also includes in-depth archival research and translation of historical documents from various international archives and repositories. These translations of archival research will be made available to the country of origin, the State of Florida, university researchers, and other responsible academic parties upon reasonable request. The Company works with archaeologists to attempt to further ensure all sensitive archaeological guidelines are met or exceeded.

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

Accordingly, an investment in Seafarer’s securities is highly speculative and extremely risky and should only be considered by those investors and lenders who do not require liquidity and who can afford to suffer a total loss of their investment. An investor should consult with professional advisers before making an investment in our securities.

Competition

There are a number of competing entities who are engaged in various aspects of the exploration and salvage of historic shipwrecks, and in the future other competitors may emerge. Some of these companies are publicly traded companies and there are a number of small private companies, as well as some loosely affiliated groups and individuals, who claim to be in this business as well. Some of these entities may be better capitalized and may have greater resources to devote to the pursuit of locating and salvaging historic shipwrecks. A few of these competing entities may also have significantly more experience than the Company in the exploration and recovery of historic shipwrecks. The Company could be at a material competitive disadvantage as compared to competing entities that are better capitalized, have more resources and/or who possess greater experience in the business. The Company will, and has, actively considered working with other entities in this industry sector.

Lack of Revenues and Cash Flow/Significant Losses from Operations

The exploration and recovery of historic shipwrecks requires a multi-year, multi-stage process and it may be many years before any revenue is generated from exploration and recovery activities, if ever. Without significant revenues and cash flow the Company does not have reliable cash flow to pay its expenses. The Company relies on outside financing in the form of equity and debt and it is possible that the Company may not be able to obtain outside financing in the future. If the Company is not able to obtain financing, then it would more than likely be forced to cease operations and all capital invested in the Company or borrowed by the Company will be lost. If the Company is unable to secure additional financing or meaningful revenues, our business may fail and our stock price may be adversely affected, which could result in a total loss of investment capital. The raising of additional financing will, as it has over the last several years, result in dilution of the Company’s current shareholders or a significant decrease in the value of the Company’s securities.

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

The additional delays to the Company’s operational goals and objectives as a result of being prohibited by a state permitting agency from utilizing ground disturbing work for periods of time have been harmful as the Company must still cover overhead and fixed expenses while some activities are temporarily on hiatus. These combined expenses are particularly burdensome for a smaller public company. The recurring expenses associated with being a publicly traded company focused on the exploration and recovery of historic shipwrecks may cause the Company to be at a significant competitive disadvantage when compared to some of its competitors who are private companies or other public companies.

Due to these and other factors, the Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. As discussed in Note 2 – Going Concern to our consolidated financial statements for the years ended December 31, 2023 and 2022, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Based on our financial results as of December 31, 2023, there are substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s net losses were $3,180,646 for the year ended December 31, 2023 and $2,616,601 for the year ended December 31, 2022. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

The laws and regulations regarding the exploration and recovery of historic shipwrecks in waters controlled by the State of Florida are complex. A large amount of time and expense is required to comply with the existing laws and regulations. For example, the State of Florida has, in the past, proposed new rules and regulations regarding the exploration and recovery of shipwrecks in Florida waters. The Company believes any new rules and regulations that are implemented into law would likely increase the cost of compliance and potentially force the Company to cease its operations in Florida. It is possible that the State of Florida may enact additional laws that ultimately make it impossible to conduct business as a commercial shipwreck exploration and recovery firm. It may also be possible that the State of Florida attempts to enact legislation which altogether bans the commercial exploration and recovery of historic shipwrecks in State controlled waters.

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

Other factors that may hinder the Company’s ability to conduct year round operations include a lack of financing, the expiration of permits and agreements or the need to renew or enter into permits and agreements with various governmental or quasi-governmental agencies, and delays by state permitting agencies.

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

With data from the Master Site Plan from entries by a Florida state archaeologist from 1988 who has since retired, which the Company believes may have been intentionally withheld from it for several years, Seafarer believes that it is possible that a 1500s era shipwreck may be located within the Company’s Admiralty Claim at Juno Beach, although it is very possible that if the shipwreck is located it does not contain anything of value. The Company has determined that a large portion of the magnetometer survey of the Juno Beach Shipwreck site that was originally provided to the Company by a past partner on the site was intentionally deleted. Shipwreck material and remnants including pottery, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship have all been found in the deleted area of a magnetometer survey.

The Company will attempt to complete a SeaSearcher survey of the entire deleted area when certain conditions are met. While non-ferrous targets have been identified by the SeaSearcher, none of these targets have been exhumed yet. There is also a strong possibility that there are no artifacts of significant value located at the Juno Beach shipwreck site. Even if there are valuable artifacts and/or treasure located at the site, recovering them may be difficult due to a variety of challenges that include, but are not limited to; inclement weather, hazardous ocean conditions, sand and significant overburden that cover large areas of the site, strong multiple layer currents, etc.

Melbourne Beach

There is a purported historic shipwreck site located in the waters off of Melbourne Beach, Florida that the Company has been investigating. In February 2013, the Company signed an agreement with a third party who previously explored this site for the right to investigate the site. In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC (“SQ”). SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contract holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has 50% ownership and is the designated management of SQ. In November of 2019, the Company and MAP agreed to modify the partnership agreement so that the Company receives 80% and MAP receives 20% of any artifacts that are recovered after the state of Florida receives its anticipated 20% under any potential future recovery permits, which none such recovery permits have been applied for or issued as of the date of this filing.

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

Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Areas 1 and 2 on July 29, 2021. In January of 2022, Seafarer received notification from the Florida Division of Historical Resources (“FDHR”) that its permits for Areas 1 and 2, which expired on January 19, 2022, has been continued indefinitely while the renewal request was being processed. The existing permits will continue until the renewals are finalized or rejected.

Certain Agreements

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of December 31, 2023, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

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

None.

Item 2. Properties.

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.

Operations/Dive House

The Company also has an operating lease for a house located in Palm Bay, Florida that it leases on a month-to-month basis. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company also pays a rental fee for a space in a park on an as needed basis.

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

On December 21, 2022, the Company filed a lawsuit in the Circuit Court in and for Hillsborough County, Florida against John Grimm (“Grimm”), for one count of Conversion. On February 8, 2023, the Company amended its Complaint to include Zachary Smith as co-plaintiff (the Company and Smith are collectively the “Plaintiffs”) against Grimm for one count of Conversion, one count of Rescission, one count of Civil Theft, one count of Breach of Fiduciary Duty, and one count of Judicial Dissolution. The Plaintiff’s jointly sought treble damages, attorney’s fees, the return of all Seafarer equipment and other equitable relief. In December 2023, the Parties agreed to enter into negotiations towards a settlement. In February 2024, Defendant Grimm agreed to the following terms: i) Vessel – “Good Fortune” was sold and Plaintiffs received $15,000 cash payment in recognition of Smith’s fifty (50%) percent ownership of the haul; ii) Seakeeper Stabilizer, Garmin GPS, and certain other electronics were removed from the Good Fortune and returned to Seafarer; iii) Grimm relinquished 10,000,000 shares of Seafarer Common Stock, which was conveyed to Seafarer in recognition of Plaintiff’s Attorney Fees. Seafarer does not anticipate that it will be able to collect any fees from Grimm.

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

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0055 and $0.0019 for the year ended December 31, 2023, and $0.0100 and $0.0025 for the year ended December 31, 2022. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low intraday prices for our common stock during each quarter for 2023 and 2022 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2022	0.0055	0.0028
June 30, 2022	0.0047	0.0019
September 30, 2022	0.0040	0.0019
December 31, 2022	0.0040	0.0020
March 31, 2023	0.0100	0.0037
June 30, 2023	0.0060	0.0025
September 30, 2023	0.0083	0.0027
December 31, 2023	0.0077	0.0034

Penny Stock

Seafarer’s stock is considered to be a penny stock. Shares of the Company’s stock are subject to certain provisions of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock” rules as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since Seafarer’s stock is deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers.

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

Approximate Number of Holders of Common Stock

As of December 31, 2023, there were approximately 2,187 shareholders of record of our common stock, of which there is an indeterminate amount of shareholders holding shares of our common stock in street name.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 205, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2023 and 2022. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company’s future earnings, if any, the Company’s financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales and Other Issuances of Unregistered Securities

During the year ended December 31, 2023, the Company issued 147,127,747 shares for various consulting services for board of directors’ fees, advisory council fees, and fees to other service providers. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the year ended December 31, 2023, the Company entered into subscription agreements to sell 950,776,349 shares of its restricted common stock in exchange for proceeds of $2,046,702. The proceeds received were used for general corporate purposes, working capital and the repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2023, the Company issued 21,500,000 shares of restricted common stock as loan origination fees. The Company issued 12,010,537 shares of restricted common stock to settle accrued interest. The Company issued 8,057,917 shares of restricted common stock to settle accounts payable. The Company issued 1,000,000 shares of restricted common stock to lease a vessel. The Company issued 1,000,000 shares of restricted common stock as a charitable donation. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2023 and 2022, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Warrants

The Company did not issue any warrants during the years ended December 31, 2023 and 2022. Please see Note 7 – Stockholders’ Deficit for a list of warrants outstanding at December 31, 2023 and 2022.

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

Overview

General

The Company’s principal business plan is to develop the infrastructure and technology to engage in the rescue archaeology and archaeologically-sensitive exploration, recovery and conservation of historic shipwrecks and to eventually monetize the recovery of the shipwrecks without selling the treasure by creating revenue through media and technology alternatives for different industry sectors. Once artifacts have been properly conserved, they may be made available for scientific research and allowed to be displayed for the public. The Company’s secondary business is to attempt to develop revenue streams to support its historic shipwreck exploration and recovery operations. Such revenue streams will complement the technology developed by Seafarer or potentially be media related although no such revenue has materialized.

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

The Company continues to review revenue producing opportunities including joint ventures and partnerships with other companies and potentially governmental agencies. Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. COVID-19, pricing issues, long sales cycles, and various other reasons have considerably slowed Blockchain’s progress and it has not generated any revenues during 2022 or 2023.

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

Results of Operations

Seafarer has generated only minimal revenue from operations and do not expect to report any significant revenue from operations for the foreseeable future. The Company has incurred recurring losses to date. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 26, 2024.

At December 31, 2023 and 2022, the Company had working capital deficits of $1,808,783 and $1,660,922, respectively. Such working capital deficit may indicate that there is substantial risk to the continued viability of the Company and that there is a high degree of risk that the Company could become insolvent due to this significant working capital deficit and the lack of meaningful cash flow from its operations. Additionally, the Company’s total liabilities were $2,542,732 and $1,839,081. The increase in total debt is largely attributable to increases in notes payable and convertible notes payable, finance lease liability and operating lease liability. The Company does not currently generate the cash flow required to service this debt. Unless the Company is able to generate cash flows from operations then some, or all, of the debt that is not already in default will likely become in default. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

If the Company is unable to secure additional financing, our business may fail and our stock price will likely be materially adversely affected. The Company’s lack of operating cash flow and reliance on the sale of its common stock and loans to fund operations is extremely risky. If the Company is unable to continue to raise capital or obtain loans or other financing on terms that are acceptable to the Company, or at all, then it is highly likely that the Company will be forced to cease operations. If the Company ceases its operations, then it is very likely that all capital invested in and/or borrowed by the Company will be lost.

Summary of the Year Ended December 31, 2023 Results of Operations Compared to the Year Ended December 31, 2022

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the years ended December 31, 2023 and 2022, the Company generated $19,235 and $12,972 in revenue respectively, an increase of 48%, which is shown as service income on the accompanying consolidated statements of operations.

Operating Expenses

Operating expenses were $3,070,726 for the year ended December 31, 2023 versus $2,438,355 for the year ended December 31, 2022, an increase of approximately 26%. The increase in operating expenses in 2023 was primarily due to increases in consulting and contractor expenses and vessel related expenses. During the year ended December 31, 2023, consulting and contractor expenses were $1,750,806 compared to $1,487,446 during the year ended December 31, 2022, an increase of nearly 18%. Consulting and contractor expenses increased in 2023 primarily due to increased labor costs and inflation. Vessel maintenance expenses were $330,070 during 2023 versus $158,496 during the same period in 2022, an increase of 108%. Vessel related expenses periodically fluctuate due to a variety of factors, during 2023 the Company incurred higher vessel related fuel and maintenance costs. The Company also added a leased vessel that required extensive repairs. Research and development expenses were $325,156 in 2023 versus research and development expenses of $172,877 in 2022, an increase of 88%. The increase in the Company’s research and development expenses were related to the ongoing development of its SeaSearcher autonomous underwater device and development of related technology including a handheld metal discriminator. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. Research and development are expected to fluctuate. During the year ended December 31, 2023, the Company incurred professional fee related expenses of $125,480 versus $70,271 during the year ended December 31, 2022, an increase of 79%. Professional fees increased during 2023 due to the Company’s increased legal fees for a case involving the return of equipment and ongoing legal services related to its permitting. General and administrative expenses for the year ended December 31, 2023 were $359,044 compared to $406,560 for the year ended December 31, 2022, a decrease of 12%. Depreciation and amortization expense was $48,775 for the year ended December 31, 2023 and $21,860 in 2022. Depreciation and amortization expenses increased related to the purchase of a vessel, trailer, truck, and sonar purchased in 2023. Rent expense was $38,328 in 2023 versus $46,077 in 2022, an approximate 12% year-over-year decrease. Travel and entertainment expenses for the year ended December 31, 2023 were $93,067 versus $74,768 for the year ended December 31, 2022, an increase of 24%. Travel and entertainment expense fluctuates due to a number of factors including inflation, seasonal items, and travel for meetings, etc.

Other Income (Expenses)

Other income (expense) was $(129,155) during the year ended December 31, 2023 versus $(191,218) during the year ended December 31, 2022. The 32% decrease in other expense in 2023 was primarily due to decreases in the loss on sale of an asset and loss on extinguishment of debt. Interest expense for the year ended December 31, 2023 was $104,801 versus $62,268 for the same period in 2022, an increase of 68%. The increase in interest expense was mostly due to an increase in the amortization of interest of several convertible notes. Loss on extinguishment of debt was $24,354 during the year ended December 31, 2023 versus $43,950 during the same period in 2022. During the year ended December 31, 2023, loss on sale of asset was $0 versus $85,000 in 2022. The loss on sale of asset in 2022 was due to the Company writing off the value of a boat that it was leasing and had agreed to purchase. The Company wrote off the value of the boat om 2022 because it became damaged.

Net Losses

The Company’s net loss for the years ended December 31, 2023 and 2022 was $3,180,646, and $2,616,601, respectfully, a year-over-year increase of approximately 22%.

Cash Flows from Operating Activities

For the year ended December 31, 2023 net cash flows used in operating activities was $2,313,688.

For the year ended December 31, 2022 net cash flows used in operating activities was $1,989,194

Cash flows used in operating activities increased in 2023 due to the increase in the Company’s net losses from operations and the issuance of stock issued for services.

Cash Flows from Investing Activities

For the year ended December 31, 2023 net cash flows used in investing activities was $0.

For the year ended December 31, 2022 net cash flows used in investing activities was $145.

Cash flows used in investing activities had a nominal increase in 2023.

Cash Flows from Financing Activities

For the year ended December 31, 2023 net cash provided by financing activities was $2,742,546.

For the year ended December 31, 2022 net cash provided by financing activities was $2,084,947.

Cash flows provided by financing activities primarily increased in 2023 due to an increase in the proceeds from the issuance of note payables and convertible notes payable.

Liquidity and Capital Resources

At December 31, 2023, the Company had $606,267 cash in the bank. During the years ended December 31, 2023 and 2022 the Company incurred net losses of $3,180,646 and $2,616,601, respectively. At December 31, 2023, the Company had $622,058 in current assets and $2,430,841 in current liabilities, leaving the Company a working capital deficit of $ (1,808,783).

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the year ended December 31, 2023. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2023 and 2022 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2023 and 2022, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2023, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $3,051,491 for the year ended December 31, 2023 and $2,425,383 for the year ended December 31, 2022. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate positive cash flow or a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seafarer Exploration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2020.

PCAOB Firm ID# 3289 Tampa, Florida
March 26, 2024

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Current assets
Cash	$606,267	$177,409
Prepaid expenses and deposits	15,791	750
Total current assets	622,058	178,159

Property, plant and equipment, net	248,922	154,761
Right of use asset	30,290	10,464
Total Assets	$901,270	$343,384

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$565,009	$624,574
Deferred revenue	140,000	140,000
Convertible notes payable, related parties	—	40,000
Convertible notes payable, in default	355,300	235,300
Convertible notes payable, in default - related parties	789,500	644,500
Notes payable, net of discount of $95,214 and $0, respectively	404,786	—
Notes payable, in default	112,000	118,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	5,000	7,400
Operating lease liability, current	18,483	10,807
Finance lease liability, current	22,263	—
Total current liabilities	2,430,841	1,839,081

Operating lease liability, long-term	11,974	—
Finance lease liability, long-term	99,917	—
Total Liabilities	2,542,732	1,839,081

Commitments and contingencies (Note 9)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2023 and 2022	—	—
Series B - 60 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 8,314,141,446 and 7,172,668,896 shares issued and outstanding at December 31, 2023 and 2022	831,415	717,268
Common stock to be issued, $0.0001 par value, 31,039,877 and 71,969,820 shares outstanding at December 31, 2023 and 2022, respectively	3,104	7,197
Unearned compensation	(18,935)	(488)
Additional paid in capital	25,890,412	22,947,138
Accumulated deficit	(28,347,458)	(25,166,812)
Total Stockholders’ Deficit	(1,641,462)	(1,495,697)
Total Liabilities and Stockholders’ Deficit	$901,270	$343,384

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenue:
Service income	$19,235	$12,972

Operating Expenses
Consulting and contractor expenses	1,750,806	1,487,446
General and administrative expense	359,044	406,560
Vessel maintenance and dockage	330,070	158,496
Research and development	325,156	172,877
Professional fees	125,480	70,271
Travel and entertainment expense	93,067	74,768
Depreciation and amortization expense	48,775	21,860
Rent expense	38,328	46,077
Total operating expenses	3,070,726	2,438,355

Net loss from operations	(3,051,491)	(2,425,383)

Other income (expense)
Interest expense	(104,801)	(62,268)
Loss on extinguishment of debt	(24,354)	(43,950)
Loss on sale of asset	—	(85,000)
Total other income (expenses)	(129,155)	(191,218)

Net loss	$(3,180,646)	$(2,616,601)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	7,741,579,477	6,686,861,948

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock To Be Issued		Unearned Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021	7	$—	60	$—	6,176,318,579	$617,632	37,750,000	$3,775	$(261,536)	$20,714,410	$(22,550,211)	$(1,475,930)

Common stock issued for cash	—	—	—	—	983,136,125	98,314	44,416,667	4,442	—	1,952,691	—	2,055,447

Stock issued to convert notes payable and accrued interest	—	—	—	—	25,221,918	2,522	—	—	—	70,595	—	73,117

Stock issued for services	—	—	—	—	72,175,920	7,218	(10,196,847)	(1,020)	(3,300)	199,624	—	202,522

Stock issued for financing fees	—	—	—	—	500,000	50	—	—	—	1,350	—	1,400

Cancellation of shares	—	—	—	—	(84,683,646)	(8,468)	—	—	—	8,468	—	—

Amortization of unearned compensation	—	—	—	—	—	—	—	—	264,348	—	—	264,348

Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	—	—	(2,616,601)	(2,616,601)

Balance December 31, 2022	7	—	60	—	7,172,668,896	717,268	71,969,820	7,197	(488)	22,947,138	(25,166,812)	(1,495,697)

Common stock issued for cash	—	—	—	—	950,776,349	95,077	(41,748,000)	(4,175)	—	1,955,800	—	2,046,702

Stock issued for services	—	—	—	—	147,127,747	14,713	(1,181,943)	(118)	(264,900)	789,578	—	539,273

Stock issued in exchange for leasing a vessel	—	—	—	—	1,000,000	100	—	—	—	6,600	—	6,700

Stock issued as charitable donation	—	—	—	—	1,000,000	100	—	—	—	7,100	—	7,200

Stock issued to accrued interest	—	—	—	—	12,010,537	1,202	—	—	—	39,635	—	40,837

Stock issued to settle accounts payable	—	—	—	—	8,057,917	805	—	—	—	28,144	—	28,949

Stock issued for loan origination fee	—	—	—	—	21,500,000	2,150	2,000,000	200	—	116,417	—	118,767

Amortization of unearned compensation	—	—	—	—	—	—	—	—	246,453	—	—	246,453

Net Loss	—	—	—	—	—	—	—	—	—	—	(3,180,646)	(3,180,646)

Balance December 31, 2023	7	$—	60	$—	8,314,141,446	$831,415	31,039,877	$3,104	$(18,935)	$25,890,412	$(28,347,458)	$(1,641,462)

See accompanying notes to the consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,180,646)	$(2,616,601)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	48,775	21,860
Amortization of right of use asset, facilities	17,673	—
Amortization of beneficial conversion feature and loan fees	23,554	3,864
Amortization of unearned compensation	246,453	264,348
Common stock issued for services	539,273	202,522
Common stock issued in payment of a vessel rental	6,700	—
Common stock issued for a charitable contribution	7,200	—
Financing fees on debt	4,595	1,400
Loss on extinguishment of debt	24,354	43,950
Loss on disposal of asset	—	85,000
Decrease (increase) in:
Prepaid expenses and deposits	(15,041)	3,000
Increase (decrease) in:
Accounts payable and accrued expenses	(18,726)	1,463
Operating lease liability	(17,852)	—
Net cash used by operating activities	(2,313,688)	(1,989,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(145)
Net cash used in investing activities	—	(145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,046,702	2,055,447
Proceeds from the issuance of convertible notes payable	120,000	50,000
Proceeds from the issuance of convertible notes payable, related party	—	40,000
Proceeds from the issuance of notes payable	500,000	—
Proceeds from the issuance of notes payable, related party	105,000	5,000
Payments on convertible notes payable, related party	—	(10,000)
Payments on notes payable, related party	—	(5,000)
Payments on notes payable	(6,000)	(50,000)
Payments to shareholders	(2,400)	(500)
Finance lease liability	(20,756)	—
Net cash provided by financing activities	2,742,546	2,084,947

NET INCREASE IN CASH	428,858	95,608
CASH, BEGINNING OF PERIOD	177,409	81,801
CASH, END OF PERIOD	$606,267	$177,409

Supplemental disclosure of cash flow information
Cash paid for interest expense	$15,314	$—
Cash paid for income taxes	$—	$—

Non-cash operating and financing activities:
Financing lease liabilities and right of use asset	$142,936	$—
Facilities lease liabilities and right of use asset	$37,502	$—
Convertible debt and accrued interest converted to common stock	$40,837	$73,117

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

The Company formed a wholly owned subsidiary, Exploration Studios, LLC, in May 2018 in order to explore media strategies and opportunities. Exploration Studios, LLC has not had any activity to date.

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $28,347,458 as of December 31, 2023. During the year ended December 31, 2023, the Company’s net loss was $3,180,646 and at December 31, 2023, the Company had a working capital deficit of $1,808,783. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from March 26, 2024. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation that has been reported as being near a forty year high and had recently increased nearly 7% on a year-over-year basis from 2021 to 2022 and the rising cost of fuel. The Federal Reserve (the “Fed’) observed that while inflation growth has moderated in 2023, inflation was still above the Fed’s target of 2% per year for the foreseeable future. The increasing inflation in the overall economy that lead to higher interest rates may make it more expensive and/or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The increase in the cost of fuel may hamper the Company’s ability to conduct operations.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2023 and 2022. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. During the years ended December 31, 2023 and 2022, the Company had a concentration of cash in one bank. At December 31, 2023, the Company had deposits that were $356,267 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $325,156 and $172,877 for the years ended December 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2021, the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at December 31, 2023 and 2022 as deferred revenue, as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the years ended December 31, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of December 31, 2023 and 2022, there were approximately 824,048,635 and 681,658,102 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020 the Company purchased a vehicle with an estimated useful life of seven years. As of December 31, 2023, these are the only capital assets owned by the Company.

Depreciation expense was $21,860 for the years ended December 31, 2023 and 2022, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended December 31, 2023 and 2022.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended December 31, 2023 and 2022 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the years ended December 31, 2023 and 2022 (see Note 11 – Segment Information).

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

Fully vested and non-forfeitable shares issued prior to the services being performed are classified as unearned compensation.

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

Subsequent Events

It is the Company’s policy to evaluate all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. The Company entered into an amended lease agreement commencing on August 1, 2023 through July 31, 2025 with base month rents of $1,612 from August 1, 2023 to June 31, 2024 and $1,676 from August 1, 2024 to July 31, 2025. Under the terms of the lease there may be additional fees charged above the base monthly rental fee. During the years ended December 31, 2023 and 2022, the Company recorded $17,792 and $18,403 as operating lease expense, respectively, which is included in rent expense on the unaudited condensed consolidated statements of operations.

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

On August 1, 2023, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $37,502.

Right-of-use assets at December 31, 2023 and 2022 are summarized below:

	December 31, 2023	December 31, 2022
Office lease	$37,502	$48,957
Less accumulated amortization	(7,212)	(38,493)
Right of use assets, net	$30,290	$10,464

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	December 31, 2023	December 31, 2022
Office lease	$30,457	$10,807
Less: current portion	(18,483)	(10,807)
Long term portion	$11,974	$-

Maturity of lease liabilities are as follows:

Year ended December 31, 2024	$20,548
Year ended December 31, 2025	12,261
Total future minimum lease payments	32,809
Less: Present value discount	(2,352)
Lease liability	$30,457

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

 Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

☐	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

☐	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

☐	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	December 31,	December 31,
	2023	2022
Vehicle lease	$53,100	$-
Vessel lease	61,607	-
Sonar lease	18,987	-
	133,694	-
Less accumulated amortization	(17,673)	-
Finance right of use asset	$116,021	$-

Finance lease liabilities are summarized below:

	December 31,	December 31,
	2023	2022
Vehicle lease	$45,034	$-
Vessel lease	60,085	-
Sonar lease	17,061	-
	122,180	-
Less: current portion	(22,263)	-
Long term portion	$99,917	$-

Maturity of lease liabilities are as follows:

Year Ended December 31, 2024	$37,758
Year Ended December 31, 2025	37,758
Year Ended December 31, 2026	37,758
Year Ended December 31, 2027	37,758
Thereafter	4,414
Total future minimum lease payments	155,446
Less imputed interest	(33,266)
PV of payments	$122,180

Expenses incurred with respect to the Company’s finance leases during the years ended December 31, 2023 and 2022 which are included in general and administrative expenses on the consolidated statements of operations are set forth below.

	December 31,	December 31,
	2023	2022
Finance lease amortization	$26,915	$-
Finance lease interest	15,314	-
Total finance lease expense	$42,229	$-

The weighted average remaining lease term and the weighted average discount rate on the finance leases at December 31, 2023 and 2022 are set forth below.

	December 31,	December 31,
	2023	2022
Weighted average remaining lease term	4.17 years	-
Weighted average discount rate	12%	-

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2023 and 2022:

	Issue Date	Maturity Date	December 31, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties

	07/06/22	01/06/23	$-	$20,000	6.00%	0.0015
	07/29/22	01/28/23	-	10,000	6.00%	0.0020
	08/04/22	02/04/23	-	10,000	6.00%	0.0020
Face value			-	40,000

Balance convertible notes payable - related parties			$-	$40,000

	Issue Date	Maturity Date	December 31, 2023	December 31, 2022	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
	09/18/23	10/18/23	120,000	--	6.00%	0.0020
Balance convertible notes payable - in default			$355,300	$235,300

Issue Date	Maturity Date	December 31, 2023	December 31, 2022	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/31/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
07/06/22	01/06/23	20,000	-	6.00%	0.0015
07/29/22	01/28/23	10,000	-	6.00%	0.0020
08/04/22	02/04/23	10,000	-	6.00%	0.0020
07/24/23	09/24/23	5,000	-	1.00%	0.00175
08/02/23	10/01/23	100,000	-	6.00%	0.0020
Balance convertible notes payable - related parties, in default		$789,500	$644,500

Balance all convertible notes payable		$1,144,800	$919,800

Notes Payable

The following tables reflect the notes payable at December 31, 2023 and 2022:

	Issue Date	Maturity Date	December 31, 2023	December 31, 2022	Rate
			Principal Balance	Principal Balance
Notes payable
	11/10/23	11/10/24	$500,000	$-	6.00%

Less unamortized discounts			(95,214)	-
Balance notes payable			$404,786	$-

	Issue Date	Maturity Date	December 31, 2023	December 31, 2022	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	2,000	8,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default			$112,000	$118,000

	Issue Date	Maturity Date	December 31, 2023	December 31, 2022	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$535,286	$136,500

For the years ended December 31, 2023 and 2022, the Company recorded interest expense related to the amortization of debt discounts in the amount of approximately $0 and $3,864, respectively, which is included in interest expense on the consolidated statements of operations.

New Convertible Notes Payable Issued During the Years Ended December 31, 2023 and 2022

During the year ended December 31, 2023, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In May of 2023, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note paid interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 30, 2023. The lender received 1,000,000 shares of the Company’s restricted common stock as a financing fee for providing the loan. The principal balance and accrued interest of $115 was repaid prior to December 31, 2023.

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

In November 2023, the Company entered into a promissory note agreement in the amount of up to $1,000,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before November 10, 2024. The lender received 20,000,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured. The lender advanced $500,000 to the Company upon execution of the note agreement and agreed to provide an additional $500,000 upon written request of the Company. The note agreement further states that the Company will repay amount of the loan balance on the one year anniversary dates from the receipt of the funding. There is no prepayment penalty if the Company repays the note prior to the due date.

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

Repayment of Promissory Note

During the year ended December 31, 2023, the Company repaid a total of $6,000 of the principal of a note payable with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at December 31, 2023 was $2,000.

During the year ended December 31, 2022, the Company repaid a total of $50,213 of the principal and accrued interest of a promissory note with an original principal balance of $50,000 that was due on January 8, 2022.

Note Conversions

During the year ended December 31, 2023 there were no note conversions.

During the year ended December 31, 2022:

The Company issued 25,221,918 shares of restricted common stock with a total share value of $73,117 to a related party to settle $50,444 of the principal and accrued interest owed on a convertible note payable that was due on September 29, 2022.

Shareholder Loan

At December 31, 2023, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

NOTE 6 – IMPAIRMENT OF ASSET

During the year ended December 31, 2022, the Company entered into an agreement with a corporation to lease a boat for use in its operations. Under the agreement the Company agreed to pay the owner of the boat $2,000 per month until a total of $85,000 was paid, at which point title of the boat would be transferred to the Company. The boat was damaged while in use and the Company has agreed to pay the boat’s owner the full value of the contractual agreement for the lease purchase of the boat. The Company has estimated a full loss on the boat during the year ended December 31, 2022 and wrote off the contractual value of the boat, $85,000, which is included in the consolidated statements of operations as a loss on disposal of asset. The amount due as of December 31, 2023 and 2022 was $47,000 and $85,000, respectively, and has been included in the accompanying consolidated balance sheets in accounts payable and accrued expenses.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company’s total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At December 31, 2023 and 2022, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

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

Warrants and Options

The Company did not issue any warrants or options during the years ended December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Company had no warrants to purchase shares of its restricted common stock outstanding.

There were no warrants outstanding at December 31, 2023 and 2022.

NOTE 8 – INCOME TAXES

At December 31, 2023 and 2022, the Company had available federal and state net operating loss carry forwards (“NOLs”) to reduce future taxable income. The amounts available were approximately $28,300,000 and $25,200,000 respectively, for federal purposes. The potential tax benefit arising from the NOLs of approximately $13,900,000 from the period prior to the Act’s effective date will begin to expire in 2033. The potential tax benefit arising from the net operating loss carryforward of approximately $10,600,000 generated from the period following the Act’s effective date can be carried forward indefinitely within the annual usage limitations. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2023 and 2022, the Company did not have a liability for unrecognized tax benefits.

The valuation allowance at December 31, 2023 was $13,900,000. The net change in valuation allowance during the year ended December 31, 2023 was $3,300,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2023 and 2022, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, past tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years. There are currently no open federal or state tax years under audit.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	(24.96)%	(24.96)%
Valuation allowance	24.96%	24.96%
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2023 and 2022, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $28,300,000 and $25,200,000, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2023 and 2022.

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, the Company has had extensive dealings with related parties including the following:

In January of 2023, the Company extended the term of previous agreements with two individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the related party Board members via payment of 10,000,000 restricted shares of its common stock each, an aggregate total of 20,000,000 shares or $144,000, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

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

In August of 2023, the Company entered into a promissory note agreement in the amount of $100,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before October 2, 2023. The Company agreed to pay the lender 2,000,000 shares of the its restricted common stock as a loan origination fee. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.

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

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a variable amount per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2023 and 2022, the Company paid the related party consultant fees of $38,000 and $32,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2023 and 2022, the Company owed the related party limited liability company $0 and $3,000, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2023 and 2022, the Company paid the related party limited liability company fees of $6,637 and $6,478 respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2023, the Company issued the related party limited liability company 5,576,250 shares of restricted common stock to settle $11,153 of fees owed for transfer agency services. During the year ended December 31, 2022, the Company paid the related party limited liability 1,000,000 shares of the Company’s restricted common stock, valued at $5,100, as a bonus. All of the fees paid to the related party limited liability company are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2023 and 2022, the Company owed the related party limited liability company $0 and $3,975, respectively.

During the years ended December 31, 2023 and 2022, the Company paid a person who is related to the Company’s CEO consulting fees of $27,000 and $36,500, respectively, for assistance with social media and administrative services. Additionally, during the year ended December 31, 2022, the Company paid the related party consultant 5,000,000 shares, valued at $12,575, of the Company’s restricted common stock as further compensation to offset cash payments for extra work and as a bonus. At December 31, 2023 and 2022, the Company owed the related party limited liability company $0 and $3,000, respectively.

During the years ended December 31, 2023 and 2022, the Company paid a person who is related to the Company’s CEO fees of $1,092 and $1,192, respectively, for clerical services. All of the fees paid to the related party are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations.

During the years ended December 31, 2023 and 2022, the Company paid fees of $43,300 and $93,500 to one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors. At December 31, 2023 and 2022, the Company owed the related party $0.

During the years ended December 31, 2023 and 2022, the Company paid fees of $24,000 and $22,000 to a limited liability company controlled by one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors. At December 31, 2023 and 2022, the Company owed the related party $0.

Shareholder Loan

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At December 31, 2023 and 2022, the following promissory notes and shareholder loans were outstanding to related parties:

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

During the years ended December 31, 2023 and 2022, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the year ended December 31, 2023 is as follows:

	December 31, 2023	December 31, 2023	December 31, 2023
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$19,235	$19,235

Total operating expenses	-	3,070,726	3,070,726

Net loss from operations	$-	$(3,051,491)	$(3,051,491)

Segment information relating to the Company’s two operating segments for the year ended December 31, 2022 is as follows:

	December 31, 2022	December 31, 2022	December 31, 2022
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$12,972	$12,972

Total operating expenses	30	2,438,325	2,438,355

Net loss from operations	$(30)	$(2,425,353)	$(2,425,383)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2023 the Company sold or issued additional shares of its restricted common stock as follows:

(i)	sales of 42,333,334 shares of restricted common stock under subscription agreements for proceeds received of approximately $113,480;

(ii)	the issuance of 72,059,524 shares of restricted common stock to various service providers;

(iii)

the issuance of 61,104,658 shares of restricted common stock to settle $102,209 of the principal balance and accrued interest of a convertible notes payable with an original principal balance of $100,000 that was originally due on October 18, 2023; and

(iv)	the issuance of 2,000,000 shares of restricted common stock as a loan origination fee owed to a related party lender for a loan provided in 2023.

(v)

In additional to the share issuances discussed above, the Company repaid the principal and accrued interest for a related party convertible promissory note with a principal balance of $100,000 that was in default and was due on October 2, 2023.

Subsequent to December 31, 2023, the Company repaid the principal and accrued interest for a related party convertible promissory note with a principal balance of $100,000 that was in default and was due on October 2, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2023. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely recording, processing, summarizing and reporting financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely recording, processing, summarizing and reporting financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of December 31, 2023, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2023.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	64	President, CEO, Chairman of the Board
Charles Branscumb	63	Director
Robert L. Kennedy	72	Director
Bradford Clark	54	Director
Thomas Soeder	77	Director

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

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/23	$225,730	--	--	--	--	--	$10,713	$236,443
	12/31/22	$180,010	--	--	--	--	--	$2,794	$182,804

(1)	Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2023 and 2022. As of January 1, 2020 the Company’s Board of Directors agreed that the Company will provide a salary and other compensation to Mr. Kennedy after he did not receive a salary or any stock based compensation in years prior to 2020. During the years ended December 31, 2023 and 2022 the Company paid $0 and $2,794 respectively for health, dental and other benefits for Mr. Kennedy. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the East Coast of Florida and the Company’s headquarters are located on the West Coast of Florida. The Company determined that it would be less expensive for Mr. Kennedy to use his personal vehicle to travel on Company business rather than to lease a car for him. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company related travel. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his personal vehicle for Company business and reimburses him for various other Company business related expenses. The Company reimbursed or advanced to Mr. Kennedy $14,409 in 2023 and $14,324 in 2022 for travel related expenses and other Company expenses. The Company also paid $3,950 in 2023 and $4,850 in 2022 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

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

Directors Summary Compensation Table

The following table shows the fees paid to the Company’s Board of Directors for the years ending December 31, 2023 and 2022 for their work as members of the Board of Directors:

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/2023	--	--	--	--	--	--	--	--
	12/31/2022	--	--	--	--	--	--	--	--

Charles Branscum (2)	12/31/2023	--	--	72,000	--	--	--	--	72,000
	12/31/2022	--	--	--	--	--	--	--	--

Dr. Robert Kennedy (3)	12/31/2023	--	--	72,000	--	--	--	--	72,000
	12/31/2022	--	--	--	--	--	--	--	--

Bradford Clark (4)	12/31/2023	--	--	--	--	--	--	--	--
	12/31/2022	--	--	--	--	--	--	6,500	6,500

Thomas Soeder (5)	12/31/2023	--	--	72,000	--	--	--	--	72,000
	12/31/2022	--	--	--	--	--	--	--	--

(1)	During the years ended December 31, 2023 and 2022 the Company did not pay any Director’s fees to its Chairman of the Board, Kyle Kennedy. The salaries paid to Mr. Kennedy for his services as the Company’s CEO during the years ended December 31, 2023 and 2022 are listed under Item 11 – Executive Compensation and are not listed in the Directors’ compensation table.

(2)	During the years ended December 31, 2023 and 2022 the Company did not pay any fees to Mr. Branscum other than those listed in the Directors’ compensation table.

(3)	During the years ended December 31, 2023 and 2022 the Company did not pay any fees to Dr. Robert Kennedy other than those listed in the Directors’ compensation table.

(4)	During the years ended December 31, 2023 and 2022 the Company paid fees of $43,300 and $93,500 to Mr. Clark for business consulting and operations management services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

(5)	During the years ended December 31, 2023 and 2022 the Company paid fees of $22,000 and $24,000 to a limited liability company controlled by Mr. Soeder for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

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

Our total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2023, there were 8,314,141,446 shares of our common stock outstanding.

This table reflects shares that were issued and outstanding as of December 31, 2023.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Kyle Kennedy - President, CEO and Chairman of the Board [3]	35,500,000	*
Charles Branscum – Director	129,000,000	1.55%
Dr. Robert L. Kennedy – Director	165,190,267	1.99%
Bradford Clark – Director	48,443,555	*
Thomas Soeder – Director	86,784,787	1.04%
Maximilian Thyssen - Shareholder	556,927,580	6.70%
All Directors and Officers and 5% or greater holders as group (6 persons)	1,021,846,189	12.29%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.

(2)	Percentages are based on 8,314,141,446 shares of common stock issued and outstanding at December 31, 2023.

(3)	For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include: 35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by Mr. Kennedy’s spouse. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Note 10 – Related Party Transactions.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2023 and 2022, the Company paid $40,285 and $30,000 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements.

Tax Fees

For the years ended December 31, 2023 and 2022, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2023 and 2022.

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

Seafarer Exploration Corp.

Date: March 26, 2024	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: March 26, 2024	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: March 26, 2024	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: March 26, 2024	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: March 26, 2024	By:	/s/ Bradford Clark
Bradford Clark, Director