Form 10-Q
period 2024-03-31
SEAFARER EXPLORATION CORP
filed 2024-05-13
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 13, 2024, there were 8,514,305,043 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2024

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$485,102	$606,267
Deposits and prepaids	10,749	15,791
Total current assets	495,851	622,058

Property, plant and equipment, net	236,412	248,922
Right of use asset	25,820	30,290
Total Assets	$758,083	$901,270

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$565,644	$565,009
Deferred revenue	140,000	140,000
Convertible notes payable, net of discount of $45,054 and $0, respectively	104,946	-
Convertible notes payable, in default	235,300	355,300
Convertible notes payable, in default - related parties	689,500	789,500
Notes payable, net of discount of $67,708 and $95,214, respectively	782,292	404,786
Notes payable, in default	112,000	112,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	5,000	5,000
Operating lease liability, current	19,154	18,483
Finance lease liability, current	25,150	22,263
Total current liabilities	2,697,486	2,430,841

Operating lease liability, long-term	6,934	11,974
Finance lease liability, long-term	91,197	99,917
Total Liabilities	2,795,617	2,542,732

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 8,493,838,398 and 8,314,141,446 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	849,384	831,415
Common stock to be issued, $0.0001 par value, 39,706,544 and 31,039,877 shares outstanding at March 31, 2024 and December 31, 2023, respectively	3,971	3,104
Unearned compensation	(143,405)	(18,935)
Additional paid in capital	26,912,044	25,890,412
Accumulated deficit	(29,659,528)	(28,347,458)
Total Stockholders’ Deficit	(2,037,534)	(1,641,462)
Total Liabilities and Stockholders’ Deficit	$758,083	$901,270

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Service income	$3,170	$-

Operating Expenses
Consulting and contractor expense	566,157	519,486
Vessel maintenance and dockage	119,548	194,819
Research and development	131,928	32,100
General and administrative expense	115,389	153,379
Professional fees	90,478	28,056
Travel and entertainment expense	55,938	21,184
Depreciation and amortization expense	12,510	11,588
Rent expense	9,388	13,769
Total operating expenses	1,101,336	974,381

Net loss from operations	(1,098,166)	(974,381)

Other income (expense)
Interest expense	(59,499)	(16,989)
Loss on extinguishment of debt	(154,405)	-
Total other expenses	(213,904)	(16,989)

Loss before income tax	(1,312,070)	(991,370)
Provision on income tax	-	-

Net loss	$(1,312,070)	$(991,370)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	8,439,207,766	7,358,073,442

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Unarned Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	7	$-	60	$-	8,314,141,446	$831,415	31,039,877	$3,104	$(18,935)	$25,890,412	$(28,347,458)	$(1,641,462)

Common stock issued for cash	-	-	-	-	52,833,334	5,283	10,666,667	1,067	-	312,150	-	318,500

Stock issued for loan origination fee	-	-	-	-	4,500,000	450	(2,000,000)	(200)	-	45,580	-	45,830

Stock issued for services	-	-	-	-	63,583,333	6,358	-	-	(185,800)	331,667	-	152,225

Stock issued to settle accounts payable	-	-	-	-	5,476,191	548	-	-	-	32,595	-	33,143

Stock issued in exchange for leasing a vessel	-	-	-	-	3,000,000	300	-	-	-	29,700	-	30,000

Conversion of notes payable and accrued interest	-	-	-	-	61,104,658	6,110	-	-	-	268,860	-	274,970

Cancellation of shares	-	-	-	-	(10,800,564)	(1,080)	-	-	-	1,080	-	-

Amortization of unearned compensation	-	-	-	-	-	-	-	-	61,330	-	-	61,330

Net loss	-	-	-	-	-	-	-	-	-	-	(1,312,070)	(1,312,070)

Balance March 31, 2024	7	$-	60	$-	8,493,838,398	$849,384	39,706,544	$3,971	$(143,405)	$26,912,044	$(29,659,528)	$(2,037,534)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Unearned Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	7	$—	60	$—	7,172,668,896	$717,268	71,929,820	$7,197	$(488)	$22,947,138	$(25,166,812)	$(1,495,697)

Common stock issued for cash	—	—	—	—	228,859,347	22,885	(40,083,333)	(4,008)	—	507,123	—	526,000

Stock issued as charitable donation	—	—	—	—	1,000,000	100	—	—	—	7,100	—	7,200

Stock issued for services	—	—	—	—	97,201,415	9,720	(3,015,276)	(301)	(280,800)	645,352	—	373,971

Amortization of unearned compensation	—	—	—	—	—	—	—	—	54,340	—	—	54,340

Net loss	—	—	—	—	—	—	—	—	—	—	(991,370)	(991,370)

Balance March 31, 2023	7	$—	60	$—	7,499,729,658	$749,973	28,831,211	$2,888	$(226,948)	$24,106,713	$(26,158,182)	$(1,525,556)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,312,070)	$(991,370)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,510	11,588
Amortization of right of use asset, facilities	4,467	-
Amortization of beneficial conversion feature and loan fees	29,779	-
Amortization of unearned compensation	61,330	54,340
Common stock issued for services	152,225	373,971
Common stock issued in payment of a vessel rental	30,000	-
Loss on extinguishment of debt	154,405	-
Decrease (increase) in:
Prepaid expenses and deposits	5,042	-
Increase (decrease) in:
Accounts payable & accrued expenses	32,849	33,790
Operating lease liability	(4,369)	-
Net cash used in operating activities	(833,832)	(517,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(2,000)
Net cash used in investing activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	318,500	526,000
Proceeds from the issuance of convertible notes payable	150,000	-
Proceeds from the issuance of notes payable	350,000	-
Payments on leased equipment	(5,833)	(2,987)
Payments on notes payable, in default	(100,000)	-
Payments on notes payable	-	(5,000)
Payments to shareholders	-	(2,400)
Net cash provided by financing activities	712,667	515,613

NET CHANGE IN CASH	(121,165)	(4,068)
CASH, BEGINNING OF PERIOD	606,267	177,409
CASH, END OF PERIOD	$485,102	$173,341

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Principal and accrued interest converted to common stock	$274,970	$-
Financing lease liabilities and right of use asset	$-	$122,464
Stock issued for prepaid services	$-	$280,800

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “Commission”) on March 26, 2024. The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2024 or for any future period.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $29,659,528 as of March 31, 2024. During the three month period ended March 31, 2024, the Company’s net loss was $1,312,070 and at March 31, 2024, the Company had a working capital deficit of $2,201,635. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from May 13, 2024. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. As such when these notes are converted into equity there is typically a highly dilutive effect on current shareholders and very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock. Furthermore, management intends to have discussions with several of the promissory note holders who do not currently have convertible notes regarding converting their notes into equity. Any such amended agreements to convert promissory notes into equity would more than likely have a highly dilutive effect on current shareholders and there is a very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock.

See Note 5 – Convertible notes payable – in default, Convertible notes payable – related parties, in default, Notes payable – in default, Notes payable – related parties, in default, for further information regarding the Company’s convertible notes payable and notes payable that are currently in default due to non payment of principal and interest.

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation that has been reported as being near a forty year high and had recently increased nearly 7% on a year-over-year basis from 2021 to 2022 and the rising cost of fuel. The Federal Reserve (the “Fed’) observed that while inflation growth has moderated in 2023, inflation was still above the Fed’s target of 2% per year for the foreseeable future. The increasing inflation in the overall economy that led to higher interest rates may make it more expensive and/or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The increase in the cost of fuel may hamper the Company’s ability to conduct operations.

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

Cash and Cash Equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2024 and December 31, 2023. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2024, the Company had deposits that were $235,102 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $131,928 and $32,100 for the three month periods ended March 31, 2024 and 2023, respectively.

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

During 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 as deferred revenue as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the three month periods ended March 31, 2024 and 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of March 31, 2024 and 2023, there were approximately 606,961,668 and 717,620,292 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense on property, plant and equipment was $5,465 for the three month periods ended March 31, 2024 and 2023, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three month periods ended March 31, 2024 and 2023.

Use of Estimates

The process of preparing condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three month periods ended March 31, 2024 and 2023 include the useful life of property, plant and equipment, valuation allowances against deferred tax assets, the fair value of non cash equity transactions, and impairment of long-lived assets.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s historic shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the three month periods ended March 31, 2024 and 2023 (see Note 9 – Segment Information).

Convertible Debentures

The Company adopted the guidance in Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features. The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company.

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The inputs to the valuation methodology of stock options and warrants were under level 3 fair value measurements.

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

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

Subsequent Events

It is the Company’s policy to evaluate all events that occur after the balance sheet date through the date when the condensed consolidated financial statements were issued to determine if they must be reported.

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the FASB, including ASU 2023-07 and 2023-09, did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. The Company entered into an amended lease agreement commencing on August 1, 2023 through July 31, 2025 with base month rents of $1,612 from August 1, 2023 to June 31, 2024 and $1,676 from August 1, 2024 to July 31, 2025. Under the terms of the lease there may be additional fees charged above the base monthly rental fee. During the three months ended March 31, 2024 and 2023, the Company recorded $5,154 and $4,601 as operating lease expense, respectively, which is included in rent expense on the unaudited condensed consolidated statements of operations.

On August 1, 2023, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $37,502.

Right-of-use assets at March 31, 2024 and December 31, 2023 are summarized below:

	March 31, 2024	December 31, 2023
Office lease	$37,502	$37,502
Less accumulated amortization	(11,682)	(7,212)
Right of use assets, net	$25,820	$30,290

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	March 31, 2024	December 31, 2023
Office lease	$26,088	$30,457
Less: current portion	(19,154)	(18,483)
Long term portion	$6,934	$11,974

Maturity of lease liabilities are as follows:

Year ended December 31, 2024	$15,495
Year ended December 31, 2025	12,261
Total future minimum lease payments	27,756
Less: Present value discount	(1,668)
Lease liability	$26,088

The Company also has an operating lease for a house located in Palm Bay, Florida that it leases on a month-to-month basis for $1,800 per month. The Company uses the house to store equipment and gear and to provide temporary work-related living quarters for its divers, personnel, consultants and independent contractors involved in its exploration and recovery operations. The Company also pays a rental fee for a space in a park on an as needed basis.

Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

○	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

○	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

○	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	March 31,	December 31,
	2024	2023
Vehicle lease	$53,100	$53,100
Vessel lease	70,849	70,849
Sonar lease	18,987	18,987
	142,936	142,936
Less accumulated amortization	(33,960)	(26,915)
Finance right of use asset	$108,976	$116,021

Finance lease liabilities are summarized below:

	March 31,	December 31,
	2024	2023
Vehicle lease	$42,862	$45,034
Vessel lease	57,187	60,085
Sonar lease	16,298	17,061
	116,347	122,180
Less: current portion	(25,150)	(22,263)
Long term portion	$91,197	$99,917

Maturity of lease liabilities are as follows:

Year Ended December 31, 2024	$28,319
Year Ended December 31, 2025	37,758
Year Ended December 31, 2026	37,758
Year Ended December 31, 2027	37,758
Thereafter	4,414
Total future minimum lease payments	146,007
Less imputed interest	(29,660)
PV of payments	$116,347

Expenses incurred with respect to the Company’s finance leases during the three months ended March 31, 2024 and 2023 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below.

	March 31,	March 31,
	2024	2023
Finance lease amortization	$33,960	$6,123
Finance lease interest	3,607	3,629
Total finance lease expense	$37,567	$9,752

The weighted average remaining lease term and the weighted average discount rate on the finance leases at March 31, 2024 and December 31, 2023 are set forth below.

	March 31,	December 31,
	2024	2023
Weighted average remaining lease term	3.87 years	4.75 years
Weighted average discount rate	12%	12%

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at March 31, 2024 and December 31, 2023:

	Issue Date	Maturity Date	March 31, 2024	December 31, 2023	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	03/18/24	03/18/25	$50,000	$-	6.00%	Variable
	03/28/24	03/28/25	100,000	-	6.00%	Variable
Total			150,000	-
Less unamortized discounts			45,054	-
Balance convertible notes payable			$104,946	$-

Issue Date	Maturity Date	March 31, 2024	December 31, 2023	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
09/18/23	10/18/23	-	120,000	6.00%	0.0020
Balance convertible notes payable - in default		$235,300	$355,300

Issue Date	Maturity Date	March 31, 2024	December 31, 2023	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/31/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
07/06/22	01/06/23	20,000	20,000	6.00%	0.0015
07/29/22	01/28/23	10,000	10,000	6.00%	0.0020
08/04/22	02/04/23	10,000	10,000	6.00%	0.0020
07/24/23	09/24/23	5,000	5,000	1.00%	0.00175
08/02/23	10/01/23	-	100,000	6.00%	0.0020

Balance convertible notes payable - related parties, in default		$689,500	$789,500

Balance all convertible notes payable		$936,342	$1,144,800

Notes Payable

The following tables reflect the notes payable at March 31, 2024 and December 31, 2023:

Issue Date	Maturity Date	March 31, 2024	December 31, 2023	Rate
		Principal Balance	Principal Balance
Notes payable
11/10/23	11/10/24	$500,000	$500,000	6.00%
02/28/24	02/28/25	350,000	-	6.00%
Total		850,000	500,000
Less unamortized discounts		(67,708)	(95,214)
Balance notes payable		$782,292	$404,786

Issue Date	Maturity Date	March 31, 2024	December 31, 2023	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	2,000	2,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default		$112,000	$112,000

Issue Date	Maturity Date	March 31, 2024	December 31, 2023	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$912,792	$535,286

Terms of Related Party Convertible Notes Payable and Related Party Notes Payble

The Company’s related party convertible notes payable and related party notes payable may contain terms that are not indicative of the terms that would not normally be agreeable to non related third parties.

New Convertible Notes Payable Issued During the three Month Periods Ended March 31, 2024 and 2023

During the three month period ended March 31, 2024 Company the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In February 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $350,000 in February 2024. Per the note agreement, the $350,000 received in February 2024 is due on February 27, 2025. The aggregate balance of the note payable at March 31, 2024 and December 31, 2023 is $850,000 and $500,000, respectively.

In March of 2024, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before March 18, 2025. The lender received 1,000,000 shares of the Company’s restricted common stock as a financing fee for providing the loan. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate that is variable.

In March of 2024, the Company entered into a convertible promissory note agreement in the amount of $100,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before March 28, 2025. The lender received 1,500,000 shares of the Company’s restricted common stock as a financing fee for providing the loan. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate that is variable.

During the three month period ended March 31, 2023 the Company did not enter not enter into any convertible notes payable or notes payable agreements.

Repayments of Notes Payable

Period Ended March 31, 2024

During the three month period ended March 31, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at March 31, 2024.

Period Ended March 31, 2023

During the three month period ended March 31, 2023, the Company repaid a total of $5,000 of the principal of a note payable with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at March 31, 2024 and December 31, 2023 was $3,000.

Note Conversions

Period Ended March 31, 2024

The Company issued 61,104,658 shares of restricted common stock with a total share value of $274,970 to a limited liability company to settle $122,209 of the principal and accrued interest owed on a convertible note payable that was due on October 18, 2023. The balance of the convertible note was $0 at March 31, 2024.

Period Ended March 31, 2023

There were no conversions of convertible promissory notes during the three month period ended March 31, 2023.

Shareholder Loan

At March 31, 2024 and December 31, 2023, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

Convertible Notes Payable and Notes Payable, in Default

The Company does not have additional sources of debt financing to refinance its convertible notes payable and notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations, which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company. The fact that the Company is in default of several promissory notes held by various lenders makes investing in the Company or providing any loans to the Company extremely risky with a very high potential for a complete loss of capital. The Company’s convertible notes payable and notes payable in default represent a very significant risk to the viability of the Company.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company’s total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock.

Series A Preferred Stock

At March 31, 2024 and 2023, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of March 31, 2024, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

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

Legal Proceedings

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2024 and 2023, the Company has had extensive dealings with related parties including the following:

Three Month Period Ended March 31, 2024

During the three month period ended March 31, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at March 31, 2024.

In January of 2024, the Company extended the term of previous agreements with two individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the related party Board members via payment of 7,000,000 restricted shares of its common stock each, an aggregate total of 14,000,000 shares or $95,200, and to negotiate future compensation on a year-by-year basis. The Company also agreed to reimburse the individuals for preapproved expenses.

Three Month Period Ended March 31, 2023

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

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month periods ended March 31, 2024 and 2023, the Company paid the related party limited liability company consulting fees of $9,000 services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, the Company owed the related party limited liability company $3,000 and $0, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month periods ended March 31, 2024 and 2023, the Company paid the related party limited liability company fees of $2,075 and $0, respectively, for services rendered. These fees are recorded as an expense in general and administrative expenses in the accompanying condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, the Company owed the related party limited liability company $0 respectively.

During the three month periods ended March 31, 2024 and 2023, the Company paid a related party consultant fees of $0 and $12,000, respectively, for consulting services. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, the Company owed the related party limited liability company $0. respectively.

During the three month periods ended March 31, 2024 and 2023, the Company paid a person who is related to the Company’s CEO fees of $0 and $1,192 respectively, for clerical services.

Related Party Transactions

The Company’s related party transactions are not necessarily indicative of the terms that would not normally be agreeable to non related third parties.

Shareholder Loan

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At March 31, 2024, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the three month periods ended March 31, 2024 and 2023 incurred by the two separate segments below.

During the three month periods ended March 31, 2024 and 2023, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2024 is as follows:

	March 31, 2024	March 31, 2024	March 31, 2024
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$3,170	$3,170

Total operating expenses	-	1,101,336	1,101,336

Net loss from operations	$-	$(1,098,166)	$(1,098,166)

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2023 is as follows:

	March 31, 2023	March 31, 2023	March 31, 2023
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$-	$-

Total operating expenses	-	974,381	974,381

Net loss from operations	$-	$(974,381)	$(974,381)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	sales of 9,800,000 shares of restricted common stock under subscription agreements for proceeds received of approximately $71,750; and

(ii)	the issuance of 10,666,645 shares of restricted common stock that were owed under subscription agreements from the period ended March 31, 2024 but that were not issued in the period due to administrative time lag.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from May 13, 2024.

At March 31, 2024 and December 31, 2023, the Company had working capital deficits of $2,201,635 and $1,808,783 respectively. The working capital deficit increased by $392,852 from December 31, 2023. The Company’s working capital deficit, along with its lack of cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company and a high degree of risk that the Company could become insolvent within a very short period of time. Additionally, the Company’s current liabilities were $2,697,486 at March 31, 2024 and $2,430,841 at December 31, 2023. The increase in total debt is largely attributable to increases in notes payable and convertible notes payable.,. The Company does not currently generate the cash flow required to service this debt. Unless the Company is able to generate cash flows from operations then some, or all, of the debt that is not already in default will likely become in default. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Three Month Period Ended March 31, 2024 Results of Operations Compared to the Three Month Period Ended March 31, 2023 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended March 31, 2024 and 2023, the Company generated $3,170 and $0 of revenue respectively, which is shown as service income on the accompanying condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $1,101,336 for the three month period ended March 31, 2024 versus $974,381 for the same period in 2023, an increase of 13%. The increase in operating expenses in 2024 was primarily due to an increase in research and development expenses and professional fees. The inflationary environment has continued to pressure costs relating to many of the Company’s expenses. Consulting and contractor expense was $566,157 for the three month period ended March 31, 2024 versus $519,486 for the same period in 2023, an increase of 9%. The Company incurred vessel related expenses of $119,548 during the three month period ended March 31, 2024 versus $194,819 during the three month period ended March 31, 2023, a decrease of approximately 39%. Research and development expenses were $131,928 in 2024 versus $32,100 in 2023, an increase of 311% in 2024. The increase in the Company’s research and development expenses were related to the ongoing development of its SeaSearcher autonomous underwater device and development of related technology including a handheld metal discriminator. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. Research and development are expected to fluctuate. During the three month period ended March 31, 2024, professional fees were $90,478 as compared to $28,056 during the three month period ended March 31, 2023 an increase of approximately 222%. Professional fees fluctuate based on the use of professional service providers. During the three month period ended March 31, 2024, general and administrative expenses were $115,389 as compared to $153,379 during the three month period ended March 31, 2023, an decrease of 25%. Depreciation and amortization expense was $12,510 during the three month period ended March 31, 2024 versus $11,588 for the same period in 2023, an increase of 8%. Rent expense was $9,388 during the three month period ended March 31, 2024 versus $13,769 for the same period in 2023, an decrease of approximately 32%. The Company incurred travel and entertainment expenses of $55,938 during the three month period ended March 31, 2024 as compared to $21,184 during the three month period ended March 31, 2023, an approximate 164% increase on a quarter-over-quarter basis, entertainment and travel expenses may fluctuate due to inflationary increases in costs and general corporate activity.

Other Income (Expenses)

Other income (expense) was $(213,904) during the three month period ended March 31, 2024 versus $(16,989) during the three month period ended March 31, 2023, an increase of $196,950. The 1,159% increase in other expense in 2024 was due to an increase in interest expenses, and loss on extinguishment of debt. Interest expense was $59,499 during the three month period ended March 31, 2024 and $16,989 during the three month period ended March 31, 2023. Interest expense increased in 2024 due to the amortization of debt discounts and increase in convertible notes payable and notes payable. Loss on extinguishment of debt was $154,405 during the three month period ended March 31, 2024 and $0 during the same period in 2023. The increase in the loss on extinguishment of debt in 2024 was due to the conversion of a convertible note payable.

Net Losses

The Company’s net loss for the three months ended March 31, 2024 and 2023 was $1,312,070, and $991,370, respectively, a year-over-year increase of approximately 32%.

Cash Flows from Operating Activities

For the three month period ended March 31, 2024 net cash flows used in operating activities was $833,832.

For the three month period ended March 31, 2023 net cash flows used in operating activities was $517,681.

Cash flows used in operating activities increased in 2024 due to an increase in the Company’s net losses.

Cash Flows from Investing Activities

For the three month period ended March 31, 2024 net cash flows used in investing activities was $0.

For the three month period ended March 31, 2023 net cash flows used in investing activities was $2,000.

Cash flows used in investing activities nominally decreased in 2024.

Cash Flows from Financing Activities

For the three month period ended March 31, 2024 net cash provided by financing activities was $712,667.

For the three month period ended March 31, 2023 net cash provided by financing activities was $515,613.

Cash flows provided by financing activities primarily increased in 2024 due to increases in the proceeds from note payable and convertible notes payable.

Liquidity and Capital Resources

At March 31, 2024, the Company had $485,102 cash in the bank. During the three month periods ended March 31, 2024 and 2023, the Company incurred net losses of $1,312,070 and $991,370 respectively. At March 31, 2024, the Company had $495,851 in current assets and $2,697,486 in current liabilities, leaving the Company a working capital deficit of $2,201,635.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit of $2,201,635, during the three month period ended March 31, 2024. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

In addition to the operation expenses, a publicly traded company also incurs the significant recurring corporate expenses related to maintaining publicly traded status, which include, but are not limited to accounting, legal, audit, executive, administrative, professional fees, corporate communications, rent, telephones, etc. The recurring expenses associated with being a publicly traded company are very burdensome for smaller public companies such as Seafarer. This lack of liquidity creates a very risky situation for the Company in terms of its ability to continue operating, which in turn makes owning shares of the Company’s common stock extremely risky and highly speculative. The Company’s lack of liquidity may cause the Company to be forced to cease operations at any time which would likely result in a complete loss of all capital invested in or borrowed by the Company to date.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2023 and 2022 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our condensed consolidated financial statements for the three month period ended March 31, 2024, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,101,336 for the three month period ended March 31, 2024 and $974,381 for the three month period ended March 31, 2023. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders as the convertible price of these notes is generally lower than the current market price of the Company’s shares. As such when these notes are converted into equity there is typically a highly dilutive effect on current shareholders and very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock. Furthermore, management intends to have discussions with several of the promissory note holders who do not currently have convertible notes regarding converting their notes into equity. Any such amended agreements to convert promissory notes into equity would more than likely have a highly dilutive effect on current shareholders and there is a very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the three month periods ended March 31, 2024 and 2023 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2024. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2024 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended March 31, 2024.

Part II. Other Information

Item 1. Legal Proceedings

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the three month period ended March 31, 2024, the Company issued 63,583,333 shares of its restricted common stock for various services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2024, the Company entered into subscription agreements to sell 63,500,001 shares of its restricted common stock in exchange for proceeds of $318,500. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes, Loan Origination Fees and to Settle Debt

During the three month ended March 31, 2024, the Company issued 61,104,658 shares of restricted common stock to settle the principal balance and accrued interest of a convertible note payable. The Company issued 4,500,000 shares of restricted common stock as loan origination fees. The Company issued 5,476,191 shares of restricted common stock to settle accounts payable. The Company issued 3,000,000 shares of restricted common stock to lease a vessel. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the three month period ended March 31, 2024, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the three month period ended March 31, 2024.

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

SEAFARER EXPLORATION CORP.

Date: May 13, 2024	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 13, 2024	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 13, 2024	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 13, 2024	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 13, 2024	By:	/s/ Bradford Clark
Bradford Clark, Director