Form 10-Q
period 2024-06-30
SEAFARER EXPLORATION CORP
filed 2024-08-14
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 14, 2024, there were 8,623,074,737 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2024

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$473,676	$606,267
Prepaid consulting expense	89,748	18,935
Deposits and other prepaids	25,749	15,791
Total current assets	589,173	640,993

Property, plant and equipment, net	223,902	248,922
Right of use asset	21,234	30,290
Total Assets	$834,309	$920,205

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$588,981	$565,009
Deferred revenue	140,000	140,000
Convertible notes payable, net of discount of $138,458 and $0, respectively	116,372	-
Convertible notes payable, in default	235,300	355,300
Convertible notes payable, in default - related parties	689,500	789,500
Notes payable, net of discount of $67,708 and $0, respectively	959,798	404,786
Notes payable, in default	112,000	112,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	5,000	5,000
Operating lease liability, current	19,856	18,483
Finance lease liability, current	25,149	22,263
Total current liabilities	2,910,456	2,430,841

Operating lease liability, long-term	1,753	11,974
Finance lease liability, long-term	85,189	99,917
Total Liabilities	2,997,398	2,542,732

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 8,621,591,403 and 8,314,141,446 shares issued and outstanding	862,160	831,415
Common stock to be issued, $0.0001 par value, 39,039,877 and 31,039,877 shares outstanding at June 30, 2024 and December 31, 2023, respectively	3,904	3,104
Unearned compensation	-	-
Additional paid in capital	27,610,973	25,890,412
Accumulated deficit	(30,640,126)	(28,347,458)
Total Stockholders’ Deficit	(2,163,089)	(1,622,527)
Total Liabilities and Stockholders’ Deficit	$834,309	$920,205

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Service income	$-	$590	$3,170	$590

Operating Expenses
Consulting and contractor expenses	453,521	355,452	1,019,678	874,938
Vessel maintenance and dockage	19,269	35,696	138,817	230,515
Research and development	157,055	73,834	288,983	105,934
Professional fees	21,000	38,146	111,478	66,202
General and administrative expense	106,671	24,812	222,060	178,191
Depreciation and amortization expense	12,510	12,221	25,020	23,809
Rent expense	17,643	10,418	27,031	24,187
Travel and entertainment expense	35,439	25,282	91,377	46,466
Total operating expenses	823,108	575,861	1,924,444	1,550,242

Net loss from operations	(823,108)	(575,271)	(1,921,274)	(1,549,652)

Other income (expense)
Interest expense	(123,070)	(17,261)	(182,569)	(34,250)
Loss on extinguishment of debt	(34,420)	(21,599)	(188,825)	(21,599)
Total other income (expense)	(157,490)	(38,860)	(371,394)	(55,849)

Net loss	$(980,598)	$(614,131)	$(2,292,668)	$(1,605,501)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,536,199,408	7,526,460,781	8,487,703,587	7,456,023,988

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	7	$-	60	$-	8,314,141,446	$831,415	31,039,877	$3,104	$25,890,412	$(28,347,458)	$(1,622,527)

Common stock issued for cash	-	-	-	-	52,833,334	5,283	10,666,667	1,067	312,150	-	318,500

Stock issued for loan origination fee	-	-	-	-	4,500,000	450	(2,000,000)	(200)	45,580	-	45,830

Stock issued for services	-	-	-	-	63,583,333	6,358	-	-	331,667	-	338,025

Stock issued to settle accounts payable	-	-	-	-	5,476,191	548	-	-	32,595	-	33,143

Stock issued in exchange for leasing a vessel	-	-	-	-	3,000,000	300	-	-	29,700	-	30,000

Conversion of notes payable and accrued interest	-	-	-	-	61,104,658	6,110	-	-	268,860	-	274,970

Cancellation of shares	-	-	-	-	(10,800,564)	(1,080)	-	-	1,080	-	-

Net Loss	-	-	-	-	-	-	-	-	-	(1,312,070)	(1,312,070)

Balance March 31, 2024	7	$-	60	$-	8,493,838,398	$849,384	39,706,544	$3,971	$26,912,044	$(29,659,528)	$(1,894,129)

Common stock issued for cash	-	-	-	-	116,855,556	11,686	(666,667)	(67)	592,131	-	603,750

Equity kicker	-	-	-	-	5,066,667	507	-	-	47,627	-	48,134

Stock issued for services	-	-	-	-	500,000	50	-	-	10,300	-	10,350

Stock issued to settle accounts payable	-	-	-	-	239,380	24	-	-	3,496	-	3,520

Conversion of accrued interest	-	-	-	-	5,091,402	509	-	-	45,375	-	45,884

Net Loss	-	-	-	-	-	-	-	-	-	(980,598)	(980,598)

Balance June 30, 2024	7	$-	60	$-	8,621,591,403	$862,160	39,039,877	$3,904	$27,610,973	$(30,640,126)	$(2,163,089)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	7	$-	60	$-	7,172,668,896	$717,268	71,969,820	$7,197	$22,947,138	$(25,166,812)	$(1,495,209)

Common stock issued for cash	-	-	-	-	228,859,347	22,885	(40,083,333)	(4,008)	507,123	-	526,000

Stock issued as charitable donation	-	-	-	-	1,000,000	100	-	-	7,100	-	7,200

Stock issued for services	-	-	-	-	97,201,415	9,720	(3,015,276)	(301)	645,352	-	654,771

Net Loss	-	-	-	-	-	-	-	-	-	(991,370)	(991,370)
Balance March 31, 2023	7	-	60	-	7,499,729,658	749,973	28,871,211	2,888	24,106,713	(26,158,182)	(1,298,608)

Common stock issued for cash	-	-	-	-	128,816,667	12,882	75,833,333	7,583	378,885	-	399,350

Stock issued for loan origination fee	-	-	-	-	1,000,000	100	-	-	3,700	-	3,800

Stock issued for services	-	-	-	-	4,166,700	417	3,342,954	334	27,499	-	28,250

Stock issued to settle accounts payable	-	-	-	-	6,776,250	677	-	-	22,902	-	23,579

Stock issued to accrued interest	-	-	-	-	12,010,537	1,202	-	-	39,635	-	40,837

Net Loss	-	-	-	-	-	-	-	-	-	(614,131)	(614,131)
Balance June 30, 2023	7	$-	60	$-	7,652,499,812	$765,251	108,047,498	$10,805	$24,579,334	$(26,772,313)	$(1,416,923)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,292,668)	$(1,605,501)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	25,020	10,930
Amortization of right of use asset, facilities	9,055	12,879
Amortization of beneficial conversion feature and loan fees	67,214	-
Amortization of unearned compensation	-	124,348
Common stock issued for services	326,254	402,221
Common stock issued for a charitable contribution	-	7,200
Financing fees on debt	-	3,800
Common stock issued in payment of a vessel rental	30,000	-
Common stock issued as equity kicker	48,134	-
Loss on extinguishment of debt	188,825	-
Decrease (increase) in:
Deposits and other prepaids	(9,958)	-
Increase (decrease) in:
Accounts payable & accrued expenses	23,972	7,438
Operating lease liability	(8,848)	-
Finance lease liability	(11,842)	-
Net cash used by financing activities	(1,604,842)	(1,036,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(2,000)
Net cash used in investing activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	922,250	925,350
Proceeds from the issuance of convertible notes payable	150,000	-
Proceeds from the issuance of notes payable	500,000	-
Payments on notes payable, in default	(100,000)	-
Payments on notes payable	-	(5,000)
Payments to shareholders	-	(2,400)
Net cash used in financing activities	1,472,250	917,950

NET CHANGE IN CASH	(132,591)	(120,735)
CASH, BEGINNING OF PERIOD	606,267	177,409
CASH, END OF PERIOD	$473,676	$56,674

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Principal and accrued interest converted to common stock	$319,774	$-
Financing lease liabilities and right of use asset	$-	$141,451

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “Commission”) on March 26, 2024. The results of operations for the six month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2024 or for any future period.

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

Federal Admiralty Judgment

Seafarer was granted, through the United States District Court for the Southern District of Florida, a final judgment for its federal admiralty claim on the Juno Beach shipwreck site. The Company received an updated permit from the United State Army Corp of Engineers (“USACE”).

Blockchain Software Services Referral Agreements

Management is reviewing potential alternate plans for Blockchain and believes that it is highly unlikely that Blockchain will generate any revenues for the foreseeable future, if ever.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $30,640,126 as of June 30, 2024. During the six month period ended June 30, 2024, the Company’s net loss was $2,292,668 and at June 30, 2024, the Company had a working capital deficit of $2,321,283. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from August 14, 2024. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Reclassification

Certain minor reclassifications have been made to the comparative financial statements to conform to the classifications used in the current period.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation that has been reported as being near a forty year high and had recently increased nearly 7% on a year-over-year basis from 2021 to 2022 and the rising cost of fuel. The Federal Reserve (the “Fed’) recently discussed that while inflation growth has moderated in 2024, inflation was still above the Fed’s target of 2% per year. The increasing inflation in the overall economy may lead to higher interest rates which may make it more expensive or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The increase in the cost of fuel may hamper the Company’s ability to conduct operations.

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

Reclassifications

Certain reclassifications were made to the prior consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

Cash and Cash Equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2024 and December 31, 2023. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2024, the Company had deposits that were $223,676 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $288,983 and $105,934 for the six month periods ended June 30, 2024 and 2023, respectively and $157,055 and $73,834 for the three month periods ended June 30, 2024 and 2023, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

During 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 as deferred revenue as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the six month periods ended June 30, 2024 and 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of June 30, 2024 and 2023, there were approximately 606,961,668 and 673,692,795 shares of common stock underlying the outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense was $10,930 for the six month periods ended June 30, 2024 and 2023, and $5,465 for the three month periods ended June 30, 2024 and 2023, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six month periods ended June 30, 2024 and 2023.

Use of Estimates

The process of preparing condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the six month periods ended June 30, 2024 and 2023 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain, began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the six month periods ended June 30, 2024 and 2023 (see Note 9– Segment Information).

Convertible Debentures

The Company adheres to the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. The Company entered into an amended lease agreement commencing on August 1, 2023 through July 31, 2025 with base month rents of $1,612 from August 1, 2023 to June 31, 2024 and $1,676 from August 1, 2024 to July 31, 2025. Under the terms of the lease there may be additional fees charged above the base monthly rental fee. During the six months ended June 30, 2024 and 2023, the Company recorded $10,308 and $9,202 as operating lease expense, respectively, which is included in rent expense on the unaudited condensed consolidated statements of operations. During the three months ended June 30, 2024 and 2023, the Company recorded $5,154 and $4,601 as operating lease expense, respectively, which is included in rent expense on the unaudited condensed consolidated statements of operations.

On August 1, 2023, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $37,502.

Right-of-use assets at June 30, 2024 and December 31, 2023 are summarized below:

	June 30, 2024	December 31, 2023
Office lease	$37,502	$37,502
Less accumulated amortization	(16,268)	(7,212)
Right of use assets, net	$21,234	$30,290

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	June 30, 2024	December 31, 2023
Office lease	$21,609	$30,457
Less: current portion	(19,856)	(18,483)
Long term portion	$1,753	$11,974

Maturity of lease liabilities are as follows:

Year ended December 31, 2024	$10,442
Year ended December 31, 2025	12,262
Total future minimum lease payments	22,704
Less: Present value discount	(1,095)
Lease liability	$21,609

Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

☐	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

☐	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

☐	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	As of	As of
	June 30,	December 31,
	2024	2023
Vehicle lease	$53,100	$53,100
Vessel lease	70,849	70,849
Sonar lease	18,987	18,987
	142,936	142,936
Less accumulated amortization	(41,005)	(26,915)
Finance right of use asset	$101,931	$116,021

Finance lease liabilities are summarized below:

	As of	As of
	June 30,	December 31,
	2024	2023
Vehicle lease	$40,625	$45,034
Vessel lease	54,202	60,085
Sonar lease	15,511	17,061
	110,338	122,180
Less: current portion	(25,149)	(22,263)
Long term portion	$85,189	$99,917

Maturity of lease liabilities are as follows:

Year Ended December 31, 2024	$18,879
Year Ended December 31, 2025	37,758
Year Ended December 31, 2026	37,758
Year Ended December 31, 2027	37,758
Thereafter	4,413
Total future minimum lease payments	136,566
Less imputed interest	(26,228)
PV of payments	$110,338

Expenses incurred with respect to the Company’s finance leases during the three and six months ended June 30, 2024 and 2023 which are included in rent expense on the unaudited condensed consolidated statements of operations are set forth below.

	Three Months Ended
	June 30,	June 30,
	2024	2023
Finance lease amortization	$7,045	$6,729
Finance lease interest	3,431	3,973
Total finance lease expense	$10,476	$10,702

	Six Months Ended
	June 30,	June 30,
	2024	2023
Finance lease amortization	$14,091	$11,559
Finance lease interest	7,038	7,589
Total finance lease expense	$21,129	$19,148

The weighted average remaining lease term and the weighted average discount rate on the finance leases at June 30, 2024 and December 31, 2023 are set forth below.

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term	3.67 years	4.17 years
Weighted average discount rate	12%	12%

 NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at June 30, 2024 and December 31, 2023:

	Issue Date	Maturity Date	June 30, 2024	December 31, 2023	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	03/18/24	03/18/25	$50,000	$-	6.00%	Variable
	03/28/24	03/28/25	100,000	-	6.00%	Variable
Total			150,000	-
Less unamortized discounts			33,628	-
Balance convertible notes payable			$116,372	$-

Issue Date	Maturity Date	June 30, 2024	December 31, 2023	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	0.0150
11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
09/18/23	10/18/23	-	120,000	6.00%	0.0020
Balance convertible notes payable - in default		$235,300	$355,300

Issue Date	Maturity Date	June 30, 2024	December 31, 2023	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/31/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
07/06/22	01/06/23	20,000	20,000	6.00%	0.0015
07/29/22	01/28/23	10,000	10,000	6.00%	0.0020
08/04/22	02/04/23	10,000	10,000	6.00%	0.0020
07/24/23	09/24/23	5,000	5,000	1.00%	0.00175
08/02/23	10/01/23	-	100,000	6.00%	0.0020

Balance convertible notes payable - related parties, in default		$689,500	$789,500

Balance all convertible notes payable		$1,041,172	$1,144,800

Notes Payable

The following tables reflect the notes payable at June 30, 2024 and December 31, 2023:

Issue Date	Maturity Date	June 30, 2024	December 31, 2023	Rate
		Principal Balance	Principal Balance
Notes payable
11/10/23	11/10/24	$500,000	$500,000	6.00%
02/28/24	02/28/25	350,000	-	6.00%
04/01/24	04/01/25	150,000	-	6.00%
Total		1,000,000	500,000
Less unamortized discounts		(40,202)	(95,214)
Balance notes payable		$959,798	$404,786

Issue Date	Maturity Date	June 30, 2024	December 31, 2023	Rate
		Principal Balance	Principal Balance
Notes payable - in default
04/27/11	04/27/12	$5,000	$5,000	6.00%
12/14/17	12/14/18	2,000	2,000	6.00%
11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default		$112,000	$112,000

Issue Date	Maturity Date	June 30, 2024	December 31, 2023	Rate
		Principal Balance	Principal Balance
Notes payable - related parties, in default
02/24/10	02/24/11	$7,500	$7,500	6.00%
10/06/15	11/15/15	10,000	10,000	6.00%
02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default		$18,500	$18,500

Balance all notes payable		$1,090,298	$535,286

Terms of Related Party Convertible Notes Payable and Related Party Notes Payble

The Company’s related party convertible notes payable and related party notes payable may contain terms that are not indicative of the terms that would not normally be agreeable to non related third parties.

New Convertible Notes Payable Issued During the six Month Periods Ended June 30, 2024 and 2023

During the six month period ended June 30, 2024, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In February 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $350,000 in February 2024. Per the note agreement, the $350,000 received in February 2024 is due on February 27, 2025. The aggregate balance of the note payable at June 30, 2024 and December 31, 2023 is $850,000 and $500,000, respectively.

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

In April 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $150,000 in April 2024. Per the note agreement, the $150,000 received in April 2024 is due on April 1, 2025. The aggregate balance of the note payable at June 30, 2024 and December 31, 2023 is $1,000,000 and $500,000, respectively.

During the six month period ended June 30, 2023 the Company did not enter not enter into any convertible notes payable or notes payable agreements.

Repayments of Notes Payable

Period Ended June 30, 2024

During the six month period ended June 30, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at June 30, 2024.

Period Ended June 30, 2023

During the six month period ended June 30, 2023, the Company repaid a total of $5,000 of the principal of a note payable with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at June 30, 2024 and December 31, 2023 was $3,000.

Note Conversions

Period Ended June 30, 2024

The Company issued 61,104,658 shares of restricted common stock with a total share value of $274,970 to a limited liability company to settle $122,209 of the principal and accrued interest owed on a convertible note payable that was due on October 18, 2023. The balance of the convertible note was $0 at June 30, 2024.

The Company issued 5,091,424 shares of restricted common stock with a total share value of $44,804 to a limited related party to settle $12,405 of the accrued interest owed on sixteen convertible notes payable.

Period Ended June 30, 2023

There were no conversions of convertible promissory notes during the six month period ended June 30, 2023.

Shareholder Loan

At June 30, 2024 and December 31, 2023, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

Series A Preferred Stock

At June 30, 2024 and December 31, 2023, the Company had seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of June 30, 2024, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

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

Sonar Rental and Purchase Agreement

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2024 and 2023, the Company has had extensive dealings with related parties including the following:

Six Month Period Ended June 30, 2024

During the six month period ended June 30, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at June 30, 2024.

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

Six Month Period Ended June 30, 2023

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

Additional Related Party Transactions

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements. The consultant provides the services under the direction and supervision of the Company’s CEO. During the six month periods ended June 30, 2024 and 2023, the Company paid the related party limited liability company consulting fees of $15,000 and $19,000, respectively, for services rendered. During the three month periods ended June 30, 2024 and 2023, the Company paid the related party limited liability company consulting fees of $6,000 and $8,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, the Company owed the related party limited liability company $0.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the six month periods ended June 30, 2024 and 2023, the Company paid the related party limited liability company fees of $3,920 and $11,153, respectively, for services rendered. During the three month periods ended June 30, 2024 and 2023, the Company paid the related party limited liability company consulting fees of $1,845 and $0, respectively, for services rendered. These fees are recorded as an expense in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, the Company owed the related party limited liability company $0 respectively.

During the six month periods ended June 30, 2024 and 2023, the Company paid a related party consultant fees of $0 and $15,000, respectively, for consulting services. During the three month periods ended June 30, 2024 and 2023, the Company paid a related party consultant fees of $0 and $12,000, respectively for consulting services. All of the fees paid to the related party consultant are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, the Company owed the related party limited liability company $0, respectively.

Related Party Transactions

The Company’s related party transactions are not necessarily indicative of the terms that would not normally be agreeable to non related third parties.

Shareholder Loan

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At June 30, 2024, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the six month periods ended June 30, 2024 and 2023 incurred by the two separate segments below.

During the six month periods ended June 30, 2024 and 2023, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2024 is as follows:

	June 30, 2024	June 30, 2024	June 30, 2024
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$3,170	$3,170

Total operating expenses	-	1,924,444	1,924,444

Net loss from operations	$-	$(1,921,274)	$(1,921,274)

Segment information relating to the Company’s two operating segments for the six month period ended June 30, 2023 is as follows:

	June 30, 2023	June 30, 2023	June 30, 2023
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated

Service revenues	$-	$590	$590

Total operating expenses	-	1,550,242	1,550,242

Net loss from operations	$-	$(1,549,652)	$(1,549,652)

NOTE 10– SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	Issuance of 1,483,334 shares of restricted common stock to various service providers.

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

The Company has received from the Florida Department of State a notice of lack of authority to permit or deny recovery activities on the unidentified shipwreck on Juno Beach. The Florida Bureau of Archaeological Research (the “Bureau”), Division of Historical Resources, Florida Department of State stated to Seafarer “The shipwreck is non-permittable pursuant to Rule 1A-31.0045(2), F.A.C.” The Bureau cited an order dated November 14, 2017 where the United States District Court entered a Final Order of Court Default and Final Judgement Granting Award for Admiralty in Rem. The District Court’s order ruled “Seafarer is hereby the true, sole, and exclusive owner of the Defendant Shipwrecked Vessel and having exclusive right to conduct recovery operation on the Defendant Shipwrecked Vessel and any items recovered therefrom.” Additional permitting was received from the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers.

In order to potentially find more efficient methods to explore and document historical shipwrecks, the Company has investigated various technologies and non-scientific methodologies. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. Although the Company believes that the SeaSearcher has shown some efficacy, the technology has been hampered by a number of technical issues that have limited its use om the field and that have caused significant down time. The ongoing developmental work and improvements to the SeaSearcher have been expensive and Management anticipates that the expenses for these development costs will continue to be incurred for the foreseeable future. Advances in algorithms and artificial intelligence (AI) will continue indefinitely while the present model can be currently used in the field with some limitations due to periodic technical issues. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses.

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

Moreover, in the past few years several major brokerage firms have indicated that they will not allow their clients to deposit stock certificates of low priced stocks. Some securities clearing firms who used to clear low priced securities for multiple brokerage firms have shut down or been acquired, resulting in fewer brokerage firms that are willing or able to accept lower priced securities for deposit. Unless an investor has a large and well-established relationship with a brokerage firm, it may be extremely difficult and potentially expensive to deposit lower priced securities. An investor should consider consulting with professional financial advisers before making an investment in our securities. The Company is a current and fully reporting company.

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

Results of Operations

Since inception, we have generated only minimal revenue from operations and do not expect to report any significant revenue from operations for the foreseeable future. We have incurred recurring losses to date. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than three months from August 14, 2024.

At June 30, 2024 and December 31, 2023, the Company had working capital deficits of $2,321,283 and $1,789,848, respectively. The Company’s working capital deficit, along with its lack of meaningful cash flows from operations with which to service the debt, indicates that there is substantial risk to the continued viability of the Company. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Liquidity and Capital Resources

At June 30, 2024, the Company had $473,676 cash in the bank. During the six month periods ended June 30, 2024 and 2023 the Company incurred net losses of $2,292,668 and $1,605,501 respectively. At June 30, 2024, the Company had $589,173 in current assets and $2,910,456 in current liabilities, leaving the Company a working capital deficit of $2,321,283.

Summary of the Six Month Period Ended June 30, 2024 Results of Operations Compared to the Six Month Period Ended June 30, 2023 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the six month periods ended June 30, 2024 and 2023, the Company generated $3,170 and $590 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $1,924,444 for the six month period ended June 30, 2024 versus $1,550,242 for the same period in 2023, an increase of 24%. The overall increase in operating expenses in 2024 was primarily due to an increase in consulting and contracting expenses and research and development expenses. Although the growth in the rate of inflation has moderated somewhat in 2024, the inflationary environment has continued to pressure costs relating to many of the Company’s expenses. Consulting and contractor expense was $1,019,678 for the six month period ended June 30, 2024 versus $874,938 for the same period in 2023, an increase of 17%. Research and development expenses were $288,983 in 2024 versus $105,934 in 2023, an increase of 173%. The increase in the Company’s research and development expenses were related to the ongoing development of its SeaSearcher autonomous underwater device and development of related technology including a handheld metal discriminator. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. Research and development expenses are expected to fluctuate based on the adoption of technological advances and upgrades into the existing SeaSearcher platform and the availability of financing. The Company incurred vessel related expenses of $138,817 during the six month period ended June 30, 2024 versus $230,515 during the six month period ended June 30, 2023, a decrease of approximately 40%. During the six month period ended June 30, 2024, professional fees were $111,478 as compared to $66,202 during the six month period ended June 30, 2023, an increase of approximately 68%. Professional fees fluctuate based on the use of professional service providers, in particular in relation to various legal matters. During the six month period ended June 30, 2024, general and administrative expenses were $222,060 as compared to $178,191 during the six month period ended June 30, 2023, an increase of 25%. Depreciation and amortization expense was $25,020 and $23,809 during the six month periods ended June 30, 2024 and June 30, 2023, respectively. Rent expense was $27,031 during the six month period ended June 30, 2024 versus $24,187 for the same period in 2023, a increase of approximately 12%. The Company incurred travel and entertainment expenses of $91,377 during the six month period ended June 30, 2024 as compared to $46,466 during the six month period ended June 30, 2023, an approximate 97% increase on a quarter-over-quarter basis. Entertainment and travel expenses may fluctuate due to inflationary increase in costs and general corporate activity, including travel to and from the Juno Beach historic shipwreck location.

Other Income (Expenses)

Other income (expense) was $371,394 during the six month period ended June 30, 2024 versus $55,849 during the six month period ended June 30, 2023. The 56% increase in other income (expense) in 2024 was due to an increase loss on extinguishment of debt and interest expenses. During the six month period ended June 30, 2024 the Company took a loss on extinguishment of debt of $188,825 versus $21,599 during the six month period ended June 30, 2023. The increase in the loss on extinguishment of debt in 2024 was due to the conversion of the principal balance and accrued interest on convertible notes payable. Interest expense for the six month period ended June 30, 20224 was $182,569 versus $34,250 for the same period in 2023, an increase of approximately 433%. Interest expense increased in 2024 due to the amortization of debt discounts and increase in convertible notes payable and notes payable.

Net Loss

The Company’s net loss for the six months ended June 30, 2024 and 2023 was $2,292,668 and $1,605,501 respectively, a year-over-year increase of approximately 43%.

Summary of the Three Month Period Ended June 30, 2024 Results of Operations Compared to the Three Month Period Ended June 30, 2023 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended June 30, 2024 and 2023, the Company generated $0 and $590 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $823,108 for the three month period ended June 30, 2024 versus $575,861 for the same period in 2023, an increase of approximately 43%. Consulting and contractor expense was $453,521 for the three month period ended June 30, 2024 versus $355,452 for the same period in 2023, an increase of 28%. The Company incurred vessel related expenses of $19,269 during the three month period ended June 30, 2024 versus $35,696 during the three month period ended June 30, 2023, an decrease of approximately 46%. The Company’s vessels needed less repairs and maintenance during the three month period ended June 30, 2023. Research and development expenses were $157,055 in 2024 versus $73,834 in 2023, a decrease of 113% in 2024. The increase in the Company’s research and development expenses were related to the ongoing development of its SeaSearcher autonomous underwater device and development of related technology including a handheld metal discriminator. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology. Research and development expenses are expected to fluctuate based on the adoption of technological advances and upgrades into the existing SeaSearcher platform and the availability of financing. During the three month period ended June 30, 2024, professional fees were $21,000 as compared to $38,146 during the three month period ended June 30, 2023, a decrease of approximately 45%. Professional fees fluctuate based on the use of professional service providers. During the three month period ended June 30, 2024, general and administrative expenses were $106,671 as compared to $24,812 during the three month period ended June 30, 2023, a increase of 330%. Depreciation and amortization expense was $12,510 during the three month period ended June 30, 2024 and $12,221 for the three month period ended June 30, 2023. Rent expense was $17,643 during the three month period ended June 30, 2024 versus $10,418 for the same period in 2023, an increase of approximately 69%. The Company incurred travel and entertainment expenses of $35,439 during the three month period ended June 30, 2024 as compared to $25,282 during the three month period ended June 30, 2023. Entertainment and travel expenses may fluctuate due to inflationary increase in costs and. Entertainment and travel expenses may fluctuate due to inflationary increase in costs and general corporate activity, including travel to and from the Juno Beach historic shipwreck location and increased travel by Company personnel and advisors

Other Income (Expenses)

Other income (expense) was $157,490 during the three month period ended June 30, 2024 versus $38,860 during the three month period ended June 30, 2023. The 305% increase in other income (expense) in 2024 was primarily due to an increase loss on interest expense. During the six month period ended June 30, 2024 the Company took a loss on extinguishment of debt of $34,420 versus $21,599 during the six month period ended June 30, 2023. Interest expense for the three month period ended June 30, 2024 was $123,070 versus $17,261 for the same period in 2023, an increase of approximately 613%.

Net Loss

The Company’s net loss for the three months ended June 30, 2024 and 2023 was $980,598 and $614,131, respectively, a year-over-year decrease of approximately 60%. Net losses increased due to an increase in expenses for professional fees and vessel maintenance, repairs and dockage.

Cash Flows from Operating Activities

For the six month period ended June 30, 2024 net cash flows used in operating activities was $1,604,842.

For the six month period ended June 30, 2023 net cash flows used in operating activities was $1,036,685.

Cash flows used in operating activities increased in 2024 due to an increase in the Company’s net losses.

Cash Flows from Investing Activities

For the six month period ended June 30, 2024 net cash flows used in investing activities was $0.

For the six month period ended June 30, 2023 net cash flows used in investing activities was $2,000.

Cash flows used in investing activities were nominal in 2024 and 2023.

Cash Flows from Financing Activities

For the six month period ended June 30, 2024 net cash provided by financing activities was $1,472,250.

For the six month period ended June 30, 2023 net cash provided by financing activities was $917,950.

Cash flows provided by financing activities primarily increased in 2024 due to increases in the proceeds from notes payable and convertible notes payable.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the six month period ended June 30, 2024. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2023 and 2022 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our unaudited condensed consolidated financial statements for the six month period ended June 30, 2024, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,921,274 for the six month period ended June 30, 2024 and $1,549,652 for the six month period ended June 30, 2023. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the six month periods ended June 30, 2024 and 2023 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2024. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2024 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended June 30, 2024.

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the six month period ended June 30, 2024, the Company issued 64,083,333 shares for various services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the six month period ended June 30, 2024, the Company entered into subscription agreements to sell 180,355,557 shares of its restricted common stock in exchange for proceeds of $922,250. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

Issuance of Securities Due to Conversion of Notes, Loan Origination Fees and to Settle Debt

During the three month ended June 30, 2024, the Company issued 66,196,060 shares of restricted common stock to settle the principal balance and accrued interest of a convertible notes payable. The Company issued 9,566,667 shares of restricted common stock as loan origination and equity financing fees. The Company issued 5,715,571 shares of restricted common stock to settle accounts payable. The Company issued 3,000,000 shares of restricted common stock to lease a vessel. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

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

Repurchase of Securities

During the six month period ended June 30, 2024, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the six month period ended June 30, 2024. There were no warrants outstanding at June 30, 2024.

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

SEAFARER EXPLORATION CORP.

Date: August 14, 2024	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2024	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 14, 2024	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 14, 2024	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 14, 2024	By:	/s/ Bradford Clark
Bradford Clark, Director