Form 10-Q/A
period 2024-06-30
SEAFARER EXPLORATION CORP
filed 2024-08-22
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed with the Securities and Exchange Commission on August 14, 2024 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,292,668)	$(1,605,501)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	25,020	10,930
Amortization of right of use asset, facilities	9,055	12,879
Amortization of beneficial conversion feature and loan fees	67,214	-
Amortization of unearned compensation	-	124,348
Common stock issued for services	326,254	402,221
Common stock issued for a charitable contribution	-	7,200
Financing fees on debt	-	3,800
Common stock issued in payment of a vessel rental	30,000	-
Common stock issued as equity kicker	48,134	-
Loss on extinguishment of debt	188,825	-
Decrease (increase) in:
Deposits and other prepaids	(9,958)	-
Increase (decrease) in:
Accounts payable & accrued expenses	23,972	7,438
Operating lease liability	(8,848)	-
Finance lease liability	(11,842)	-
Net cash used by operating activities	(1,604,842)	(1,036,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(2,000)
Net cash used in investing activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	922,250	925,350
Proceeds from the issuance of convertible notes payable	150,000	-
Proceeds from the issuance of notes payable	500,000	-
Payments on notes payable, in default	(100,000)	-
Payments on notes payable	-	(5,000)
Payments to shareholders	-	(2,400)
Net cash used in financing activities	1,472,250	917,950

NET CHANGE IN CASH	(132,591)	(120,735)
CASH, BEGINNING OF PERIOD	606,267	177,409
CASH, END OF PERIOD	$473,676	$56,674

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Principal and accrued interest converted to common stock	$319,774	$-
Financing lease liabilities and right of use asset	$-	$141,451

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

SEAFARER EXPLORATION CORP.

Date: August 21, 2024	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 21, 2024	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 21, 2024	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 21, 2024	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 21, 2024	By:	/s/ Bradford Clark
Bradford Clark, Director