Form 10-Q/A
period 2024-09-30
SEAFARER EXPLORATION CORP
filed 2024-11-26
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed with the Securities and Exchange Commission on November 14, 2024 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Service income	$6,614	$-	$9,784	$590

Operating Expenses
Consulting and contractor expenses	404,526	416,771	1,424,204	1,291,709
Vessel maintenance and dockage	39,903	62,175	178,720	292,690
Research and development	110,309	87,687	399,292	193,621
Professional fees	25,009	40,576	136,487	106,778
General and administrative expense	100,671	79,818	322,731	258,009
Depreciation and amortization expense	12,511	12,538	37,531	36,347
Rent expense	6,156	6,626	33,187	30,813
Travel and entertainment expense	40,973	26,568	132,350	73,034
Total operating expenses	740,058	732,759	2,664,502	2,283,001

Net loss from operations	(733,444)	(732,759)	(2,654,718)	(2,282,411)

Other income (expense)
Interest expense	(36,201)	(20,314)	(218,770)	(54,564)
Loss on disposal of assets	8,520	-	8,520	-
Loss on extinguishment of debt	(7,949)	(1,449)	(196,774)	(23,048)
Total other income (expenses)	(35,630)	(21,763)	(407,024)	(77,612)

Loss before income tax	(769,074)	(754,522)	(3,061,742)	(2,360,023)
Provision for income tax	-	-	-	-

Net loss	$(769,074)	$(754,522)	$(3,061,742)	$(2,360,023)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,639,552,170	7,685,158,594	8,550,619,383	7,574,235,063

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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	7	$-	60	$-	7,172,668,896	$717,268	71,969,820	$7,197	$22,947,138	$(25,166,812)	$(1,495,697)

Common stock issued for cash	-	-	-	-	228,859,347	22,885	(40,083,333)	(4,008)	507,123	-	526,000

Stock issued as charitable donation	-	-	-	-	1,000,000	100	-	-	7,100	-	7,200

Stock issued for services	-	-	-	-	97,201,415	9,720	(3,015,276)	(301)	645,352	-	654,771

Net Loss	-	-	-	-	-	-	-	-	-	(991,370)	(991,370)

Balance March 31, 2023	7	-	60	-	7,499,729,658	749,973	28,871,211	2,888	24,106,713	(26,158,182)	(1,298,608)

Common stock issued for cash	-	-	-	-	128,816,667	12,882	75,833,333	7,583	378,885	-	399,350

Stock issued for loan origination fee	-	-	-	-	1,000,000	100	-	-	3,700	-	3,800

Stock issued for services	-	-	-	-	4,166,700	417	3,342,954	334	27,499	-	28,250

Stock issued to settle accounts payable	-	-	-	-	6,776,250	677	-	-	22,902	-	23,579

Stock issued to accrued interest	-	-	-	-	12,010,537	1,202	-	-	39,635	-	40,837

Net Loss	-	-	-	-	-	-	-	-	-	(614,131)	(614,131)

Balance June 30, 2023	7	$-	60	$-	7,652,499,812	$765,251	108,047,498	$10,805	$24,579,334	$(26,772,313)	$(1,416,923)

Common stock issued for cash	-	-	-	-	375,000,000	37,500	24,302,001	2,430	765,522	-	805,452

Stock issued for loan origination fee	-	-	-	-	500,000	50	2,000,000	200	9,950	-	10,200

Stock issued for services	-	-	-	-	24,009,632	2,401	(1,295,335)	(130)	73,729	-	76,000

Stock issued to settle accounts payable	-	-	-	-	1,000,000	100	-	-	3,350	-	3,450

Net Loss	-	-	-	-	-	-	-	-	-	(754,522)	(754,522)

Balance September 30, 2023	7	$-	60	$-	8,053,009,444	$805,302	133,054,164	$13,305	$25,431,883	$(27,526,838)	$(1,276,343)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,061,742)	$(2,360,023)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,395	16,395
Amortization of right of use asset, finance	21,136	19,952
Amortization of right of use asset, facilities	13,738	(5,820)
Amortization of beneficial of loan fees	67,214	-
Amortization of unearned compensation	-	195,125
Common stock issued for services	368,215	505,250
Common stock issued for a charitable contribution	-	7,200
Common stock issued in payment of a vessel rental	30,000	-
Common stock issued as equity kicker	48,134	-
Loss on extinguishment of debt	196,774	-
Gain on disposal of assets	8,520
Financing fees on debt	-	14,000
Decrease (increase) in:
Deposits and other prepaids	(9,958)	-
Increase (decrease) in:
Accounts payable and accrued expenses	59,615	(33,733)
Operating lease liability	(13,564)	-
Finance lease liability	(18,033)	-
Net cash used in operating activities	(2,273,556)	(1,641,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(2,000)
Net cash used in investing activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,524,250	1,730,802
Proceeds from the issuance of convertible notes payable	150,000	120,000
Proceeds from the issuance of notes payable	500,000	-
Proceeds from the issuance of notes payable, related party	-	105,000
Payments on notes payable, in default	(100,000)	-
Payments on notes payable	-	(6,000)
Payments to shareholders	-	(2,400)
Net cash provided by financing activities	2,074,250	1,947,402

NET INCREASE IN CASH	(199,306)	303,748
CASH, BEGINNING OF PERIOD	606,267	177,409
CASH, END OF PERIOD	$406,961	$481,157

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Accrued interest converted to common stock	$-	$40,837
Principal and accrued interest converted to common stock	$319,774	$-
Financing lease liabilities and right of use asset	$-	$142,936
Facilities lease liabilities and right of use asset	$-	$37,502

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAFARER EXPLORATION CORP.

Date: November 25, 2024	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 25, 2024	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 25, 2024	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 25, 2024	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 25, 2024	By:	/s/ Bradford Clark
Bradford Clark, Director