Form 10-K
period 2024-12-31
SEAFARER EXPLORATION CORP
filed 2025-03-31
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $74,317,423 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2025 the Registrant had 9,226,532,833 outstanding shares of its common stock, $0.0001 par value.

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

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future historic shipwreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed with the exception of the Company’s proprietary SeaSearcher device which is still in development. Additional scientists have been hired as consultants to assist in these endeavors. The development of the SeaSearcher has had numerous technical delays and ongoing technological issues. The ongoing cost of SeaSearcher development is substantial and is an additional and significant financial hurdle for the Company. Seafarer believes the advancement of this technology is important for the advancement of the field of archaeology.

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

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. Based on our historical rate of expenditures, the Company expects to expend its available cash in three months or less from March 26, 2025. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations. If the Company is not able to continue to raise capital, then it will be forced to cease its operations, which would likely result in both the complete loss of all capital invested in and loans provided to the Company.

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

Companies such as Seafarer that do not generate significant cash flow to cover expenses must rely on outside financing, which carries a very high degree of risk due to the fact that it may become extremely challenging or impossible to obtain such outside financing. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company’s business plan and expenditures. During the years ended December 31, 2024 and 2023, we did not generate any significant revenues from continuing operations. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of all investors’ capital in the Company.

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

Due to these and other factors, the Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. As discussed in Note 2 – Going Concern to our consolidated financial statements for the years ended December 31, 2024 and 2023, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Based on our financial results as of December 31, 2024, there are substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s net losses were $3,896,719 for the year ended December 31, 2024 and $3,180,646 for the year ended December 31, 2023. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Litigation

The Company has been engaged in various litigations in the past (please see Item 3. Legal Proceedings below). In the future the Company could be subject to litigation. Potential future litigations could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition.

Historic Shipwreck Exploration and Recovery in Florida

The Company operates year-round, with some years having better diving in the winter and some years in the summer. Good weather conditions may allow operations to extend into the fall and winter months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions may hamper year round historical shipwreck exploration and recovery efforts when the Company is operating in waters off of the coast of Florida and significantly limit the amount of days that the Company is able to conduct operations. Management believes that in the past seventeen years there have been fewer days to work due to waves, winds and currents.

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

Melbourne Beach

There is a purported historic shipwreck site located in the waters off of Melbourne Beach, Florida that the Company has been investigating. In February 2013, the Company signed an agreement with a third party who previously explored this site for the right to investigate the site. In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC (“MAP”), with the formation of Seafarer’s Quest, LLC (“SQ”). SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contract holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 60% of such artifact recovery. Seafarer has 50% ownership and is the designated management of SQ. In November of 2019, the Company and MAP agreed to modify the partnership agreement so that the Company receives 80% and MAP receives 20% of any artifacts that are recovered after the state of Florida receives its anticipated 20% under any potential future recovery permits, which none such recovery permits have been applied for or issued as of the date of this filing. The Company will continue to scan area 1 and area 2 on the Melbourne Beach site with the SeaSearcher and magnetometer as weather permits.

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

Per Florida Statutes, Seafarer made a timely request for renewal of the 2019 permit for Areas 1 and 2 on July 29, 2021. In January of 2022, Seafarer received notification from the Florida Division of Historical Resources (“FDHR”) that its permits for Areas 1 and 2, which expired on January 19, 2022, has been continued indefinitely while the renewal request was being processed. The existing permits for Areas 1 and 2 were renewed on March 22, 2024 and are valid until March 21, 2027.

Certain Agreements

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of December 31, 2024, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

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

None.

Item 2. Properties.

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.

Operations/Dive House

The Company is using temporary storage space for its equipment and is actively looking for a new location to house divers and equipment

Item 3. Legal Proceedings.

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

On September 6, 2024, the Plaintiff, Diane McConnell filed suite against Seafarer Exploration Corporation and Kyle Kennedy in the County Court of Brevard County, Florida. The suit alleges breach of contract and negligence regarding the maintenance and upkeep of a residential property. Seafarer leased the property from Plaintiff, as lodging for boat captains and crew. The lease was without incident for nearly ten years until the Plaintiff decided to sell the property and subsidize Plaintiff’s remodeling effort through the initiation of this suit. The Plaintiff’s claims are meritless, as the Complaint fails to state a cause of action for breach of contract and fails to identify any provision of the lease agreement that Defendants have allegedly breached. Plaintiff also has suffered no compensatory damages resulting from any alleged breach of contract. Plaintiff is improperly seeking to pass wear and tear and maintenance costs to Defendants after the conclusion of a decade long residential tenancy. Plaintiff’s claim for breach of contract against Defendant Kennedy is barred as he is not a party to the subject Lease and is not a proper party to this action. Kennedy did not sign the Lease in his individual capacity but only on behalf of Seafarer, and he does not have privity of contract with Plaintiff. In February 2025, the Plaintiff presented a formal Proposal for Settlement requesting a one-time payment of $13,000 in exchange for the dismissal of the lawsuit with prejudice (and with everyone bearing their own fees and costs). Defendant rejected the Settlement Offer, perceiving it to be tantamount to extortion. On March 14th, 2025, Defendant filed its answer to the Complaint along with affirmative defenses and two counterclaims – i) one for breach of contract and ii) one for breach of duty of good faith. Defendant is seeking suit costs, plus interest, and attorney’s fees.

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

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0309 and $0.0032 for the year ended December 31, 2024, and $0.0100 and $0.0025 for the year ended December 31, 2023. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low intraday prices for our common stock during each quarter for 2024 and 2023 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2023	0.0100	0.0037
June 30, 2023	0.0060	0.0025
September 30, 2023	0.0083	0.0027
December 31, 2023	0.0077	0.0034
March 31, 2024	0.0309	0.0036
June 30, 2024	0.0295	0.0050
September 30, 2024	0.0107	0.0049
December 31, 2024	0.0089	0.0032

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

Approximate Number of Holders of Common Stock

As of December 31, 2024, there were approximately 2,167 shareholders of record of our common stock, of which there is an indeterminate amount of shareholders holding shares of our common stock in street name.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2024 and 2023. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company’s future earnings, if any, the Company’s financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales and Other Issuances of Unregistered Securities

During the year ended December 31, 2024, the Company issued 66,841,430 shares for various consulting services for board of directors’ fees, advisory council fees, and fees to other service providers. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the year ended December 31, 2024, the Company entered into subscription agreements to sell 480,272,223 shares of its restricted common stock in exchange for proceeds of $1,804,166. The proceeds received were used for general corporate purposes, working capital and the repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2024, the Company issued 4,500,000 shares of restricted common stock as loan origination fees. The Company issued 66,196,060 shares of restricted common stock to settle notes payable and accrued interest. The Company issued 5,715,571 shares of restricted common stock to settle accounts payable. The Company issued 3,000,000 shares of restricted common stock to lease a vessel. The Company issued 10,000,000 shares of restricted common stock for a loan extension. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2024 and 2023, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Warrants

The Company did not issue any warrants during the years ended December 31, 2024 and 2023. Please see Note 6 – Stockholders’ Deficit for a list of warrants outstanding at December 31, 2024 and 2023.

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

In order to potentially find more efficient methods to explore and document historical shipwrecks, the Company has investigated various technologies and non-scientific methodologies. To the present date, none of these technologies have been proven to work with the exception of the SeaSearcher, which has been developed to scan historic shipwreck sites for both ferrous and nonferrous artifacts. The ongoing developmental work and improvements to the SeaSearcher have been expensive and Management anticipates that the expenses for these development costs will continue to be incurred for the foreseeable future. Advances in algorithms and artificial intelligence (AI) will continue indefinitely while the present model can be currently used in the field. The Company will continue to experiment with unproven technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which has and will result in considerable expenses, with the ultimate goal of saving time and money.

The Company continues to review revenue producing opportunities including joint ventures and partnerships with other companies and potentially governmental agencies. Blockchain has a strategic partnership to provide referrals to a blockchain software services provider and receive referral fees when the referrals lead to closed business for the blockchain software services company. COVID-19, pricing issues, long sales cycles, and various other reasons have considerably slowed Blockchain’s progress and it has not generated any revenues during 2023 or 2024.

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

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed some research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has worked in combination with its technology development partner, Wild Manta Labs, to build a research and conservation lab with full x-ray equipment and detailed metal identification analysis.

●	Griding a 300 by 300 foot area at the Juno Beach shipwreck location in the ballast pile and scanning with the SeaSearcher.

●	The Company has generated very limited revenues to date. Management does not believe that the Company will generate any significant revenues for the foreseeable future.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies. The Company is actively looking to work with revenue producing companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technologies. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. To date there have been numerous technical delays in the development of the SeaSearcher. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive for a small company.

●	The Company has investigated media opportunities to develop content centered on its specific historic shipwreck exploration and recovery activities as well as the historic shipwreck and related historical period genre in general and will continue to evaluate various media strategies.

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

The reasons for a lengthy permitting process may be due to a number of potential factors including but not limited to requests by permitting agencies for additional information, submitted applications that need to be revised or updated, newly discovered information that needs to be added to an application or agreement, changes to either the agreement or permit terms or revisions to other information contained in the permit, excessive administrative time lags at permitting agencies, work halts based on biased predispositions with no authority given by rule 1A-31, etc. Existing permits and agreements may be put on hold or suspended without notice for lengthy periods of time due to administrative issues and disagreements over the terms and conditions. The length of time it takes to obtain permits, enter into agreements, or rectify any conditions that are causing a permit to be suspended or on hold has caused the Company to expend significant resources while gearing up to do work with little or no visibility as to timing.

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

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2025.

At December 31, 2024 and 2023, the Company had working capital deficits of $3,002,457 and $1,789,848, respectively. Such working capital deficit may indicate that there is substantial risk to the continued viability of the Company and that there is a high degree of risk that the Company could become insolvent due to this significant working capital deficit and the lack of meaningful cash flow from its operations. Additionally, the Company’s total liabilities at December 31, 2024 and 2023 were $3,100,595 and $2,542,732, respectively. The increase in total debt is largely attributable to increases in notes payable and convertible notes payable. The Company does not currently generate the cash flow required to service this debt. Unless the Company is able to generate cash flows from operations then some, or all, of the debt that is not already in default will likely become in default. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Summary of the Year Ended December 31, 2024 Results of Operations Compared to the Year Ended December 31, 2023

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the years ended December 31, 2024 and 2023, the Company generated $16,303 and $19,235 in revenue respectively, a decrease of 15%, which is shown as service income on the accompanying consolidated statements of operations.

Operating Expenses

Operating expenses were $3,356,551 for the year ended December 31, 2024 versus $3,070,726 for the year ended December 31, 2023, an increase of $285,825 or approximately 9%. Although the growth in the rate of inflation has moderated somewhat in 2024, the elevated price environment has continued to pressure costs relating to many of the Company’s expenses. The increase in operating expenses in 2024 was primarily due to a $165,006 increase in research and development expenses, a $101,126 increase in general and administrative expenses, an increase in professional fees of $66,971, and a $63,007 increase in travel and entertainment expenses. These expense increases offset a $123,900 decrease in vessel maintenance and dockage expenses in 2024. The Company is actively reviewing expenses in an effort to identify opportunities to ameliorate rising costs due to inflationary pressures.

Other Income (Expenses)

Other income (expense) was $(556,471) during the year ended December 31, 2024 versus $(129,155) during the year ended December 31, 2023. The 331% increase in other expense in 2024 was primarily due to a $263,727 increase in interest expenses and a $172,109 increase in loss on extinguishment of debt. Interest expense increased in 2024 due to the amortization of debt discounts and increase in convertible notes payable and notes payable. The increase in the loss on extinguishment of debt in 2024 was due to the conversion of the principal balance and accrued interest on convertible notes payable.

Net Losses

The Company’s net loss for the years ended December 31, 2024 and 2023 was $3,896,719, and $3,180,646, respectfully, a year-over-year increase of approximately 23%. Net losses increased in 2024 due to increases in operating expenses and other expenses.

Cash Flows from Operating Activities

For the year ended December 31, 2024 net cash flows used in operating activities was $2,868,920.

For the year ended December 31, 2023 net cash flows used in operating activities was $2,313,688.

Cash flows used in operating activities increased in 2024 due to the primarily due to the increase in the Company’s net losses from operations, increase in loss on extinguishment of debt, and increase in accounts payable and accrued expenses which offset decreases in common stock issued for services and depreciation.

Cash Flows from Investing Activities

For the year ended December 31, 2024 net cash flows used in investing activities was $(58,406).

For the year ended December 31, 2023 net cash flows used in investing activities was $0.

Cash flows used in investing activities increased due to the purchase of equipment for the Company’s operations.

Cash Flows from Financing Activities

For the year ended December 31, 2024 net cash provided by financing activities was $2,344,755.

For the year ended December 31, 2023 net cash provided by financing activities was $2,742,546.

Cash flows provided by financing activities decreased in 2024 primarily due to a decrease in the proceeds from the issuance of common stock.

Liquidity and Capital Resources

At December 31, 2024, the Company had $23,696 cash in the bank. During the years ended December 31, 2024 and 2023 the Company incurred net losses of $3,896,719 and $3,180,646, respectively. At December 31, 2024, the Company had $26,673 in current assets and $3,029,130 in current liabilities, leaving the Company a working capital deficit of $3,002,457.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the years ended December 31, 2024 and December 31, 2023. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2024 and 2023 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2024 and 2023, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2024, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $3,340,248 for the year ended December 31, 2024 and $3,051,491 for the year ended December 31, 2023. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate positive cash flow or a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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
DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Seafarer Exploration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Stock Based Compensation

As described in Note 3 to the Company’s financial statements, the Company accounts for stock based compensation by applying the fair value method of ASC 718, which states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the company’s common stock and other pertinent factors at the grant date. Fully vested and non-forfeitable shares issued prior to the services being performed are classified as prepaid expenses.

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

/s/ Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 31, 2025

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Current assets
Cash	$23,696	$606,267
Prepaid consulting expense	2,228	18,935
Deposits and other prepaids	749	15,791
Total current assets	26,673	640,993

Property, plant and equipment, net	249,987	248,922
Right of use asset, net	11,740	30,290
Total Assets	$288,400	$920,205

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$636,074	$565,009
Deferred revenue	140,000	140,000
Convertible notes payable, net of discount of $10,525 and $0, respectively	139,476	-
Convertible notes payable, related parties	15,000	-
Convertible notes payable, in default	235,300	355,300
Convertible notes payable, in default - related parties	689,500	789,500
Notes payable, net of discount of $67,708 and $0, respectively	1,000,000	404,786
Notes payable, in default	112,000	112,000
Notes payable, in default - related parties	18,500	18,500
Shareholder loan	5,000	5,000
Operating lease liability, current	11,976	18,483
Finance lease liability, current	26,304	22,263
Total current liabilities	3,029,130	2,430,841

Operating lease liability, long-term	-	11,974
Finance lease liability, long-term	71,465	99,917
Total Liabilities	3,100,595	2,542,732

Commitments and contingencies (Note 7)

Stockholders' Deficit
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding at December 31, 2024 and 2023, 49,999,940 Series A preferred shares authorized.	-	-
Series B - 60 shares issued and outstanding at December 31, 2024 and 2023, 60 Series B preferred shares authorized.	-	-
Common stock, $0.0001 par value - 9,900,000,000 shares authorized; 8,944,932,833 and 8,314,141,446 shares issued and outstanding at December 31, 2024 and 2023	894,494	831,415
Common stock to be issued, $0.0001 par value, 33,039,877 and 31,039,877 shares outstanding at December 31, 2024 and 2023, respectively	3,304	3,104
Additional paid in capital	28,534,184	25,890,412
Accumulated deficit	(32,244,177)	(28,347,458)
Total Stockholders' Deficit	(2,812,195)	(1,622,527)
Total Liabilities and Stockholders' Deficit	$288,400	$920,205

See accompanying notes to the audited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Services revenue	$16,303	$19,235
Total revenue	16,303	19,235

Operating Expenses
Consulting and contractor expenses	1,752,382	1,750,806
Vessel maintenance and dockage	206,170	330,070
Research and development	490,162	325,156
Professional fees	192,451	125,480
General and administrative expense	460,170	359,044
Depreciation and amortization expense	57,342	48,775
Rent expense	41,800	38,328
Travel and entertainment expense	156,074	93,067
Total operating expenses	3,356,551	3,070,726

Net loss from operations	(3,340,248)	(3,051,491)

Other income (expense)
Interest expense	(368,528)	(104,801)
Gain on disposal of assets	8,520	-
Loss on extinguishment of debt	(196,463)	(24,354)
Total other expenses	(556,471)	(129,155)

Net loss	$(3,896,719)	$(3,180,646)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	8,635,194,094	7,741,579,477

See accompanying notes to the audited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022	7	$-	60	$-	7,172,668,896	$717,268	71,969,820	$7,197	$22,947,138	$(25,166,812)	$(1,495,209)

Common stock issued for cash	-	-	-	-	950,776,349	95,077	(41,748,000)	(4,175)	1,955,800	-	2,046,702

Stock issued for services	-	-	-	-	147,127,747	14,713	(1,181,943)	(118)	789,578	-	804,173

Stock issued in exchange for leasing a vessel	-	-	-	-	1,000,000	100	-	-	6,600	-	6,700

Stock issued as charitable donation	-	-	-	-	1,000,000	100	-	-	7,100	-	7,200

Stock issued to accrued interest	-	-	-	-	12,010,537	1,202	-	-	39,635	-	40,837

Stock issued to settle accounts payable	-	-	-	-	8,057,917	805	-	-	28,144	-	28,949

Stock issued for loan origination fee	-	-	-	-	21,500,000	2,150	2,000,000	200	116,417	-	118,767

Net Loss	-	-	-	-	-	-	-	-	-	(3,180,646)	(3,180,646)

Balance December 31, 2023	7	$-	60	$-	8,314,141,446	$831,415	31,039,877	$3,104	$25,890,412	$(28,347,458)	$(1,622,527)

Common stock issued for cash	-	-	-	-	480,272,223	48,027	4,000,000	400	1,755,739	-	1,804,166

Stock issued for loan origination fee	-	-	-	-	4,500,000	450	(2,000,000)	(200)	45,580	-	45,830

Stock issued for services	-	-	-	-	66,841,430	6,684	-	-	362,720	-	369,404

Stock issued to settle accounts payable	-	-	-	-	5,715,571	572	-	-	36,091	-	36,663

Stock issued in exchange for leasing a vessel	-	-	-	-	3,000,000	300	-	-	29,700	-	30,000

Stock issued for loan extension	-	-	-	-	10,000,000	1,000	-	-	51,000	-	52,000

Conversion of notes payable and accrued interest	-	-	-	-	66,196,060	6,619	-	-	313,155	-	319,774

Cancellation of shares	-	-	-	-	(10,800,564)	(1,080)	-	-	2,160	-	1,080

Equity kicker	-	-	-	-	5,066,667	507	-	-	47,627	-	48,134

Net Loss	-	-	-	-	-	-	-	-	-	(3,896,719)	(3,896,719)

Balance December 31, 2024	7	$-	60	$-	8,944,932,833	$894,494	33,039,877	$3,304	$28,534,184	$(32,244,177)	$(2,812,195)

See accompanying notes to the audited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,896,719)	$(3,180,646)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	29,162	48,775
Amortization of right of use asset, finance	28,180	-
Amortization of right of use asset, facilities	18,549	17,673
Amortization of beneficial conversion feature and loan fees	130,520	23,554
Amortization of unearned compensation	-	246,453
Common stock issued for services	369,404	539,273
Common stock issued for a charitable contribution	-	7,200
Common stock issued in payment of a vessel rental	30,000	6,700
Common stock issued as equity kicker	48,134	-
Stock issued for loan extension	52,000	-
Loss on extinguishment of debt	196,463	24,354
Gain on disposal of assets	(8,520)	-
Financing fees on debt	-	4,595
Decrease (increase) in:
Prepaid expenses and deposits	16,707	15,041
Increase (decrease) in:
Accounts payable and accrued expenses	135,681	(18,726)
Operating lease liability	(18,481)	(17,852)
Net cash used by operating activities	(2,868,920)	(2,313,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(58,406)	-
Net cash used in investing activities	(58,406)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,804,166	2,046,702
Proceeds from the issuance of convertible notes payable	150,000	120,000
Proceeds from the issuance of notes payable	500,000	500,000
Proceeds from the issuance of notes payable, related party	15,000	105,000
Finance lease liability	(24,411)	(20,756)
Payments on notes payable, in default	(100,000)	-
Payments on notes payable	-	(6,000)
Payments to shareholders	-	(2,400)
Net cash provided by financing activities	2,344,755	2,742,546

NET (DECREASE) INCREASE IN CASH	(582,571)	428,858
CASH, BEGINNING OF PERIOD	606,267	177,409
CASH, END OF PERIOD	$23,696	$606,267

Supplemental disclosure of cash flow information
Cash paid for interest expense	$51,847	$15,314
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Principal and accrued interest converted to common stock	$274,970	$40,837
Accrued interest converted to common stock	$44,804	$-
Financing lease liabilities and right of use asset	$-	$142,936
Facilities lease liabilities and right of use asset	$-	$37,502
Stock issued to settle accounts payable	$36,663	$-

See accompanying notes to the audited consolidated financial statements.

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $32,244,177 as of December 31, 2024. During the year ended December 31, 2024, the Company’s net loss was $3,896,719. For the years ended December 31, 2024 and 2023, the Company had $16,303 and $19,235 in revenues, and net losses of $3,896,719 and $3,180,646, respectively. The Company had net cash used in operations of $2,868,920 for the year ended December 31, 2024. Additionally, as of December 31, 2024, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,002,457, $2,812,195, and $32,244,177, respectively. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these consolidated financial statements. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 31, 2025. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation and the rising cost of fuel. The Federal Reserve (the “Fed’) observed that while inflation growth has moderated in 2024, inflation was still above the Fed’s target of 2% per year for the foreseeable future. The increasing inflation in the overall economy that lead to higher interest rates may make it more expensive and/or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and the recent rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. The increase in the cost of fuel may hamper the Company’s ability to conduct operations.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2024 and 2023. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. During the years ended December 31, 2024 and 2023, the Company had a concentration of cash in one bank. At December 31, 2024, the Company did not have deposits that were in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $490,162 and $325,156 for the years ended December 31, 2024 and 2023, respectively.

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

During the year ended December 31, 2021, the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at December 31, 2024 and 2023 as deferred revenue, as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the years ended December 31, 2024 and 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of December 31, 2024 and 2023, there were approximately 614,698,668 and 824,048,635 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020 the Company purchased a vehicle with an estimated useful life of seven years. As of December 31, 2024, these are the only capital assets owned by the Company.

Depreciation expense was $29,161 for the year ended December 31, 2024 and $21,860 for the year ended December 31, 2023, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended December 31, 2024 and 2023.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended December 31, 2024 and 2023 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the years ended December 31, 2024 and 2023 (see Note 9 – Segment Information).

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

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

Subsequent Events

It is the Company’s policy to evaluate all events that occur after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.

Recent Accounting Pronouncements

All other recent accounting pronouncements, to include ASU 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures, issued by the FASB, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 1, 2020 through July 31, 2023 with base month rents of $1,475 from July 1, 2020 to June 30, 2021, $1,519 from July 1, 2021 to June 30, 2022, $1,564 from July 1, 2022 to June 30, 2023 and $1,611 from July 1, 2023 to July 31, 2023. The Company entered into an amended lease agreement commencing on August 1, 2023 through July 31, 2025 with base month rents of $1,612 from August 1, 2023 to June 31, 2024 and $1,676 from August 1, 2024 to July 31, 2025. Under the terms of the lease there may be additional fees charged above the base monthly rental fee. During the years ended December 31, 2024 and 2023, the Company recorded $18,763 and $17,792 as operating lease expense, respectively, which is included in rent expense on the consolidated statements of operations.

On July 1, 2020, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $48,957.

On August 1, 2023, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $37,502.

Right-of-use assets at December 31, 2024 and 2023 are summarized below:

	December 31, 2024	December 31, 2023
Office lease	$37,502	$37,502
Less accumulated amortization	(25,762)	(7,212)
Right of use assets, net	$11,740	$30,290

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating Lease liabilities are summarized below:

	December 31, 2024	December 31, 2023
Office lease	$11,976	$30,457
Less: current portion	(11,976)	(18,483)
Long term portion	$-	$11,974

Maturity of lease liabilities are as follows:

Year ended December 31, 2025	$12,261
Total future minimum lease payments	12,261
Less: Present value discount	(285)
Lease liability	$11,976

Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

☐	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

☐	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

☐	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	December 31,	December 31,
	2024	2023
Vehicle lease	$53,100	$53,100
Vessel lease	70,849	61,607
Sonar lease	18,987	18,987
	142,936	133,694
Less accumulated amortization	(55,096)	(17,673)
Finance right of use asset	$87,840	$116,021

Finance lease liabilities are summarized below:

	December 31,	December 31,
	2024	2023
Vehicle lease	$35,944	$45,034
Vessel lease	47,957	60,085
Sonar lease	13,868	17,061
	97,769	122,180
Less: current portion	(26,304)	(22,263)
Long term portion	$71,465	$99,917

Maturity of lease liabilities are as follows:

Year Ended December 31, 2025	$37,758
Year Ended December 31, 2026	37,758
Year Ended December 31, 2027	37,758
Year Ended December 31, 2028	4,414
Total future minimum lease payments	117,688
Less imputed interest	(19,919)
PV of payments	$97,769

Expenses incurred with respect to the Company’s finance leases during the years ended December 31, 2024 and 2023 which are included in general and administrative expenses on the consolidated statements of operations are set forth below.

	December 31,	December 31,
	2024	2023
Finance lease amortization	$28,180	$0
Finance lease interest	13,348	11,534
Total finance lease expense	$41,528	$11,534

The weighted average remaining lease term and the weighted average discount rate on the finance leases at December 31, 2024 and 2023 are set forth below.

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term	3.11 years	4.17 years
Weighted average discount rate	12%	12%

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2024 and 2023:

	Issue Date	Maturity Date	December 31, 2024	December 31, 2023	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	03/18/24	03/18/25	$50,000	$-	6.00%	$0.002
	03/28/24	03/28/25	100,000	-	6.00%	0.002
Total			150,000	-
Less unamortized discounts			(10,526)	-
Balance convertible notes payable			$139,476	$-

	Issue Date	Maturity Date	December 31, 2024	December 31, 2023	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties
	12/11/24	06/11/25	$15,000	$-	6.00%	$0.0025
Balance convertible notes payable – related parties			$15,000	$-

	Issue Date	Maturity Date	December 31, 2024	December 31, 2023	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	$0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
	09/18/23	10/18/23	-	120,000	6.00%	0.0020
Balance convertible notes payable - in default			$235,300	$355,300

	Issue Date	Maturity Date	December 31, 2024	December 31, 2023	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
	01/09/09	01/09/10	$10,000	$10,000	10.00%	$0.0150
	01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
	01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
	01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
	07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
	01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
	05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
	07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
	10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
	07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
	01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
	07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
	01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
	02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
	08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
	01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
	03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
	04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
	04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
	05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
	05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
	06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
	06/20/18	09/12/18	500	500	6.00%	0.0007
	08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
	10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
	10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
	11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
	11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
	01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
	04/25/19	10/23/19	20,000	20,000	6.00%	0.0040
	06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
	09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
	11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
	11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
	12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
	01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
	08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
	08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
	08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
	10/31/21	04/13/22	3,000	3,000	2.00%	0.0020
	11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
	07/06/22	01/06/23	20,000	20,000	6.00%	0.0015
	07/29/22	01/28/23	10,000	10,000	6.00%	0.0020
	08/04/22	02/04/23	10,000	10,000	6.00%	0.0020
	07/24/23	09/24/23	5,000	5,000	1.00%	0.00175
	08/02/23	10/01/23	-	100,000	6.00%	0.0020

Balance convertible notes payable - related parties, in default			$689,500	$789,500

Balance all convertible notes payable			$1,079,276	$1,144,800

Notes Payable

The following tables reflect the notes payable at December 31, 2024 and 2023:

	Issue Date	Maturity Date	December 31, 2024	December 31, 2023	Rate
			Principal Balance	Principal Balance
Notes payable
	11/10/23	05/10/25	$500,000	$500,000	6.00%
	02/28/24	02/28/25	350,000	-	6.00%
	04/01/24	04/01/25	150,000	-	6.00%
Total			1,000,000	500,000
Less unamortized discounts			-	(95,214)
Balance notes payable			$1,000,000	$404,786

	Issue Date	Maturity Date	December 31, 2024	December 31, 2023	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	2,000	2,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
Balance notes payable – default			$112,000	$112,000

	Issue Date	Maturity Date	December 31, 2024	December 31, 2023	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$1,130,500	$535,286

Terms of Related Party Convertible Notes Payable and Related Party Notes Payable

The Company’s related party convertible notes payable and related party notes payable may contain terms that are not indicative of the terms that would normally be agreeable to non related third parties.

New Convertible Notes Payable Issued During the Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In February 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $350,000 in February 2024. Per the note agreement, the $350,000 received in February 2024 is due on February 28, 2025.

In March of 2024, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before March 18, 2025. The lender received 1,000,000 shares of the Company’s restricted common stock as a financing fee for providing the loan, which was recorded based on the relative fair value on the date of issuance in the amount of $14,571. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate that of $0.002 per share.

In March of 2024, the Company entered into a convertible promissory note agreement in the amount of $100,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before March 28, 2025. The lender received 1,500,000 shares of the Company’s restricted common stock as a financing fee for providing the loan, which was recorded based on the relative fair value on the date of the issuance in the amount $31,259. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate that of $0.002 per share. variable.

In April 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $150,000 in April 2024. Per the note agreement, the $150,000 received in April 2024 is due on April 1, 2025. The aggregate balance of the note payable at December 31, 2024 and December 31, 2023 is $1,000,000 and $500,000, respectively.

In December of 2024, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before June 11, 2025. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0025 per share.

During the year ended December 31, 2023, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In May of 2023, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note paid interest at a rate of 6% per annum and the principal and accrued interest was due on or before June 30, 2023. The lender received 1,000,000 shares of the Company’s restricted common stock as a financing fee for providing the loan, which was recorded based on the relative fair value on the date of the issuance in the amount of $3,547. The principal balance and accrued interest of $115 was repaid prior to December 31, 2023. At December 31, 2024 this note was in default.

In July of 2023, the Company entered into a convertible promissory note agreement in the amount of $5,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 1% per annum and the principal and accrued interest was due on or before September 24, 2023. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee, which was recorded based on the relative fair value on the date of issuance in the amount of $745. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00175 per share. At December 31, 2024 this note was in default.

In August of 2023, the Company entered into a promissory note agreement in the amount of $100,000 with a related party. This note paid interest at a rate of 6% per annum and the principal and accrued interest is due on or before October 2, 2023. The lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee,which was recorded based on the relative fair value on the date of the issuance in the amount of $3,825. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share. This note was repaid and the principal balance at December 31, 2024 was $0.

In September of 2023, the Company entered into a convertible promissory note agreement in the amount of $120,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before October 18, 2023. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.002 per share. This note was converted into shares of the Company’s common stock and the principal balance of the note at December 31, 2024 was $0.

In November 2023, the Company entered into a promissory note agreement in the amount of up to $1,000,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before November 10, 2024. The lender received 20,000,000 shares of the Company’s restricted common stock as a loan origination fee, which was recorded based on the relative fair value on the date of issuance in the amount of $110,650. The note is unsecured. The lender advanced $500,000 to the Company upon execution of the note agreement and agreed to provide an additional $500,000 upon written request of the Company. The note agreement further states that the Company will repay the amount of the loan balance on the one year anniversary dates from the receipt of the funding. There is no prepayment penalty if the Company repays the note prior to the due date. The term of the first $500,000 advanced to the Company under the note was extended until May 10, 2025 per agreement with the lender.

Repayment of Promissory Note

Period Ended December 31, 2024

During the year ended December 31, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at December 31, 2024.

During the year ended December 31, 2023, the Company repaid a total of $6,000 of the principal of a note payable with an original principal balance of $75,000 that was due on December 14, 2018. The remaining principal balance of the note at December 31, 2023 was $2,000.

Note Conversions

Period Ended December 31, 2024

The Company issued 61,104,658 shares of restricted common stock with a total share value of $274,970 to a limited liability company to settle $122,209 of the principal and accrued interest owed on a convertible note payable that was due on October 18, 2023. The balance of the convertible note was $0 at December 31, 2024.

The Company issued 5,091,402 shares of restricted common stock with a total share value of $44,804 to a related party to settle $12,405 of the accrued interest owed on sixteen convertible notes payable.

During the year ended December 31, 2023 there were no note conversions.

Shareholder Loan

At December 31, 2024 and December 31, 2023, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock. 49,999,940 Series A.and 60 Series B preferred shares are authorized.

Series A Preferred Stock

At December 31, 2024 and 2023, the Company had 49,999,940 Series A preferred shares authorized and seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

Series B Preferred Stock

At December 31, 2024 and 2023, the Company had 60 Series B preferred shares authorized and 60 shares of Series A preferred stock issued and outstanding. In 2014, the Board of Directors of the Company under the authority granted under Article V of the Articles of Incorporation, defined and created a new preferred series of shares from the 50,000,000 authorized preferred shares. Pursuant to Article V, the Board of Directors has the power to designate such shares and all powers and matters concerning such shares. Such share class shall be designated Preferred Class B. The preferred class was created for 60 Preferred Class B shares. Such shares each have a voting power equal to one percent of the outstanding shares issued (totaling 60%) at the time of any vote action as necessary for share votes under Florida law, with or without a shareholder meeting. Such shares are non-convertible to common stock of the Company and are not considered as convertible under any accounting measure. Such shares shall only be held by the Board of Directors as a Corporate body, and shall not be placed into any individual name. Such shares were considered issued at the time of this resolution’s adoption, and do not require a stock certificate to exist, unless selected to do so by the Board for representational purposes only. Such shares are considered for voting as a whole amount, and shall be voted for any matter by a majority vote of the Board of Directors. Such shares shall not be divisible among the Board members, and shall be voted as a whole either for or against such a vote upon the vote of the majority of the Board of Directors. In the event that there is any vote taken which results in a tie of a vote of the Board of Directors, the vote of the Chairman of the Board shall control the voting of such shares. Such shares are not transferable except in the case of a change of control of the Corporation when such shares shall continue to be held by the Board of Directors. Such shares have the authority to vote for all matters that require a share vote under Florida law and the Articles of Incorporation.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of December 31, 2024, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

Vessel and Trailer Rental and Purchase Agreement

In January of 2023, the Company entered into a rental and purchase agreement for a vessel and trailer. Under the terms of the agreement, the Company has the right to exclusive use of the vessel, a thirty four foot King Cat manufactured by Baha Cruisers, and trailer to be able to haul the vessel. The Company agreed to make a one time payment of 15,000,000 shares of its restricted common stock, with an agreed upon value of $30,000 for the purposes of the valuation of the vessel and trailer, and pay $1,557 per month for sixty months. The Company and the owner of the vessel and trailer agreed that the price of the shares for the purposes of the share price calculation was $0.002. Once the Company has paid the amount totaling the agreed upon purchase price of $100,000, the owner of the vessel agreed to transfer the title and ownership of the vessel and trailer to the Company. The lease is recorded under property, plant and equipment in the Company’s accompanying consolidated balance sheets.

Vehicle Rental and Purchase Agreement

In January of 2023, the Company entered into a rental and purchase agreement for a vehicle for use in the Company’s operations to tow vessels and other equipment. Under the terms of the agreement, the Company has the right to exclusive use of the vehicle, a 2021 Dodge RAM 3500. The Company agreed to make a one time payment of 11,242,350 shares of its restricted common stock, with an agreed upon value of $22,485 for the purposes of the valuation of the truck, and pay $1,167 per month for sixty two months. Once the Company has an amount totaling the payoff amount, $52,464, to the seller, the seller agreed to transfer title and ownership of the vehicle to the Company. The lease is recorded under property, plant and equipment in the Company’s accompanying consolidated balance sheets.

Sonar Rental and Purchase Agreement

In May of 2023, the Company entered into a rental and purchase agreement for sonar for use in the Company’s operations to scan, identify, and locate historic shipwreck sites. Under the terms of the agreement, the Company has the right to exclusive use of the sonar, a SSS-600K side scan sonar with total of 250 feet of cable, cable connector, laptop computer, software, GPS unit and hard carry case. The Company agreed to make a one time payment of 4,166,700 shares of its restricted common stock, with an agreed upon value of $83,334 for the purposes of the valuation of the sonar, and pay $422 per month for sixty two months. Once the Company has an amount totaling the payoff amount, $26,186, to the seller, the seller agreed to transfer title and ownership of the sonar to the Company. The lease is recorded under property, plant and equipment in the Company’s accompanying consolidated balance sheets.

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

On September 6, 2024, the Plaintiff, Diane McConnell filed suite against Seafarer Exploration Corporation and Kyle Kennedy in the County Court of Brevard County, Florida. The suit alleges breach of contract and negligence regarding the maintenance and upkeep of a residential property. Seafarer leased the property from Plaintiff, as lodging for boat captains and crew. The lease was without incident for nearly ten years until the Plaintiff decided to sell the property and subsidize Plaintiff’s remodeling effort through the initiation of this suit. The Plaintiff’s claims are meritless, as the Complaint fails to state a cause of action for breach of contract and fails to identify any provision of the lease agreement that Defendants have allegedly breached. Plaintiff also has suffered no compensatory damages resulting from any alleged breach of contract. Plaintiff is improperly seeking to pass wear and tear and maintenance costs to Defendants after the conclusion of a decade long residential tenancy. Plaintiff’s claim for breach of contract against Defendant Kennedy is barred as he is not a party to the subject Lease and is not a proper party to this action. Kennedy did not sign the Lease in his individual capacity but only on behalf of Seafarer, and he does not have privity of contract with Plaintiff. In February 2025, the Plaintiff presented a formal Proposal for Settlement requesting a one-time payment of $13,000 in exchange for the dismissal of the lawsuit with prejudice (and with everyone bearing their own fees and costs). Defendant rejected the Settlement Offer, perceiving it to be tantamount to extortion. On March 14th, 2025, Defendant filed its answer to the Complaint along with affirmative defenses and two counterclaims – i) one for breach of contract and ii) one for breach of duty of good faith. Defendant is seeking suit costs, plus interest, and attorney’s fees.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024 and 2023, the Company has had extensive dealings with related parties including the following:

Year Ended December 31, 2024:

During the year ended December 31, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at December 31, 2024.

In January of 2024, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the related party Board members via payment of 7,000,000 restricted shares of its common stock each, an aggregate total of 28,000,000 shares or $112,000, of which $111,386 was earned in 2024 and is shown in consulting and contractor expenses in the accompanying consolidated statements of operations.

In December of 2024, the Company entered into a promissory note agreement in the amount of $15,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before June 11, 2025. The lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0025 per share.

Year ended December 31, 2023:

In January of 2023, the Company extended the term of previous agreements with two individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the related party Board members via payment of 10,000,000 restricted shares of its common stock each, an aggregate total of 20,000,000 shares or $144,000, of which $204,164 was earned in 2023 and is shown in consulting and contractor expenses in the accompanying consolidated statements of operations.

In July of 2023, the Company entered into a convertible promissory note agreement in the amount of $5,000 with a related party who is a member of the Board of Directors. This note pays interest at a rate of 1% per annum and the principal and accrued interest was due on or before September 24, 2023. The lender received 500,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.00175 per share. At December 31, 2024 this note was in default.

In August of 2023, the Company entered into a promissory note agreement in the amount of $100,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before October 2, 2023. The Company agreed to pay the lender 2,000,000 shares of the its restricted common stock as a loan origination fee. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0020 per share.  This note was repaid and the principal balance at December 31, 2024 was $0.

Additional related party transactions:

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to pay the related party limited liability company a variable amount per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform periodic background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2024 and 2023, the Company paid the related party limited liability company consulting fees of $60,503 and $38,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2024 and 2023, the Company owed the related party limited liability company $0.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2024 and 2023, the Company paid the related party limited liability company fees of $8,424 and $6,637 respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2023, the Company issued the related party limited liability company 5,576,250 shares of restricted common stock to settle $11,153 of fees owed for transfer agency services. All of the fees paid to the related party limited liability company are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2024 and 2023, the Company owed the related party limited liability company $0.

During the years ended December 31, 2024 and 2023, the Company paid a person who is related to the Company’s CEO consulting fees of $0 and $27,000, respectively, for assistance with social media and administrative services. At December 31, 2024 and 2023, the Company owed the related party limited liability company $0.

During the years ended December 31, 2024 and 2023, the Company paid fees of $53,000 and $43,300 to one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors. At December 31, 2024 and 2023, the Company owed the related party $0.

During the years ended December 31, 2024 and 2023, the Company paid fees of $22,000 to a limited liability company controlled by one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors. At December 31, 2024 and 2023, the Company owed the related party $0.

The Company’s related party transactions and amounts are not necessarily indicative of the terms that would normally be agreeable to non related third parties.

Shareholder Loan

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At December 31, 2024 and 2023, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 9 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the years ended December 31, 2024 and 2023 incurred by the two separate segments below.

During the years ended December 31, 2024 and 2023, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the year ended December 31, 2024 is as follows:

	December 31, 2024	December 31, 2024	December 31, 2024
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$16,303	$16,303

Total operating expenses	-	3,356,551	3,356,551

Net loss from operations	$-	$(3,340,248)	$(3,340,248)

Segment information relating to the Company’s two operating segments for the year ended December 31, 2023 is as follows:

	December 31, 2023	December 31, 2023	December 31, 2023
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$19,235	$19,235

Total operating expenses	-	3,070,726	3,070,726

Net loss from operations	$-	$(3,051,491)	$(3,051,491)

The following information shows information for the total assets relating to the Company’s two operating segments for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2024	December 31, 2024
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Total assets	$-	$288,400	$288,400

	December 31, 2023	December 31, 2023	December 31, 2023
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Total assets	$-	$920,205	$920,205

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2024 and 2023, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2024	2023

Net operating loss carry-forward	$8,048,147	$7,075,526
Valuation allowance	(8,048,147)	(7,075,526)
Net deferred tax asset (liability)	$-	$-

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. The valuation allowance at December 31, 2024 was $8,048,147 and as of December 31, 2023 was $7,075,226 .  The net change in allowance during the year ended December 31, 2024 was $972,261.  During the year ended December 31, 2024 and 2023, the net operating losses were $972,261 and $793,889, respectively.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expenses in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2024.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2024 and 2023:

	For the Year	For the Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(3.96)%	(3.96)%
	(24.96)%	(24.96)%
Valuation allowance	24.96%	24.96%
Effective rate	0.00%	0.00%

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2024, the Company sold or issued additional shares of its restricted common stock as follows:

-	267,500,000 shares were issued under subscription agreements for proceeds of $553,000; and

-	14,100,000 shares with a total value of $62,400 were issued for services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Change in Audit Firms

On June 12, 2024 Seafarer Exploration Corp. notified Accell Audit and Compliance, LLC (“Accell”), the Company’s independent accounting firm, that it had elected to change accounting firms and, therefore, was dismissing Accell. On August 9, 2024, the Company appointed Astra Audit & Advisory, LLC (“Astra”) as its new independent accounting firm.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2024. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely recording, processing, summarizing and reporting financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely recording, processing, summarizing and reporting financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of December 31, 2024, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2024.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	65	President, CEO, Chairman of the Board
Charles Branscumb	64	Director
Robert L. Kennedy	73	Director
Bradford Clark	55	Director
Thomas Soeder	78	Director

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

Reliance on Certain Key Individuals

The Company believes that its future success will depend on the abilities and continued service of its CEO, Kyle Kennedy, and some of its consultants and advisors. If Seafarer was not be able to retain Mr. Kennedy as the Company’s CEO, then the Board of Directors believes the Company would very likely suffer serious adverse and material consequences. Seafarer also utilizes the services of several key consultants and advisors who have been very instrumental in the growth and development of the Company, particularly in the areas of corporate financial consulting, strategic planning, corporate advisory services, archeological research and diving operations. The Company believes that it is very important to its long-term success to retain the services of these consultants and advisors.

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/24	$223,012	$77,000	-	-	-	-	$11,915	$311,927
	12/31/23	$225,730	-	-	-	-	-	$10,713	$236,443

(1)	Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2024 and 2023. As of January 1, 2020 the Company’s Board of Directors agreed that the Company will provide a salary and other compensation to Mr. Kennedy after he did not receive a salary or any stock based compensation in years prior to 2020. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the East Coast of Florida and the Company’s headquarters are located on the West Coast of Florida. The Company determined that it would be more cost effective for Mr. Kennedy to use his personal vehicle to travel on Company business rather than to lease a car for him. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company related travel. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his personal vehicle for Company business and reimburses him for various other Company business related expenses. The Company reimbursed or advanced to Mr. Kennedy $17,094 in 2024 and $14,409 in 2023 for travel related expenses and other Company expenses. The Company also paid $4,856 in 2024 and $3,950 in 2023 for Mr. Kennedy’s cellular telephone, text, and wireless data plan.

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

Directors Summary Compensation Table

The following table shows the fees paid to the Company’s Board of Directors for the years ending December 31, 2024 and 2023 for their work as members of the Board of Directors:

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/2024	-	-	-	-	-	-	-	-
	12/31/2023	-	-	-	-	-	-	-	-

Charles Branscum (2)	12/31/2024	-	-	28,000	-	-	-	-	28,000
	12/31/2023	-	-	72,000	-	-	-	-	72,000

Dr. Robert Kennedy (3)	12/31/2024	-	-	28,000	-	-	-	-	28,000
	12/31/2023	-	-	72,000	-	-	-	-	72,000

Bradford Clark (4)	12/31/2024	-	-	28,000	-	-	-	-	28,000
	12/31/2023	-	-	-	-	-	-	-	-

Thomas Soeder (5)	12/31/2024	-	-	28,000	-	-	-	-	28,000
	12/31/2023	-	-	72,000	-	-	-	-	72,000

(1)	During the years ended December 31, 2024 and 2023 the Company did not pay any Director’s fees to its Chairman of the Board, Kyle Kennedy. The salaries paid to Mr. Kennedy for his services as the Company’s CEO during the years ended December 31, 2024 and 2023 are listed under Item 11 – Executive Compensation and are not listed in the Directors’ compensation table.

(2)	During the years ended December 31, 2024 and 2023 the Company did not pay any fees to Mr. Branscum other than those listed in the Directors’ compensation table.

(3)	During the years ended December 31, 2024 and 2023 the Company did not pay any fees to Dr. Robert Kennedy other than those listed in the Directors’ compensation table.

(4)	During the years ended December 31, 2024 and 2023 the Company paid fees of $53,000 and $43,000 to Mr. Clark for business consulting and operations management services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

(5)	During the years ended December 31, 2024 and 2023 the Company paid fees of $22,000 each year to a limited liability company controlled by Mr. Soeder for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

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

Our total authorized capital stock consists of 9,900,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2024, there were 8,944,932,833 shares of our common stock outstanding.

This table reflects shares that were issued and outstanding as of December 31, 2024.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Kyle Kennedy - President, CEO and Chairman of the Board [3]	35,500,000	*
Charles Branscum – Director	136,000,000	1.52%
Dr. Robert L. Kennedy – Director	172,190,267	1.93%
Bradford Clark – Director	56,443,555	*
Thomas Soeder – Director	86,784,787	_*
Maximilian Thyssen - Shareholder	635,127,580	7.10%
All Directors and Officers and 5% or greater holders as group (6 persons)	1,122,046,189	12.54%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.

(2)	Percentages are based on 8,944,932,833 shares of common stock issued and outstanding at December 31, 2024.

(3)	For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include: 35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by Mr. Kennedy’s spouse. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Note 8 – Related Party Transactions.

Item 14. Principal Accounting Fees and Services

Change in Audit Firms

On June 12, 2024 Seafarer Exploration Corp. notified Accell Audit and Compliance, LLC (“Accell”), the Company’s independent accounting firm, that it had elected to change accounting firms and, therefore, was dismissing Accell. On August 9, 2024, the Company appointed Astra Audit & Advisory, LLC (“Astra”) as its new independent accounting firm.

Audit Related Fees

For the years ended December 31, 2024 and 2023, the Company paid $14,000 and $0, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements. For the years ended December 31, 2024 and 2023, the Company paid $12,000 and $40,285, in fees related to services rendered by our previous principal accountant for professional services rendered for the audit and review of our consolidated financial statements.

Tax Fees

For the years ended December 31, 2024 and 2023, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2024 and 2023.

PART IV

Item 15. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Share Exchange Agreement dated June 4, 2008 by and among Organetix, Inc., Seafarer Exploration, Inc. and each of the shareholders of Seafarer Exploration incorporated by reference to Form 8-K filed with the Commission on June 10, 2008.

(3)	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of Organetix, Inc. incorporated by reference to Organetix, Inc.’s Schedule 14C Definitive Information Statement filed with the Commission on May 6, 2008.

3.2	Certificate of Amendment to the Certificate of Incorporation to merge Seafarer Exploration Corp., a wholly-owned subsidiary of the Company into the Company with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Amendment, the Company’s Articles of Incorporation were amended to change its name from Organetix, Inc. to Seafarer Exploration Corp. dated July 17, 2008, incorporated by reference to Form 8-K filed with the Commission on July 24, 2008.

(10)	Material Contracts

10.1	Agreement by and between Heartland Treasure Quest and Seafarer Exploration Corp. dated February 1, 2013, incorporated by reference to Form 10-K filed with the Commission on April 14, 2014.

10.2	Seafarers Quest, LLC Operating Agreement dated March 03, 2014, incorporated by reference to Form 10-K filed with the Commission on March 31, 2015.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

99.1	Temporary Hardship Exemption

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seafarer Exploration Corp.

Date: March 31, 2025	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: March 31, 2025	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: March 31, 2025	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: March 31, 2025	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: March 31, 2025	By:	/s/ Bradford Clark
Bradford Clark, Director