Form 10-K/A
period 2024-12-31
SEAFARER EXPLORATION CORP
filed 2025-04-09
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Seafarer Exploration Corp.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025, is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T and to update a couple of immaterial typos. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,896,719)	$(3,180,646)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	29,162	48,775
Amortization of right of use asset, finance	28,180	-
Amortization of right of use asset, facilities	18,549	17,673
Amortization of beneficial conversion feature and loan fees	130,520	23,554
Amortization of unearned compensation	-	246,453
Common stock issued for services	369,404	539,273
Common stock issued for a charitable contribution	-	7,200
Common stock issued in payment of a vessel rental	30,000	6,700
Common stock issued as equity kicker	48,134	-
Stock issued for loan extension	52,000	-
Loss on extinguishment of debt	196,463	24,354
Gain on disposal of assets	(8,520)	-
Financing fees on debt	-	4,595
Decrease (increase) in:
Prepaid expenses and deposits	16,707	15,041
Increase (decrease) in:
Accounts payable and accrued expenses	135,681	(18,726)
Operating lease liability	(18,481)	(17,852)
Net cash used by operating activities	(2,868,920)	(2,313,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(58,406)	-
Net cash used in investing activities	(58,406)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,804,166	2,046,702
Proceeds from the issuance of convertible notes payable	150,000	120,000
Proceeds from the issuance of notes payable	500,000	500,000
Proceeds from the issuance of notes payable, related party	15,000	105,000
Finance lease liability	(24,411)	(20,756)
Payments on notes payable, in default	(100,000)	-
Payments on notes payable	-	(6,000)
Payments to shareholders	-	(2,400)
Net cash provided by financing activities	2,344,755	2,742,546

NET (DECREASE) INCREASE IN CASH	(582,571)	428,858
CASH, BEGINNING OF PERIOD	606,267	177,409
CASH, END OF PERIOD	$23,696	$606,267

Supplemental disclosure of cash flow information
Cash paid for interest expense	$51,847	$15,314
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Principal and accrued interest converted to common stock	$274,970	$40,837
Accrued interest converted to common stock	$44,804	$-
Financing lease liabilities and right of use asset	$-	$142,936
Facilities lease liabilities and right of use asset	$-	$37,502
Stock issued to settle accounts payable	$36,663	$28,949

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

Depreciation expense was $29,162 for the year ended December 31, 2024 and $21,860 for the year ended December 31, 2023, which is included in operating expenses in the accompanying consolidated statements of operations.

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

Seafarer Exploration Corp.

Date: April 9, 2025	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 9, 2025	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 9, 2025	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: April 9, 2025	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: April 9, 2025	By:	/s/ Bradford Clark
Bradford Clark, Director