Form 10-K/A
period 2024-12-31
SEAFARER EXPLORATION CORP
filed 2025-04-22
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A to Seafarer Exploration Corp.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025, is solely to update and include the correct checkmarks in the boxes that were inadvertently left unchecked on the cover page of the report. No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Seafarer Exploration Corp.

Date: April 22, 2025	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: April 22, 2025	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: April 22, 2025	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: April 22, 2025	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: April 22, 2025	By:	/s/ Bradford Clark
Bradford Clark, Director