Form 10-Q/A
period 2025-03-31
SEAFARER EXPLORATION CORP
filed 2025-05-23
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed with the Securities and Exchange Commission on May 13, 2025 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

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

Depreciation expense on property, plant and equipment was $12,767 and $5,465 for the three month periods ended March 31, 2025 and 2024, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Convertible Notes Payable

The following tables reflect the convertible notes payable at March 31, 2025 and December 31, 2024:

	Issue Date	Maturity Date	March 31, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	03/18/24	03/18/25	$-	$50.000	6.00%	$0.002
	03/28/24	03/28/25	-	100,000	6.00%	0.002
Total			-	150,000
Less unamortized discounts			-	(10,524)
Balance convertible notes payable - in default			$-	$139,476

	Issue Date	Maturity Date	March 31, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties
	12/11/24	06/11/25	$15,000	$15,000	6.00%	$0.0025
Balance convertible notes payable – related parties			$15,000	$15,000

	Issue Date	Maturity Date	March 31, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	$0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
	03/18/24	03/18/25	50,000	-	6.00%	0.0020
	03/28/24	03/28/25	100,000	-	6.00%	0.0020
Balance convertible notes payable - in default			$385,300	$235,300

	Issue Date	Maturity Date	March 31, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
	01/09/09	01/09/10	$10,000	$10,000	10.00%	0.0150
	01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
	01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
	01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
	07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
	01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
	05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
	07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
	10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
	07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
	01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
	07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
	01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
	02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
	08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
	01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
	03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
	04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
	04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
	05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
	05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
	06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
	06/20/18	09/12/18	500	500	6.00%	0.0007
	08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
	10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
	10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
	11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
	11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
	01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
	04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
	06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
	09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
	11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
	11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
	12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
	01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
	08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
	08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
	08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
	10/13/21	04/13/22	3,000	3,000	2.00%	0.0020
	11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
	07/06/22	01/06/23	20,000	20,000	6.00%	0.0015
	07/29/22	01/28/23	10,000	10,000	6.00%	0.0020
	08/04/22	02/04/23	10,000	10,000	6.00%	0.0020
	07/24/23	09/24/23	5,000	5,000	1.00%	0.00175

Balance convertible notes payable - related parties, in default			$689,500	$689,500

Balance all convertible notes payable			$1,089,800	$1,079,276

Notes Payable

The following tables reflect the notes payable at March 31, 2025 and December 31, 2024:

	Issue Date	Maturity Date		March 31, 2025	December 31, 2024	Rate
				Principal Balance	Principal Balance
Notes payable
	11/10/23	05/10/25	*	$500,000	$500,000	6.00%
	02/28/24	02/28/25		-	350,000	6.00%
	04/01/24	04/01/25		150,000	150,000	6.00%
Total				650,000	1,000,000

Balance notes payable				$650,000	$1,000,000

	Issue Date	Maturity Date		March 31, 2025	December 31, 2024	Rate
				Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12		$5,000	$5,000	6.00%
	12/14/17	12/14/18		2,000	2,000	6.00%
	11/29/17	11/29/19		105,000	105,000	2.06%
	02/28/24	02/28/25		350,000	-	6.00%
Balance notes payable – default				$462,000	$112,000

	Issue Date	Maturity Date		March 31, 2025	December 31, 2024	Rate
				Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11		$7,500	$7,500	6.00%
	10/06/15	11/15/15		10,000	10,000	6.00%
	02/08/18	04/09/18		1,000	1,000	6.00%
Balance notes payable - related parties, in default				$18,500	$18,500

Balance all notes payable				$1,130,500	$1,130,500

*	The Company and the lender agreed to extend the maturity date of this note, which was originally due on 11/10/24, for six months from the original due date.

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

SEAFARER EXPLORATION CORP.

Date: May 23, 2025	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 23, 2025	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 23, 2025	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 23, 2025	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 23, 2025	By:	/s/ Bradford Clark
Bradford Clark, Director