Form 10-Q/A
period 2025-06-30
SEAFARER EXPLORATION CORP
filed 2025-08-26
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the Securities and Exchange Commission on August 14, 2025 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typos were updated.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $288,328 and $288,983 for the six month periods ended June 30, 2025 and 2024, respectively and $134,528 and $157,055 for the three month periods ended June 30, 2025 and 2024, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Depreciation expense was $25,533 and $10,930 for the six month periods ended June 30, 2025 and 2024, respectively, and $12,766 and $5,465 for the three month periods ended June 30, 2025 and 2024, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

On August 1, 2023, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $37,502.

Right-of-use assets at June 30, 2025 and December 31, 2024 are summarized below:

	June 30, 2025	December 31, 2024
Office lease	$37,502	$37,502
Less accumulated amortization	(35,783)	(25,762)
Right of use assets, net	$1,719	$11,740

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
Office lease	$1,753	$11,976
Less: current portion	(1,753)	(11,976)
Long term portion	$-	$-

Maturity of lease liabilities are as follows:

Year ended December 31, 2025	$1,753
Total future minimum lease payments	1,753
Less: Present value discount	-
Lease liability	$1,753

Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

○	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

○	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

○	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	June 30, 2025	December 31, 2024
Vehicle lease	$53,100	$53,100
Vessel lease	70,849	70,849
Sonar lease	18,987	18,987
	142,936	142,936
Less accumulated amortization	(69,186)	(55,096)
Finance right of use asset	$73,750	$87,840

Finance lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
Vehicle lease	$30,976	$35,944
Vessel lease	41,328	47,957
Sonar lease	12,122	13,868
	84,426	97,769
Less: current portion	(27,921)	(26,304)
Long term portion	$56,505	$71,465

Maturity of lease liabilities are as follows:

Year Ended December 31, 2025	$18,879
Year Ended December 31, 2026	37,758
Year Ended December 31, 2027	37,758
Thereafter	4,414
Total future minimum lease payments	98,809
Less imputed interest	(14,383)
PV of payments	$84,426

Expenses incurred with respect to the Company’s finance leases during the six months ended June 30, 2025 and 2024 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below.

	June 30, 2025	June 30, 2024
Finance lease amortization	$14,090	$14,091
Finance lease interest	5,537	7,038
Total finance lease expense	$19,627	$21,129

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

SEAFARER EXPLORATION CORP.

Date: August 26, 2025	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 26, 2025	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 26, 2025	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 26, 2025	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 26, 2025	By:	/s/ Bradford Clark
Bradford Clark, Director