Form 10-Q
period 2025-09-30
SEAFARER EXPLORATION CORP
filed 2025-11-13
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 13, 2025, there were 9,835,377,858 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2025

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

 Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	Unaudited
Assets
Current assets
Cash	$24,653	$23,696
Prepaid consulting expense	5,040	2,228
Deposits and other prepaids	749	749
Total current assets	30,442	26,673

Property, plant and equipment, net	190,554	249,987
Right of use asset, net	50,809	11,740
Total Assets	$271,805	$288,400

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$953,305	$636,074
Deferred revenue	140,000	140,000
Convertible notes payable	75,000	139,476
Convertible notes payable, related parties	-	15,000
Convertible notes payable, in default	400,300	235,300
Convertible notes payable, in default - related parties	704,500	689,500
Notes payable	-	1,000,000
Notes payable, in default	1,112,000	112,000
Notes payable, in default - related parties	18,500	18,500
Line of credit	49,152	-
Shareholder loan	5,000	5,000
Operating lease liability, current	15,643	11,976
Finance lease liability, current	28,537	26,304
Total current liabilities	3,501,937	3,029,130

Operating lease liability, long term	35,300	-
Finance lease liability, long-term	48,914	71,465
Total Liabilities	3,586,151	3,100,595

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value – 17,000,000,000 shares authorized; 9,751,711,188 and 8,944,932,833 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	975,172	894,494
Common stock to be issued, $0.0001 par value, 38,373,211 and 33,039,877 shares outstanding at September 30, 2025 and December 31, 2024, respectively	3,838	3,304
Additional paid in capital	30,006,511	28,534,184
Accumulated deficit	(34,299,867)	(32,244,177)
Total Stockholders’ Deficit	(3,314,346)	(2,812,195)
Total Liabilities and Stockholders’ Deficit	$271,805	$288,400

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Service income	$-	$6,614	$-	$9,784

Operating Expenses
Consulting and contractor expenses	270,346	404,526	828,252	1,424,204
Vessel maintenance and dockage	39,119	39,903	67,850	178,720
Research and development	183,698	110,309	472,026	399,292
Professional fees	27,354	25,009	126,852	136,487
General and administrative expense	75,753	100,671	257,368	322,731
Depreciation and amortization expense	19,811	12,511	59,433	37,531
Rent expense	5,311	6,156	23,115	33,187
Travel and entertainment expense	22,116	40,973	68,507	132,350
Total operating expenses	643,508	740,058	1,903,403	2,664,502

Net loss from operations	(643,508)	(733,444)	(1,903,403)	(2,654,718)

Other income (expense)
Interest expense	(36,625)	(36,201)	(114,142)	(218,770)
Gain on disposal of assets	-	8,520	-	8,520
Loss on extinguishment of debt	-	(7,949)	(38,145)	(196,774)
Total other expenses	(36,625)	(35,630)	(152,287)	(407,024)

Net loss	$(680,133)	$(769,074)	$(2,055,690)	$(3,061,742)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	9,541,669,521	8,639,552,170	9,321,437,707	8,550,619,383

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2024	7	$-	60	$-	8,944,932,833	$894,494	33,039,877	$3,304	$28,534,184	$(32,244,177)	$(2,812,195)

Common stock issued for cash	-	-	-	-	257,500,000	25,750	37,357,500	3,736	570,229	-	599,715

Stock issued for services	-	-	-	-	100,000	10	-	-	415	-	425

Stock issued to settle accounts payable	-	-	-	-	14,000,000	1,400	-	-	59,500	-	60,900

Net loss	-	-	-	-	-	-	-	-	-	(731,401)	(731,401)

Balance March 31, 2025	7	$-	60	$-	9,216,532,833	$921,654	70,397,377	$7,040	$29,164,328	$(32,975,578)	$(2,882,556)

Common stock issued for cash	-	-	-	-	256,857,500	25,686	(41,357,500)	(4,136)	404,450	-	426,000

Stock issued for services	-	-	-	-	9,000,000	900	-	-	37,300	-	38,200

Stock issued to settle accounts payable	-	-	-	-	135,000	14	-	-	594	-	608

Conversion of accrued interest	-	-	-	-	5,352,521	535	-	-	12,506	-	13,041

Net loss	-	-	-	-	-	-	-	-	-	(644,156)	(644,156)

Balance June 30, 2025	7	$-	60	$-	9,487,877,854	$948,789	29,039,877	$2,904	$29,619,178	$(33,619,734)	$(3,048,863)

Common stock issued for cash	-	-	-	-	258,833,334	25,883	9,333,334	934	375,183	-	402,000

Stock issued for services	-	-	-	-	5,000,000	500	-	-	12,150	-	12,650

Net loss	-	-	-	-	-	-	-	-	-	(680,133)	(680,133)

Balance September 30, 2025	7	$-	60	$-	9,751,711,188	$975,172	38,373,211	$3,838	$30,006,511	$(34,299,867)	$(3,314,346)

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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,055,690)	$(3,061,742)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	38,298	16,395
Amortization of right of use asset, finance	21,136	21,136
Amortization of right of use asset, facilities	14,312	13,738
Amortization of beneficial conversion feature and loan fees	10,525	67,214
Common stock issued for services	51,275	368,216
Common stock issued in payment of a vessel rental	-	30,000
Common stock issued as equity kicker	-	48,134
Loss on extinguishment of debt	38,145	196,774
Gain on disposal of assets	-	8,520
Decrease (increase) in:
Prepaid expenses and deposits	(2,811)	(9,958)
Increase (decrease) in:
Accounts payable & accrued expenses	353,632	59,615
Operating lease liability	(14,414)	(13,565)
Net cash used by operating activities	(1,545,592)	(2,255,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,427,715	1,524,250
Proceeds from the issuance of convertible notes payable	90,000	150,000
Proceeds from the issuance of notes payable	-	500,000
Proceeds from line of credit	114,500	-
Finance lease liability	(19,666)	(18,033)
Payments on line of credit	(66,000)	-
Payments on notes payable, in default	-	(100,000)
Net cash provided by financing activities	1,546,549	2,056,217

NET CHANGE IN CASH	957	(199,306)
CASH, BEGINNING OF PERIOD	23,696	606,267
CASH, END OF PERIOD	$24,653	$406,961

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Principal and accrued interest converted to common stock	$13,041	$319,774
Right of use asset	$53,382	$-
Stock issued to settle accounts payable	$61,508	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Month Period Ended September 30, 2025
(Unaudited)

The accompanying condensed consolidated financial statements for the nine month period ended September 30, 2025 of Seafarer Exploration Corp. (“Seafarer” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The unaudited condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2025. The results of operations for the nine month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2025 or for any future period.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $34,299,867 as of September 30, 2025. During the nine month period ended September 30, 2025, the Company’s net loss was $2,055,690 and at September 30, 2025, the Company had a working capital deficit of $3,471,495. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the filing date of this report. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Current Economic Conditions

The Company and certain of its advisors are closely monitoring current domestic economic conditions. Of particular concern is the rate of inflation and the rising cost of fuel. The Federal Reserve (the “Fed’) recently observed that while inflation growth has continued to moderate in 2025, it still has concerns about potentially inflationary pressures in the general economy for the foreseeable future. The overall inflation in the overall economy that led to higher interest rates may make it more expensive and/or potentially more challenging for the Company to access financing. Additionally, the Company’s vessels use large amounts of fuel when in operation and any rise in the per gallon cost of gasoline will cause an increase in the Company’s operating expenses. An increase in the cost of fuel may hamper the Company’s ability to conduct operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding its unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and Blockchain which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the prior condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

Cash and Cash Equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2025 and December 31, 2024. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2025, the Company had deposits that were $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $472,026 and $399,292 for the nine month periods ended September 30, 2025 and 2024, respectively and $183,698 and $110,309 for the three month periods ended September 30, 2025 and 2024, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

During 2021 the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 as deferred revenue as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the nine month periods ended September 30, 2025 and 2024 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of September 30, 2025 and 2024, there were approximately 828,076,893 and 606,961,668 shares of common stock underlying the outstanding convertible notes payable and warrants, respectively.

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

Depreciation expense was $38,298 and $16,395 for the nine month periods ended September 30, 2025 and 2024, respectively, and $12,766 and $5,465 for the three month periods ended September 30, 2025 and 2024, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three and nine month periods ended September 30, 2025 and 2024.

Use of Estimates

The process of preparing unaudited condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three and nine month periods ended September 30, 2025 and 2024 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain, began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the three and nine month periods ended September 30, 2025 and 2024 (see Note 10– Segment Information).

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 15, 2025 through July 31, 2028 with base month rents of $1,646 from August 1, 2025 to July 31, 2026, $1,712 from August 1, 2026 to July 31, 2027, and $1,780 from August 1, 2028 to July 31, 2028. Under the terms of the amended lease there may be additional fees charged above the base monthly rental fee. During the nine months ended September 30, 2025 and 2024, the Company recorded $15,400 and $10,308 as operating lease expense, respectively, which is included in rent expense on the unaudited condensed consolidated statements of operations. During the three months ended September 30, 2025 and 2024, the Company recorded $5,144 and $5,154 as operating lease expense, respectively, which is included in rent expense on the unaudited condensed consolidated statements of operations.

On August 1, 2025, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $53,382.

Right-of-use assets at September 30, 2025 and December 31, 2024 are summarized below:

	September 30, 2025	December 31, 2024
Office lease	$53,382	$37,502
Less accumulated amortization	(2,573)	(25,762)
Right of use assets, net	$50,809	$11,740

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
Office lease	$50,943	$11,976
Less: current portion	(15,643)	(11,976)
Long term portion	$35,300	$-

Maturity of lease liabilities are as follows:

Year ended December 31, 2025	$4,938
Year ended December 31, 2026	20,083
Year ended December 31, 2027	20,884
Year ended December 31, 2028	12,462
Total future minimum lease payments	58,367
Less: Present value discount	(7,424)
Lease liability	$50,943

Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

○	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

○	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

○	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	September 30, 2025	December 31, 2024
Vehicle lease	$53,100	$53,100
Vessel lease	70,849	70,849
Sonar lease	18,987	18,987
	142,936	142,936
Less accumulated amortization	(76,231)	(55,096)
Finance right of use asset	$66,705	$87,840

Finance lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
Vehicle lease	$28,378	$35,944
Vessel lease	37,863	47,957
Sonar lease	11,210	13,868
	77,451	97,769
Less: current portion	(28,537)	(26,304)
Long term portion	$48,914	$71,465

Maturity of lease liabilities are as follows:

Year Ended December 31, 2025	$9,440
Year Ended December 31, 2026	37,758
Year Ended December 31, 2027	37,758
Thereafter	4,414
Total future minimum lease payments	89,370
Less imputed interest	(11,919)
PV of payments	$77,451

Expenses incurred with respect to the Company’s finance leases during the nine months ended September 30, 2025 and 2024 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below:

	September 30, 2025	September 30, 2024
Finance lease amortization	$21,136	$21,136
Finance lease interest	8,001	10,287
Total finance lease expense	$29,137	$31,423

Expenses incurred with respect to the Company’s finance leases during the three months ended September 30, 2025 and 2024 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below.

	September 30, 2025	September 30, 2024
Finance lease amortization	$7,045	$7,045
Finance lease interest	2,464	3,431
Total finance lease expense	$9,509	$10,476

The weighted average remaining lease term and the weighted average discount rate on the finance leases at September 30, 2025 and December 31, 2024 are set forth below:

	September 30,	December 31,
	2025	2024
Weighted average remaining lease term	2.36 years	3.11 years
Weighted average discount rate	12%	12%

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at September 30, 2025 and December 31, 2024:

	Issue Date	Maturity Date	September 30, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties
	12/11/24	06/11/25	$-	$15,000	6.00%	$0.0025
Balance convertible notes payable – related parties			$-	$15,000

	Issue Date	Maturity Date	September 30, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	03/18/24	03/18/25	$-	$50.000	6.00%	$0.0020
	03/28/24	03/28/25	-	100,000	6.00%	0.0020
	06/24/25	07/24/25	-	-	6.00%	0.0020
	07/02/25	10/02/25	75,000	-	6.00%	0.0016
Total			75,000	150,000
Less unamortized discounts			-	(10,524)
Balance convertible notes payable			$75,000	$139,476

	Issue Date	Maturity Date	September 30, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	$0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
	03/18/24	03/18/25	50,000	-	6.00%	0.0020
	03/28/24	03/28/25	100,000	-	6.00%	0.0020
	06/24/25	07/24/25	15,000	-	6.00%	0.0020
Balance convertible notes payable - in default			$400,300	$235,300

	Issue Date	Maturity Date	September 30, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
	01/09/09	01/09/10	$10,000	$10,000	10.00%	$0.0150
	01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
	01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
	01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
	07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
	01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
	05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
	07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
	10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
	07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
	01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
	05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
	07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
	01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
	02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
	08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
	01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
	03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
	04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
	04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
	05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
	05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
	06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
	06/20/18	09/12/18	500	500	6.00%	0.0007
	08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
	10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
	10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
	11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
	11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
	01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
	04/25/19	12/23/19	20,000	20,000	6.00%	0.0040
	06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
	09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
	11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
	11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
	12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
	01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
	08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
	08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
	08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
	10/13/21	04/13/22	3,000	3,000	2.00%	0.0020
	11/10/21	05/10/22	3,000	3,000	2.00%	0.0020
	07/06/22	01/06/23	20,000	20,000	6.00%	0.0015
	07/29/22	01/28/23	10,000	10,000	6.00%	0.0020
	08/04/22	02/04/23	10,000	10,000	6.00%	0.0020
	07/24/23	09/24/23	5,000	5,000	1.00%	0.00175
	12/11/24	06/11/25	15,000	-	6.00%	0.002
Balance convertible notes payable - related parties, in default			$704,500	$689,500

Balance all convertible notes payable			$1,179,800	$1,079,276

Notes Payable

The following tables reflect the notes payable at September 30, 2025 and December 31, 2024:

	Issue Date	Maturity Date		September 30, 2025	December 31, 2024	Rate
				Principal Balance	Principal Balance
Notes payable
	11/10/23	05/10/25	*	$-	$500,000	6.00%
	02/28/24	02/28/25		-	350,000	6.00%
	04/01/24	04/01/25		-	150,000	6.00%
Total				-	1,000,000

Balance notes payable				$-	$1,000,000

	Issue Date	Maturity Date		September 30, 2025	December 31, 2024	Rate
				Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12		$5,000	$5,000	6.00%
	12/14/17	12/14/18		2,000	2,000	6.00%
	11/29/17	11/29/19		105,000	105,000	2.06%
	11/10/23	05/10/25	*	500,000	-	6.00%
	02/28/24	02/28/25		350,000	-	6.00%
	04/01/24	04/01/25		150,000	-	6.00%
Balance notes payable – default				$1,112,000	$112,000

	Issue Date	Maturity Date		September 30, 2025	December 31, 2024	Rate
				Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11		$7,500	$7,500	6.00%
	10/06/15	11/15/15		10,000	10,000	6.00%
	02/08/18	04/09/18		1,000	1,000	6.00%
Balance notes payable - related parties, in default				$18,500	$18,500

Balance all notes payable				$1,130,500	$1,130,500

*	The Company and the lender agreed to extend the maturity date of this note, which was originally due on 11/10/24, for six months from the original due date.

Terms of Related Party Convertible Notes Payable and Related Party Notes Payable

The Company’s related party convertible notes payable and related party notes payable may contain terms that are not indicative of the terms that would normally be agreeable to non related third parties.

New Convertible Notes Payable Issued During the Nine Month Periods Ended September 30, 2025 and 2024

During the nine month period ended September 30, 2025 the Company entered into the following convertible notes payable agreements:

In June of 2025, the Company entered into a convertible promissory note agreement in the amount of $15,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before July 24, 2025. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at $0.002 per share.

In July of 2025, the Company entered into a convertible promissory note agreement in the amount of $75,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before October 2, 2025. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at $0.0016 per share. During the nine month period ended September 30, 2024 Company the Company entered into the following convertible notes payable and notes payable agreements:

In February 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $350,000 in February 2024. Per the note agreement, the $350,000 received in February 2024 was due on February 27, 2025. The aggregate balance of the note payable at September 30, 2025 and December 31, 2024 is $1,000,000. At September 30, 2025 this note was in default.

In March of 2024, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest was due on or before March 18, 2025. The lender received 1,000,000 shares of the Company’s restricted common stock as a financing fee for providing the loan. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at $0.002 per share. At September 30, 2025 this note was in default.

In March of 2024, the Company entered into a convertible promissory note agreement in the amount of $100,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before March 28, 2025. The lender received 1,500,000 shares of the Company’s restricted common stock as a financing fee for providing the loan. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at $0.002 per share. At September 30, 2025 this note was in default.

In April 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $150,000 in April 2024. Per the note agreement, the $150,000 received in April 2024 was due on April 1, 2025. At September 30, 2025 the note was in default due to non payment of principal and interest. The aggregate balance of the note payable at September 30, 2025 and December 31, 2024 is $1,000,000.

Repayments of Notes Payable

The Company did not repay any of its notes payable during the nine month period ended September 30, 2025.

During the nine month period ended September 30, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at September 30, 2025.

Note Conversions

Period Ended September 30, 2025.

The Company issued 5,352,521 shares of restricted common stock with a total share value of $13,041 to a related party to settle $13,041 of the accrued interest owed on sixteen convertible notes payable.

Period Ended September 30, 2024

The Company issued 61,104,658 shares of restricted common stock with a total share value of $274,970 to a limited liability company to settle $122,209 of the principal and accrued interest owed on a convertible note payable that was due on October 18, 2023. The balance of the convertible note was $0 at September 30, 2025.

The Company issued 5,091,402 shares of restricted common stock with a total share value of $44,804 to a limited related party to settle $12,405 of the accrued interest owed on sixteen convertible notes payable.

Shareholder Loan

The Company’s CEO provided a loan to the Company in the amount of $1,000 on August 3, 2025. The loan was repaid and the balance owed was $0 at September 30, 2025.

At September 30, 2025 and December 31, 2024, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit (“LoC”) that has a maximum draw amount of $50,000. Advances on the LoC bear interest, on the outstanding principal balance at a rate equal to 5.99% per annum. The Company entered into the LoC on April 15, 2025 and the LoC has no maturity date. As of September 30, 2025 the Company’s LoC balance is $49,152.

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

Series A Preferred Stock

At September 30, 2025 and December 31, 2024, the Company had 49,999,940 Series A preferred shares authorized and seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

Series B Preferred Stock

At September 30, 2025 and December 31, 2024, the Company had 60 Series B preferred shares authorized and 60 shares of Series A preferred stock issued and outstanding. In 2014, the Board of Directors of the Company under the authority granted under Article V of the Articles of Incorporation, defined and created a new preferred series of shares from the 50,000,000 authorized preferred shares. Pursuant to Article V, the Board of Directors has the power to designate such shares and all powers and matters concerning such shares. Such share class shall be designated Preferred Class B. The preferred class was created for 60 Preferred Class B shares. Such shares each have a voting power equal to one percent of the outstanding shares issued (totaling 60%) at the time of any vote action as necessary for share votes under Florida law, with or without a shareholder meeting. Such shares are non-convertible to common stock of the Company and are not considered as convertible under any accounting measure. Such shares shall only be held by the Board of Directors as a Corporate body, and shall not be placed into any individual name. Such shares were considered issued at the time of this resolution’s adoption, and do not require a stock certificate to exist, unless selected to do so by the Board for representational purposes only. Such shares are considered for voting as a whole amount, and shall be voted for any matter by a majority vote of the Board of Directors. Such shares shall not be divisible among the Board members, and shall be voted as a whole either for or against such a vote upon the vote of the majority of the Board of Directors. In the event that there is any vote taken which results in a tie of a vote of the Board of Directors, the vote of the Chairman of the Board shall control the voting of such shares. Such shares are not transferable except in the case of a change of control of the Corporation when such shares shall continue to be held by the Board of Directors. Such shares have the authority to vote for all matters that require a share vote under Florida law and the Articles of Incorporation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with MAP with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of September 30, 2025, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

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

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2025 and 2024, the Company has had extensive dealings with related parties including the following:

Nine Month Period Ended September 30, 2025

The Company issued 2,000,000 shares of restricted common stock value at $3,400 to a member of its Board of Directors as a bonus for consulting work done during 2025

Nine Month Period Ended September 30, 2024

During the nine month period ended September 30, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at September 30, 2025.

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

Other Related Party Transactions

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements. The consultant provides the services under the direction and supervision of the Company’s CEO. During the nine month periods ended September 30, 2025 and 2024, the Company paid the related party consulting fees of $42,500 and $15,000 respectively, for services rendered. During the three month periods ended September 30, 2025 and 2024, the Company paid the related party limited liability company consulting fees of $12,500 and $0, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, the Company owed the related party $2,500 and $0, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the nine month periods ended September 30, 2025 and 2024, the Company paid the related party limited liability company fees of $4,686 and $6,674 respectively, for services rendered. During the three month periods ended September 30, 2025 and 2024, the Company paid the related party limited liability company consulting fees of $0 and $2,754, respectively, for services rendered. These fees are recorded as an expense in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, the Company owed the related party limited liability company $5,218 and $0, respectively.

Related Party Transactions

The Company’s related party transactions are not necessarily indicative of the terms that would normally be agreeable to non related third parties.

Shareholder Loan

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At September 30, 2025, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 10 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the nine month periods ended September 30, 2025 and 2024 incurred by the two separate segments below.

During the nine month periods ended September 30, 2025 and 2024, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2025 is as follows:

	September 30, 2025	September 30, 2025	September 30, 2025
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$-	$-

Total operating expenses	-	1,903,403	1,903,403

Net loss from operations	$-	$(1,903,403)	$(1,903,403)

Segment information relating to the Company’s two operating segments for the nine month period ended September 30, 2024 is as follows:

	September 30, 2024	September 30, 2024	September 30, 2024
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$9,784	$9,784

Total operating expenses	-	2,664,502	2,664,502

Net loss from operations	$-	$(2,654,718)	$(2,654,718)

NOTE 11– SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company issued or has agreed to issue shares of its common stock as follows:

-	Sales of 83,666,670 shares of the Company’s restricted common stock under subscription agreements for proceeds of $120,500.

Subsequent to September 30, 2025 the following convertible notes went into default:

-	A convertible promissory note dated July 2, 2025 in the principal amount of $75,000 that was due on October 2, 2025.

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

General Information

Seafarer has generated only minimal revenue from operations and does not expect to report any significant revenue from operations for the foreseeable future. The Company has incurred recurring losses to date. These factors and others raise significant doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities, while building out its infrastructure in order to explore and salvage historic shipwreck sites and establishing itself in the marketplace. Based on our historical rate of expenditures, the Company expects to expend its available cash in less than one month from the filing date of this report.

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

Summary of the Nine Month Period Ended September 30, 2025 Results of Operations Compared to the Nine Month Period Ended September 30, 2024 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the nine month periods ended September 30, 2025 and 2024, the Company generated $0 and $9,784 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $1,903,403 for the nine month period ended September 30, 2025 versus $2,664,502 for the nine month period ended September 30, 2024, a decrease of 29%. The decrease in operating expenses in 2025 was primarily due to a $595,952 or 42% decrease in consulting and contractor expenses, a $110,870 or 62% decrease in vessel related expenses, a $63,843 or 48% decrease in travel and entertainment expenses, a $65,363 or 20% decrease in general and administrative expenses, and a $9,635 or 7% decrease in professional fees. Research and development expenses increased by $72,734 during the period ended September 30, 2025. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology and research and development expenses are expected to fluctuate for the foreseeable future based on the adoption of technological advances and upgrades into the existing SeaSearcher platform and the availability of financing. Operating expenses decreased due to a lack of financing and inclement weather and ocean conditions that hampered operations.

Other Expenses

Other expense was $152,287 during the nine month period ended September 30, 2025 versus $407,024 during the nine month period ended September 30, 2024, a decrease of $254,737 or 63%. The decrease in other expenses in 2025 was due to a $158,629 or 81% decrease in loss on extinguishment of debt and a $104,628 or 48% decrease in interest expenses.

Net Losses

The Company’s net loss for the nine months ended September 30, 2025 and 2024 was $2,055,690 and $3,061,742, respectively, a year-over-year decrease of $1,006,052 or approximately 33%. Net losses decreased in 2025 due to decrease in operating expenses and other expenses.

Summary of the Three Month Period Ended September 30, 2025 Results of Operations Compared to the Three Month Period Ended September 30, 2024 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended September 30, 2025 and 2024, the Company generated $0 and $6,614 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $643,508 for the three month period ended September 30, 2025 versus $740,058 for the three month period ended September 30, 2024, a decrease of $96,550 or 13%. The decrease in operating expenses in 2025 was primarily due to a $134,180 or 33% decrease in consulting and contractor expenses, a $24,918 or 25% decrease in general and administrative expenses, and a $18,857 or 46% decrease in travel and entertainment expenses. These expense decreases offset a $73,389 increase in research and development expenses. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology and research and development expenses are expected to fluctuate for the foreseeable future based on the adoption of technological advances and upgrades into the existing SeaSearcher platform and the availability of financing. Operating expenses decreased due to a lack of financing and inclement weather that hampered operations.

Other Expenses

Other expense was $36,625 during the three month period ended September 30, 2025 versus $35,630 during the three month period ended September 30, 2024, an increase of $995 or 3%.

Net Losses

The Company’s net loss for the three months ended September 30, 2025 and 2024 was $680,133, and $769,074, respectively, a year-over-year decrease of $88,941 or approximately 12%. Net losses decreased in 2025 due to a decrease in net loss from operations.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2025 net cash flows used in operating activities was $1,545,592.

For the nine month period ended September 30, 2024 net cash flows used in operating activities was $2,255,523.

Cash flows used in operating activities decreased in 2025 primarily due to a decrease in the Company’s net losses.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2025 net cash flows used in investing activities was $0.

For the nine month period ended September 30, 2024 net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2025 net cash provided by financing activities was $1,546,549.

For the nine month period ended September 30, 2024 net cash provided by financing activities was $2,056,217.

Cash flows provided by financing activities decreased in 2025 primarily due to decreases in the proceeds from note payable and convertible notes payable and issuance of common stock which offset an increase in the proceeds from a line of credit and payments on notes payable, in default.

Liquidity and Capital Resources

At September 30, 2025, the Company had $24,653 cash in the bank. During the nine month periods ended September 30, 2025 and 2024 the Company incurred net losses of $2,055,690 and $3,061,742 respectively. At September 30, 2025, the Company had $30,442 in current assets and $3,501,937 in current liabilities, leaving the Company a working capital deficit of $3,471,495.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the nine month period ended September 30, 2025. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2024 and 2023 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our unaudited condensed consolidated financial statements for the nine month period ended September 30, 2025, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,903,403 for the nine month period ended September 30, 2025 and $2,654,718 for the nine month period ended September 30, 2024. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2025 and 2024 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2025 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended September 30, 2025.

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the nine month period ended September 30, 2025, the Company issued 14,100,000 shares for various services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the nine month period ended September 30, 2025, the Company entered into subscription agreements to sell 773,190,834 shares of its restricted common stock in exchange for proceeds of $1,427,715. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Repurchase of Securities

During the nine month period ended September 30, 2025, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the nine month period ended September 30, 2025. There were no warrants outstanding at September 30, 2025.

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

SEAFARER EXPLORATION CORP.

Date: November 13, 2025	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: November 13, 2025	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: November 13, 2025	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: November 13, 2025	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: November 13, 2025	By:	/s/ Bradford Clark
Bradford Clark, Director