Form 10-K
period 2025-12-31
SEAFARER EXPLORATION CORP
filed 2026-03-26
CIK 1106213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $28,761,808 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2026 the Registrant had 10,367,659,214 outstanding shares of its common stock, $0.0001 par value.

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

The Company is also actively researching, exploring and testing new technology to help more accurately understand current and future historic shipwreck sites in an unobtrusive manner. Up to the date of this filing, all tests of new and unproven technology and methods have failed with the exception of the Company’s proprietary SeaSearcher device which discriminates between different metals, including gold and silver. Additional scientists have been hired as consultants to assist in these endeavors. The development of the SeaSearcher has had numerous technical challenges based on the unique environmental and physical attributes of the Juno Beach area. The ongoing cost of SeaSearcher development is substantial and is an additional and significant financial hurdle for the Company. Seafarer believes the advancement of this technology is important for the advancement of the field of archaeology.

The Company is actively reviewing potential historic shipwreck sites for possible exploration and recovery. Should the Company decide that it will pursue exploration and recovery activities at other potential shipwreck sites it may be necessary to obtain permits as well as environmental permits. Some potential shipwreck sites are outside of State waters which will be very advantageous to Seafarer since state permitting agencies will not be able to continuously hamper or slow Seafarer’s operations, as demonstrated in the past.

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

The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. Based on our historical rate of expenditures the Company expects to expend its available cash in less than one month from the filing date of this report. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially and adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations, and the Company may be forced to cease its operations. If the Company is not able to continue to raise capital, then it will be forced to cease its operations, which would likely result in both the complete loss of all capital invested in and loans provided to the Company.

The Company’s Auditor has Substantial Doubts as to the Company’s Ability to Continue as a Going Concern.

The Company has not generated any meaningful revenue since inception. Our future is dependent upon our ability to obtain financing to continue our exploration activities. We will seek additional funds through private placements of our common stock. For the past several years the Company’s auditors have issued an opinion that substantial doubt exists as to whether the Company can continue as a going concern, making it more challenging for the Company to obtain financing from investors. If the Company becomes unable to obtain financing, then it is very likely that it will be forced to cease operations and all capital invested in or loaned to the Company will be lost. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Companies such as Seafarer that do not generate significant cash flow to cover expenses must rely on outside financing, which carries a very high degree of risk due to the fact that it may become extremely challenging or impossible to obtain such outside financing. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company’s business plan and expenditures. During the years ended December 31, 2025 and 2024, we did not generate any significant revenues from continuing operations. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of all investors’ capital in the Company.

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

The Company has investigated various outside technologies and non-scientific equipment to help better explore or document historic shipwreck sites. To the present date, none of these technologies have been proven to have any efficacy with the exception of our own developed and invented technologies utilized with the SeaSearcher. The SeaSearcher has however experienced multiple upgrades and hardware improvements during the development phase that have caused operational delays that are expensive both in terms of repairs and down time. The Company, along with its development partner, has developed a hand held metal discriminator for precision location of ferrous and nonferrous metals based on the SeaSearcher technology, as well as other technologies to improve operating efficiencies. The Company will continue to experiment with different technologies and will actively work with third parties, consultants and scientists to develop its own proprietary technology which will result in extra expenses to the Company. These development expenses will continue indefinitely.

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

Due to these and other factors, the Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. As discussed in Note 2 – Going Concern to our consolidated financial statements for the years ended December 31, 2025 and 2024, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Based on our financial results as of December 31, 2025, there are substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s net losses were $2,742,499 for the year ended December 31, 2025 and $3,896,719 for the year ended December 31, 2024. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

As a part of its business continuity plan, Seafarer maintains a back office for some of its corporate records and information at the personal residence of our CEO. Our CEO has agreed to allow his personal residence to be used as the Company’s headquarters and temporary office space, if the need arises, at no charge to the Company.

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

Historic Shipwreck Exploration and Recovery in Florida

The Company operates year-round, with some years having better diving in the winter and some years in the summer. Good weather conditions may allow operations to extend into the fall and winter months at certain historic shipwreck sites. Inclement weather and hazardous ocean conditions may hamper year round historical shipwreck exploration and recovery efforts when the Company is operating in waters off of the coast of Florida and significantly limit the amount of days that the Company is able to conduct operations. During 2025 shifts in the path and behavior of the Gulf Stream moving directly over the Juno contributed to the largest delay in operations in the eighteen year history of the Company.

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

From November 2017 until July 2021, the FBAR had requested that Seafarer submit new recovery permit applications on three separate occasions. Two of the recovery applications were maliciously denied for reasons Seafarer found objectionable, and subsequently had the denial overturned. After submitting the third recovery application, the FBAR correctly determined that they did not have the authority to issue the recovery permit all along because the site was awarded exclusively to Seafarer by way of an Admiralty Claim. The Admiralty Claim was originally provided to FBAR in November 2017. However, FBAR delayed Seafarer’s operations from continuing in Juno Beach until July 2021, a period of approximately three years and eight months.

The Company believes it is possible the Juno Beach Shipwreck site may potentially contain remnants of a sunken 1500s era ship; however, the Company does not have definitive evidence of the ship’s country of origin. Due to the fact that the Company does not currently have sufficient data to positively identify the potential Juno Beach shipwreck, or its country of origin, it is not possible to determine with any degree of certainty whether or not the ship was originally carrying cargo of any significant value. The Company has continued its archival research and has found archival data suggesting a possible identity for the shipwreck.

With data from the Master Site Plan from entries by a Florida state archaeologist from 1988 who has since retired, which the Company believes may have been intentionally withheld from it for several years, Seafarer believes that it is possible that a 1500s era shipwreck may be located within the Company’s Admiralty Claim at Juno Beach, although it is possible that if the shipwreck is located it does not contain any artifacts or treasure of significant value. Shipwreck material and remnants including pottery, cannon balls, musket balls, ballast stones, nails, spikes, wood and scattered pieces of a sunken ship have all been found in the deleted area of a magnetometer survey.

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

Melbourne Beach Shipwreck Site

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

Certain Agreements

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC (“MAP”) with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of December 31, 2025, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

Florida Division of Historical Resources Agreements/Permits

The Company currently has two separately permitted Melbourne Beach area sites, called Area 1 and Area 2, that it is exploring. The permits for Area 1 and Area 2 were renewed on March 22, 2024 and are valid until March 21, 2027.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Corporate Office

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618.

Operations/Dive House

The Company is using temporary storage space for its equipment and is actively looking for a new location to house divers and equipment.

Item 3. Legal Proceedings.

On September 6, 2024, the Plaintiff, Diane McConnell filed suit against Seafarer Exploration Corporation and Kyle Kennedy in the County Court of Brevard County, Florida. The suit alleges breach of contract and negligence regarding the maintenance and upkeep of a residential property. Seafarer leased the property from Plaintiff, as lodging for boat captains and crew. The lease was without incident for nearly ten years. Due to the Plaintiff’s vexatious litigation strategy, the costs of litigating this matter would have exceeded $100,000. On October 30, 2025, the Parties attended mediation and Seafarer successfully negotiated the dismissal of the lawsuit with prejudice (Meaning the claims cannot be filed again at a future date). Seafarer agreed to pay Plaintiff $22,500, and each party is responsible for their respective attorney fees. Plaintiff is bound by a confidentiality agreement and no disparagement agreement barring the Plaintiff from making slanderous public comments about Seafarer. The case is closed with no further payment or performance obligations due or outstanding as of the date of the filing of this report.

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

Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $0.0058 and $0.0011 for the year ended December 31, 2025, and $0.0309 and $0.0032 for the year ended December 31, 2024. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The range of high and low intraday prices for our common stock during each quarter for 2025 and 2024 is shown below. The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Such prices were determined from information derived from www.nasdaq.com and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Quarter Ended	High Price	Low Price
March 31, 2024	0.0309	0.0036
June 30, 2024	0.0295	0.0050
September 30, 2024	0.0107	0.0049
December 31, 2024	0.0089	0.0032
March 31, 2025	0.0058	0.0037
June 30, 2025	0.0055	0.0011
September 30, 2025	0.0036	0.0020
December 31, 2025	0.0036	0.0017

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

Approximate Number of Holders of Common Stock

As of December 31, 2025, there were approximately 2,203 shareholders of record of our common stock, of which there is an indeterminate amount of shareholders holding shares of our common stock in street name.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558 and their telephone number is (813) 235-4490. ClearTrust is owned and controlled by a person who is related to the Company’s CEO.

Dividend Policy

The Company did not declare cash dividends during the years ended December 31, 2025 and 2024. It is not anticipated that cash dividends will be paid at any time in the foreseeable future as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company’s future earnings, if any, the Company’s financial condition and its capital requirements, general business conditions and other factors.

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

Recent Sales and Other Issuances of Unregistered Securities

During the year ended December 31, 2025, the Company issued 56,100,000 shares for various consulting services and fees to service providers. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the year ended December 31, 2025, the Company entered into subscription agreements to sell 1,109,690,843 shares of its restricted common stock in exchange for proceeds of $1,889,198. The proceeds received were used for general corporate purposes, working capital and the repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes and to Settle Debt

During the year ended December 31, 2025, the Company issued 3,000,000 shares of restricted common stock as loan origination fees. The Company issued 5,352,521 shares of restricted common stock for the conversion of accrued interest. The Company issued 14,135,000 shares of restricted common stock to settle accounts payable. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the years ended December 31, 2025 and 2024, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Warrants

The Company did not issue any warrants during the years ended December 31, 2025 and 2024.

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

Plan of Operation

The Company has taken the following steps to implement its business plan:

●	To date, the Company has devoted its time towards establishing its business to develop the infrastructure capable of researching, exploring, recovering and conserving historic shipwrecks. The Company has performed research, exploration and recovery activities.

●	Spent considerable time and capital researching potential shipwrecks, including obtaining information from foreign archives.

●	The Company has worked in combination with its technology development partner, Wild Manta Labs, to build a research and conservation lab with full x-ray equipment and detailed metal identification analysis.

●	Griding a three hundred by three hundred foot area at the Juno Beach shipwreck location in the ballast pile and scanning with the SeaSearcher.

●	The Company has generated very limited revenues to date. Management does not believe that the Company will generate any significant revenues for the foreseeable future.

●	The Company continues to review revenue producing opportunities including joint ventures with other companies. The Company is actively looking to work with revenue producing companies. These opportunities have been slow to develop, but the Company will continue to pursue those endeavors that it believes have the potential to increase the value of the Company’s shares.

●	The Company has investigated various types of equipment and technology to expedite the process of finding artifacts other than iron or ferrous metals. Most have been of no help, but the Company continues to explore new technologies. The Company has developed its own proprietary technology, the SeaSearcher, and will attempt to continue to develop additional proprietary technologies or work with third parties to develop technologies to aid in its exploration and recovery operations. To date there have been numerous technical delays in the development of the SeaSearcher. Development of technologies will require additional time and financing. The cost of developing the new technology has, to date, been very expensive for a small company.

●	The Company has investigated media opportunities to develop content centered on its specific historic shipwreck exploration and recovery activities as well as the historic shipwreck and related historical period genre in general and will continue to evaluate various media strategies.

Results of Operations

At December 31, 2025 and 2024, the Company had working capital deficits of $3,573,544 and $3,002,457, respectively. Such working capital deficit may indicate that there is substantial risk to the continued viability of the Company and that there is a high degree of risk that the Company could become insolvent due to this significant working capital deficit and the lack of cash flow from its operations. Additionally, the Company’s total liabilities at December 31, 2025 and 2024 were $3,703,260 and $3,100,595, respectively. The increase in total debt is largely attributable to increases in notes payable and convertible notes payable. The Company does not currently generate the cash flow required to service this debt. Unless the Company is able to generate cash flows from operations then some, or all, of the debt that is not already in default will likely become in default. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Summary of the Year Ended December 31, 2025 Results of Operations Compared to the Year Ended December 31, 2024

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the years ended December 31, 2025 and 2024, the Company generated $0 and $16,303 of revenue respectively, which is shown as service income on the accompanying consolidated statements of operations.

Operating Expenses

Operating expenses were $2,552,126 for the year ended December 31, 2025 versus $3,356,551 for the year ended December 31, 2024, a decrease of $804,425 or approximately 24%. The decrease in operating expenses in 2025 was primarily due to a $582,142 decrease in consulting and contractor expenses, $135,530 decrease in vessel maintenance and dockage expense, $113,099 decrease in general and administrative expenses, and a $68,442 decrease in travel and entertainment expenses. Operating expenses decreased primarily due to lack of financing.

Other Income (Expenses)

Other expense was $190,373 during the year ended December 31, 2025 versus $556,471 during the year ended December 31, 2024. The approximately 66% decrease in other expense in 2025 was primarily due to a $216,300 decrease in interest expenses and a $158,318 decrease in loss on extinguishment of debt. There was less interest expense in 2025 and a smaller loss on extinguishment of debt.

Net Losses

The Company’s net loss for the years ended December 31, 2025 and 2024 was $2,742,499, and $3,896,719, respectively, a year-over-year decrease of approximately 30%. Net losses decreased in 2025 due to decreases in operating expenses and other expenses.

Cash Flows from Operating Activities

For the year ended December 31, 2025 net cash flows used in operating activities was $2,015,223.

For the year ended December 31, 2024 net cash flows used in operating activities was $2,868,920.

Cash flows used in operating activities decreased in 2025 primarily due to the decreases in the Company’s net losses from operations, stock issued for services and loss on extinguishment of debt.

Cash Flows from Investing Activities

For the year ended December 31, 2025 net cash flows used in investing activities was $0.

For the year ended December 31, 2024 net cash flows used in investing activities was $58,406.

No cash was used in investing activities in 2025.

Cash Flows from Financing Activities

For the year ended December 31, 2025 net cash provided by financing activities was $2,041,996.

For the year ended December 31, 2024 net cash provided by financing activities was $2,344,755.

Cash flows provided by financing activities decreased in 2025 primarily due to a decrease in proceeds from the issuance of notes payable and proceeds from the issuance of convertible notes payable.

Liquidity and Capital Resources

At December 31, 2025, the Company had $50,469 cash in the bank. During the years ended December 31, 2025 and 2024, the Company incurred net losses of $2,742,499 and $3,896,719, respectively. At December 31, 2025, the Company had $58,125 in current assets and $3,631,669 in current liabilities, leaving the Company a working capital deficit of $3,573,544.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the years ended December 31, 2025, and December 31, 2024. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2025 and 2024 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2025 and 2024, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2025, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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
DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seafarer Exploration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seafarer Exploration Corp. (the Company) as of December 31, 2025 and 2024 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

3702 W. Spruce Street #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

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

Tampa, Florida
March 26, 2026

SEAFARER EXPLORATION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$50,469	$23,696
Prepaid consulting expense	6,907	2,228
Deposits and other prepaids	749	749
Total current assets	58,125	26,673

Property, plant and equipment, net	170,743	249,987
Right of use asset, net	46,872	11,740
Total Assets	$275,740	$288,400

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,044,970	$636,074
Deferred revenue	140,000	140,000
Convertible notes payable, net of discount of $0 and $10,524, respectively	-	139,476
Convertible notes payable, related parties	-	15,000
Convertible notes payable, in default	475,300	235,300
Convertible notes payable, in default - related parties	704,500	689,500
Notes payable, net of discount of $4,783 and $67,708, respectively	45,217	1,000,000
Notes payable, in default	1,112,000	112,000
Notes payable, in default - related parties	18,500	18,500
Line of credit	40,304	-
Shareholder loan	5,000	5,000
Operating lease liability, current	16,238	11,976
Finance lease liability, current	29,640	26,304
Total current liabilities	3,631,669	3,029,130

Operating lease liability, long term	30,968	-
Finance lease liability, long-term	40,623	71,465
Total Liabilities	3,703,260	3,100,595

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized;
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 17,000,000,000 shares authorized; 10,133,211,197 and 8,944,932,833 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,013,322	894,494
Common stock to be issued, $0.0001 par value, 32,373,211 and 33,039,877 shares outstanding at December 31, 2025 and 2024, respectively	3,238	3,304
Additional paid in capital	30,542,596	28,534,184
Accumulated deficit	(34,986,676)	(32,244,177)
Total Stockholders’ Deficit	(3,427,520)	(2,812,195)
Total Liabilities and Stockholders’ Deficit	$275,740	$288,400

See accompanying notes to the audited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue:
Service income	$-	$16,303

Operating Expenses
Consulting and contractor expenses	1,170,240	1,752,382
Vessel maintenance and dockage	70,640	206,170
Research and development	574,755	490,162
Professional fees	193,856	192,451
General and administrative expense	347,071	460,170
Depreciation and amortization expense	79,244	57,342
Rent expense	28,688	41,800
Travel and entertainment expense	87,632	156,074
Total operating expenses	2,552,126	3,356,551

Net loss from operations	(2,552,126)	(3,340,248)

Other income (expense)
Interest expense	(152,228)	(368,528)
Gain on disposal of assets	-	8,520
Loss on extinguishment of debt	(38,145)	(196,463)
Total other expenses, net	(190,373)	(556,471)

Loss before income tax	(2,742,499)	(3,896,719)
Provision for income tax	-	-

Net loss	$(2,742,499)	$(3,896,719)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	9,473,822,165	8,635,194,094

See accompanying notes to the audited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	7	$-	60	$-	8,314,141,446	$831,415	31,039,877	$3,104	$25,890,412	$(28,347,458)	$(1,622,527)

Common stock issued for cash	-	-	-	-	480,272,223	48,027	4,000,000	400	1,755,739	-	1,804,166

Stock issued for loan origination fee	-	-	-	-	4,500,000	450	(2,000,000)	(200)	45,580	-	45,830

Stock issued for services	-	-	-	-	66,841,430	6,684	-	-	362,720	-	369,404

Stock issued to settle accounts payable	-	-	-	-	5,715,571	572	-	-	36,091	-	36,663

Stock issued in exchange for leasing a vessel	-	-	-	-	3,000,000	300	-	-	29,700	-	30,000

Stock issued for loan extension	-	-	-	-	10,000,000	1,000	-	-	51,000	-	52,000

Conversion of notes payable	-	-	-	-	61,104,658	6,110	-	-	268,860	-	274,970

Conversion of accrued interest	-	-	-	-	5,091,402	509	-	-	44,295	-	44,804

Cancellation of shares	-	-	-	-	(10,800,564)	(1,080)	-	-	2,160	-	1,080

Equity kicker	-	-	-	-	5,066,667	507	-	-	47,627	-	48,134

Net Loss	-	-	-	-	-	-	-	-	-	(3,896,719)	(3,896,719)

Balance December 31, 2024	7	-	60	-	8,944,932,833	894,494	33,039,877	3,304	28,534,184	(32,244,177)	(2,812,195)

Common stock issued for cash	-	-	-	-	1,109,690,843	110,969	(666,666)	(66)	1,778,295	-	1,889,198

Stock issued for loan origination fee	-	-	-	-	3,000,000	300	-	-	7,052	-	7,352

Stock issued for services	-	-	-	-	56,100,000	5,610	-	-	150,465	-	156,075

Stock issued to settle accounts payable	-	-	-	-	14,135,000	1,414	-	-	60,094	-	61,508

Conversion of accrued interest	-	-	-	-	5,352,521	535	-	-	12,506	-	13,041

Net Loss	-	-	-	-	-	-	-	-	-	(2,742,499)	(2,742,499)

Balance December 31, 2025	7	$-	60	$-	10,133,211,197	$1,013,322	32,373,211	$3,238	$30,542,596	$(34,986,676)	$(03,427,520)

See accompanying notes to the audited consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,742,499)	$(3,896,719)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	51,064	29,162
Amortization of right of use asset, finance	28,181	28,180
Amortization of right of use asset, facilities	18,250	18,549
Amortization of loan fees	13,094	130,520
Common stock issued for services	156,075	369,404
Common stock issued in payment of a vessel rental	-	30,000
Common stock issued as equity kicker	-	48,134
Common stock issued for loan extension	-	52,000
Gain on disposal of assets	-	(8,520)
Loss on extinguishment of debt	38,145	196,463
Decrease (increase) in:
Prepaid consulting expense	(4,678)	16,707
Increase (decrease) in:
Accounts payable & accrued expenses	445,297	135,681
Operating lease liability	(18,152)	(18,481)
Net cash used in operating activities	(2,015,223)	(2,868,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(58,406)
Net cash used in investing activities	-	(58,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,889,198	1,804,166
Proceeds from the issuance of convertible notes payable	90,000	150,000
Proceeds from the issuance of notes payable	50,000	500,000
Proceeds from the issuance of notes payable, related party	-	15,000
Proceeds from line of credit	152,500	-
Payments on finance lease liability	(27,506)	(24,411)
Payments on line of credit	(112,196)	-
Payments on notes payable, in default	-	(100,000)
Net cash provided by financing activities	2,041,996	2,344,755

NET INCREASE(DECREASE) IN CASH	26,773	(582,571)
CASH, BEGINNING OF PERIOD	23,696	606,267
CASH, END OF PERIOD	$50,469	$23,696

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$51,847
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Right of use asset and liability	$53,382	$-
Principal and accrued interest converted to common stock	$13,041	$319,774
Stock issued for loan origination fee	$7,352	$45,830
Stock issued to settle accounts payable	$61,508	$36,663

See accompanying notes to the audited consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $34,986,676 as of December 31, 2025. During the years ended December 31, 2025 and 2024, the Company’s net losses were $2,742,499 and $3,896,719, respectively. The Company also had a substantial working capital deficit of $3,573,544 at December 31, 2025. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these consolidated financial statements. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the filing date of this report. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

See Note 5 – Convertible notes payable – in default, Convertible notes payable – related parties, in default, Notes payable – in default, Notes payable – related parties, in default, for further information regarding the Company’s convertible notes payable and notes payable that are currently in default due to nonpayment of principal and interest.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding its consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2025 and 2024. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2025, the Company had deposits that were $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $574,755 and $490,162 for the years ended December 31, 2025 and 2024, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments which requires the following:

1.	Identify the contract with a customer.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price of the contract.

4.	Allocate the transaction price to the performance obligations in the contract.

5.	Recognize revenue when the performance obligations are met or delivered.

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

During the year ended December 31, 2021, the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at December 31, 2025 and 2024 as deferred revenue, as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the years ended December 31, 2025 and 2024 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of December 31, 2025 and 2024, there were approximately 837,383,777 and 614,698,668 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020, the Company purchased a vehicle with an estimated useful life of seven years. As of December 31, 2025, these are the only capital assets owned by the Company.

Depreciation expense was $51,064 for the year ended December 31, 2025 and $29,162 for the year ended December 31, 2024, which is included in operating expenses in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the years ended December 31, 2025 and 2024.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended December 31, 2025 and 2024 include useful life of property, plant and equipment, valuation allowances against deferred tax assets and the fair value of non cash equity transactions.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments as of the years ended December 31, 2025 and 2024 (see Note 10 – Segment Information).

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

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10 (Financial Instruments – Overall), which permits entities to choose to measure many financial instruments and certain other items at fair value.

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

Leases

The Company accounts for leases under ASU 2016-02 Leases (Topic 842). At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Finance leases are included in the Company’s consolidated balance sheets.

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

Subsequent Events

It is the Company’s policy to evaluate all events that occur after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.

Recent Accounting Pronouncements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 15, 2025 through July 31, 2028 with base month rents of $1,646 from August 1, 2025 to July 31, 2026, $1,712 from August 1, 2026 to July 31, 2027, and $1,780 from August 1, 2027 to July 31, 2028. Under the terms of the amended lease there may be additional fees charged above the base monthly rental fee. During the years ended December 31, 2025 and 2024, the Company recorded $20,589 and $18,763 as operating lease expense, respectively, which is included in rent expense on the consolidated statements of operations.

On August 1, 2025, upon renewal of the lease, the Company recorded an increase in the right-of-use asset and lease liability of $53,382.

Right-of-use assets at December 31, 2025 and 2024 are summarized below:

	December 31, 2025	December 31, 2024
Office lease	$90,884	$37,502
Less accumulated amortization	(44,012)	(25,762)
Right of use assets, net	$46,872	$11,740

Amortization on the right -of -use asset is included in rent expense on the consolidated statements of operations.

Operating Lease liabilities are summarized below:

	December 31, 2025	December 31, 2024
Office lease	$47,206	$11,976
Less: current portion	(16,238)	(11,976)
Long term portion	$30,968	$-

Maturity of lease liabilities are as follows:

Year Ended December 31, 2026	$20,081
Year Ended December 31, 2027	20,884
Thereafter	12,462
Total future minimum lease payments	53,427
Less imputed interest	(6,221)
PV of payments	$47,206

Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

☐	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

☐	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

☐	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	December 31,	December 31,
	2025	2024
Vehicle lease	$53,100	$53,100
Vessel lease	70,849	70,849
Sonar lease	18,987	18,987
	142,936	142,936
Less accumulated amortization	(83,277)	(55,096)
Finance right of use asset	$59,659	$87,840

Finance lease liabilities are summarized below:

	December 31,	December 31,
	2025	2024
Vehicle lease	$25,702	$35,944
Vessel lease	34,291	47,957
Sonar lease	10,270	13,868
	70,263	97,769
Less: current portion	(29,640)	(26,304)
Long term portion	$40,623	$71,465

Maturity of lease liabilities are as follows:

Year Ended December 31, 2026	$37,758
Year Ended December 31, 2027	37,758
Year Ended December 31, 2028	4,414
Total future minimum lease payments	79,930
Less imputed interest	(9,667)
PV of payments	$70,263

Expenses incurred with respect to the Company’s finance leases during the years ended December 31, 2025 and 2024 which are included in general and administrative expenses on the consolidated statements of operations are set forth below.

	December 31,	December 31,
	2025	2024
Finance lease amortization	$28,180	$28,180
Finance lease interest	10,253	13,348
Total finance lease expense	$38,433	$41,528

The weighted average remaining lease term and the weighted average discount rate on the finance leases at December 31, 2025 and 2024 are set forth below.

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term	2.11 years	3.11 years
Weighted average discount rate	12%	12%

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

The following table reflects the convertible notes payable as of December 31, 2025 and 2024:

	Issue Date	Maturity Date	December 31, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - related parties
	12/11/24	06/11/25	$-	$15,000	6.00%	$0.0025
Balance convertible notes payable – related parties			$-	$15,000

	Issue Date	Maturity Date	December 31, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	03/18/24	03/18/25	$-	$50.000	6.00%	$0.0020
	03/28/24	03/28/25	-	100,000	6.00%	0.0020
Total			-	150,000
Less unamortized discounts			-	(10,524)
Balance convertible notes payable			$-	$139,476

	Issue Date	Maturity Date	December 31, 2025	December 31, 2024	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	$0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
	03/18/24	03/18/25	50,000	-	6.00%	0.0020
	03/28/24	03/28/25	100,000	-	6.00%	0.0020
	07/02/25	10/02/25	75,000	-	6.00%	0.0016
	06/24/25	07/24/25	15,000	-	6.00%	0.0020
Balance convertible notes payable - in default			$475,300	$235,300

Issue Date	Maturity Date	December 31, 2025	December 31, 2024	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	$0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	5,000	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	10/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/13/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	6.00%	0.0020
07/06/22	01/06/23	20,000	20,000	6.00%	0.0015
07/29/22	01/28/23	10,000	10,000	6.00%	0.0020
08/04/22	02/04/23	10,000	10,000	6.00%	0.0020
07/24/23	09/24/23	5,000	5,000	1.00%	0.00175
12/11/24	06/11/25	15,000	-	6.00%	0.0020
Balance convertible notes payable - related parties, in default		$704,500	$689,500

Balance all convertible notes payable		$1,179,800	$1,079,276

Notes Payable

The following tables reflect the notes payable at December 31, 2025 and 2024:

	Issue Date	Maturity Date	December 31, 2025	December 31, 2024	Rate
			Principal Balance	Principal Balance
Notes payable
	11/10/23	05/10/25	$-	$500,000	6.00%
	02/28/24	02/28/25	-	350,000	6.00%
	04/01/24	04/01/25	-	150,000	6.00%
	12/02/25	02/23/26	50,000	-	12.00%
Total			50,000	1,000,000
Less unamortized discounts			(4,783)	-
Balance notes payable			$45,217	$1,000,000

	Issue Date	Maturity Date	December 31, 2025	December 31, 2024	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	2,000	2,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
	11/10/23	05/10/25	500,000	-	6.00%
	02/28/24	05/10/25	350,000	-	6.00%
	04/01/24	04/01/25	150,000	-	6.00%
Balance notes payable – default			$1,112,000	$112,000

	Issue Date	Maturity Date	December 31, 2025	December 31, 2024	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$1,175,717	$1,130,500

Terms of Related Party Convertible Notes Payable and Related Party Notes Payable

The Company’s related party convertible notes payable and related party notes payable may contain terms that are not indicative of the terms that would normally be agreeable to unrelated third parties.

New Convertible Notes and Notes Payable Issued During the Years Ended December 31, 2025 and 2024

During the year ended December 31, 2025, the Company entered into the following convertible notes payable agreements:

In June of 2025, the Company entered into a convertible promissory note agreement in the amount of $15,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before July 24, 2025. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at $0.002 per share. At December 31, 2025 this note was in default.

In July of 2025, the Company entered into a convertible promissory note agreement in the amount of $75,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before October 2, 2025. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at $0.0016 per share. At December 31, 2025 this note was in default.

In December 2025, the Company entered into a promissory note agreement in the amount of $50,000 with an individual. This note pays interest at a rate of 12% per annum and the principal and accrued interest is due on or before February 23, 2026. The lender received 3,000,000 shares of the Company’s restricted common stock as a financing fee for providing the loan, which was recorded based on the relative fair value on the date of issuance in the amount of $7,352. This note went into default subsequent to December 31, 2025.

During the year ended December 31, 2024, the Company entered into the following Convertible Notes Payable and Notes Payable Agreements:

In February 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $350,000 in February 2024. Per the note agreement, the $350,000 received in February 2024 was due on February 28, 2025. The Company paid the lender 10,000,000 shares of its restricted common stock valued at approximately $50,000 to extend the due date of the loan until May 10, 2025. At December 31, 2025 this note was in default.

In March of 2024, the Company entered into a convertible promissory note agreement in the amount of $50,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before March 18, 2025. The lender received 1,000,000 shares of the Company’s restricted common stock as a financing fee for providing the loan, which was recorded based on the relative fair value on the date of issuance in the amount of $14,571. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate that of $0.002 per share. At December 31, 2025 this note was in default.

In March of 2024, the Company entered into a convertible promissory note agreement in the amount of $100,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before March 28, 2025. The lender received 1,500,000 shares of the Company’s restricted common stock as a financing fee for providing the loan, which was recorded based on the relative fair value on the date of the issuance in the amount $31,259. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate that of $0.002 per share. variable. At December 31, 2025 this note was in default.

In April 2024, the Company drew down the second round of funding under a promissory note agreement dated November 10, 2023 in the amount of up to $1,000,000. This note pays interest at a rate of 6% per annum. The lender advanced $150,000 in April 2024. Per the note agreement, the $150,000 received in April 2024 is due on April 1, 2025. The balance of the note payable at December 31, 2025 and December 31, 2024 is $1,000,000 , respectively. At December 31, 2025 this note was in default.

In December of 2024, the Company entered into a convertible promissory note agreement in the amount of $15,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before June 11, 2025. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0025 per share. At December 31, 2025 this note was in default.

Repayment of Promissory Note

The Company did not repay any of its notes payable during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at December 31, 2024.

Note Conversions

Year Ended December 31, 2025.

The Company issued 5,352,521 shares of restricted common stock with a total share value of $13,041 to a related party to settle $13,041 of the accrued interest owed on sixteen convertible notes payable.

Year Ended December 31, 2024

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

Shareholder Loan

The Company’s CEO provided a loan to the Company in the amount of $1,000 on August 3, 2025. The loan was repaid and the balance owed was $0 at December 31, 2025.

At December 31, 2025 and December 31, 2024, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit (“LoC”) that has a maximum draw amount of $50,000. Advances on the LoC bear interest, on the outstanding principal balance at a rate equal to 5.99% per annum. The Company entered into the LoC on April 15, 2025 and the LoC has no maturity date. As of December 31, 2025 the Company’s LoC balance is $40,304. The LoC is not collateralized.

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

The Company’s total authorized capital stock consists of 17,000,000,000 shares of common stock, $0.0001 par value per share.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock. 49,999,940 Series A and 60 Series B preferred shares are authorized.

Series A Preferred Stock

At December 31, 2025 and 2024, the Company had 49,999,940 Series A preferred shares authorized and seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

Series B Preferred Stock

At December 31, 2025 and 2024, the Company had 60 Series B preferred shares authorized and 60 shares of Series B preferred stock issued and outstanding. In 2014, the Board of Directors of the Company under the authority granted under Article V of the Articles of Incorporation, defined and created a new preferred series of shares from the 50,000,000 authorized preferred shares. Pursuant to Article V, the Board of Directors has the power to designate such shares and all powers and matters concerning such shares. Such share class shall be designated Preferred Class B. The preferred class was created for 60 Preferred Class B shares. Such shares each have a voting power equal to one percent of the outstanding shares issued (totaling 60%) at the time of any vote action as necessary for share votes under Florida law, with or without a shareholder meeting. Such shares are non-convertible to common stock of the Company and are not considered as convertible under any accounting measure. Such shares shall only be held by the Board of Directors as a Corporate body, and shall not be placed into any individual name. Such shares were considered issued at the time of this resolution’s adoption, and do not require a stock certificate to exist, unless selected to do so by the Board for representational purposes only. Such shares are considered for voting as a whole amount, and shall be voted for any matter by a majority vote of the Board of Directors. Such shares shall not be divisible among the Board members, and shall be voted as a whole either for or against such a vote upon the vote of the majority of the Board of Directors. In the event that there is any vote taken which results in a tie of a vote of the Board of Directors, the vote of the Chairman of the Board shall control the voting of such shares. Such shares are not transferable except in the case of a change of control of the Corporation when such shares shall continue to be held by the Board of Directors. Such shares have the authority to vote for all matters that require a share vote under Florida law and the Articles of Incorporation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Agreement to Explore a Shipwreck Site Located off of Melbourne Beach, Florida

In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC (“MAP”) with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of December 31, 2025, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

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

Vehicle Rental and Purchase Agreement

In January of 2023, the Company entered into a rental and purchase agreement for a vehicle for use in the Company’s operations to tow vessels and other equipment. Under the terms of the agreement, the Company has the right to exclusive use of the vehicle, a 2021 Dodge RAM 3500. The Company agreed to make a one time payment of 11,242,350 shares of its restricted common stock, with an agreed upon value of $22,485 for the purposes of the valuation of the truck, and pay $1,167 per month for sixty two months. Once the Company has an amount totaling the payoff amount, $52,464, to the seller, the seller agreed to transfer title and ownership of the vehicle to the Company. The lease is recorded under property, plant and equipment in the Company’s accompanying consolidated balance sheets. The lessee agreed to end the lease as of December 31, 2025 with no further payments owed by the Company.

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

Legal Proceedings

On September 6, 2024, the Plaintiff, Diane McConnell filed suit against Seafarer Exploration Corporation and Kyle Kennedy in the County Court of Brevard County, Florida. The suit alleges breach of contract and negligence regarding the maintenance and upkeep of a residential property. Seafarer leased the property from Plaintiff, as lodging for boat captains and crew. The lease was without incident for nearly ten years. Due to the Plaintiff’s vexatious litigation strategy, the costs of litigating this matter would have exceeded $100,000. On October 30, 2025, the Parties attended mediation and Seafarer successfully negotiated the dismissal of the lawsuit with prejudice (Meaning the claims cannot be filed again at a future date). Seafarer agreed to pay Plaintiff $22,500, and each party is responsible for their respective attorney fees. Plaintiff is bound by a confidentiality agreement and no disparagement agreement barring the Plaintiff from making slanderous public comments about Seafarer. The case is closed with no further payment or performance obligations due or outstanding as of the date of the filing of this report.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2025 and 2024, the Company has had extensive dealings with related parties including the following:

Year Ended December 31, 2025:

The Company issued 2,000,000 shares of restricted common stock valued at $4,800 to a member of its Board of Directors as a bonus for consulting work done during the year ended December 31, 2025.

Year Ended December 31, 2024:

During the year ended December 31, 2024, the Company repaid a related party shareholder a total of $102,679 of the principal balance and accrued interest of a convertible note payable. The balance of the related party convertible note was $0 at December 31, 2024.

In January of 2024, the Company extended the term of previous agreements with four individuals to continue serving as members of the Company’s Board of Directors. Two of the individuals are related to the Company’s CEO. Under the agreement, the Directors agreed to provide various services to the Company including making recommendations for both the short term and the long term business strategies to be employed by the Company, monitoring and assessing the Company’s business and to advise the Company’s Board of Directors with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions and identifying and evaluating alternative courses of action, making suggestions to strengthen the Company’s operations, identifying and evaluating external threats and opportunities to the Company, evaluating and making ongoing recommendations to the Board with respect for one year and may be terminated by either the Company or the Director by providing written notice to the other party. The previous agreement also terminates automatically upon the death, resignation or removal of the Directors. Under the terms of the agreement, the Company agreed to compensate the related party Board members via payment of 7,000,000 restricted shares of its common stock each, an aggregate total of 28,000,000 shares or $112,000, of which $111,386 was earned in 2024 and is shown in consulting and contractor expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2025 the Company agreed to compensate the related party Board members via payment of 10,000,000 restricted shares of its common stock each, an aggregate total of 40,000,000 shares or $100,000, of which $100,000 was earned in 2025 and is shown in consulting and contractor expenses in the accompanying consolidated statements of operations.

In December of 2024, the Company entered into a promissory note agreement in the amount of $15,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before June 11, 2025. The lender received 2,000,000 shares of the Company’s restricted common stock as a loan origination fee. The note is unsecured and is convertible at the lender’s option into shares of the Company’s common stock at a rate of $0.0025 per share. At December 31, 2025 this note was in default.

Additional related party transactions:

The Company has an informal consulting agreement with a person who is related to the Company’s CEO to pay the related party a variable amount per month plus periodic bonuses to provide general business consulting and assessing the Company’s business and to advise management with respect to an appropriate business strategy on an ongoing basis, commenting on proposed corporate decisions, perform periodic background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements and books and records. The consultant provides the services under the direction and supervision of the Company’s CEO. During the years ended December 31, 2025 and 2024, the Company paid the related party fees of $65,500 and $60,503, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2025 and 2024, the Company owed the related party $2,500 and $0, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the years ended December 31, 2025 and 2024, the Company paid the related party limited liability company fees of $1,300 and $8,424 respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying consolidated statements of operations. At December 31, 2025 and 2024, the Company owed the related party limited liability company $7,668 and $0, respectively.

During the years ended December 31, 2025 and 2024, the Company paid cash fees of $60,000 and $53,000 to one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors. During the years ended December 31, 2025 and 2024 the Board member also received a bonus of restricted common stock of $5,000 and $0. At December 31, 2025 and 2024, the Company owed the related party $5,000 and $0, respectively.

During the years ended December 31, 2025 and 2024, the Company paid fees of $12,000 and $22,000 to a limited liability company controlled by one of its Board members for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors. At December 31, 2025 and 2024, the Company owed the related party $16,000.

The Company’s related party transactions and amounts are not necessarily indicative of the terms that would normally be agreeable to unrelated third parties.

Shareholder Loan

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At December 31, 2025 and 2024, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 10 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the years ended December 31, 2025 and 2024 incurred by the two separate segments below.

During the years ended December 31, 2025 and 2024, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the year ended December 31, 2025 is as follows:

	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$-	$-

Total operating expenses	-	2,552,126	2,552,126

Net loss from operations	$-	$(2,252,126)	$(2,252,126)

Segment information relating to the Company’s two operating segments for the year ended December 31, 2024 is as follows:

	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$16,303	$16,303

Total operating expenses	-	3,356,551	3,356,551

Net loss from operations	$-	$(3,340,248)	$(3,340,248)

The following information shows information for the total assets relating to the Company’s two operating segments as of December 31, 2025 and 2024 is as follows:

		December 31, 2025
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Total assets	$-	$275,740	$275,740

		December 31, 2024
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Total assets	$-	$288,400	$288,400

NOTE 11 – INCOME TAXES

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

At December 31, 2025 and 2024, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2025	2024
Net operating loss carry-forward	$9,271,469	$8,048,147
Valuation allowance	(9,271,469)	(8,048,147)
Net deferred tax asset (liability)	$-	$-

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry forward periods available to the Company for tax reporting purposes, and other relevant factors. The valuation allowance at December 31, 2025 was $9,271,469 and as of December 31, 2024 was $8,048,147. The net change in allowance during the year ended December 31, 2025 was $1,223,322. During the year ended December 31, 2025 and 2024, the net operating losses were $726,762 and $972,261 respectively. The Company has approximately $9,271,469 of federal and state net operating loss carrying forwards to offset future federal taxable income as of December 31, 2025.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expenses in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2025 and 2024. Past tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is preparing and reviewing information for tax returns for past years. Due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2025 and 2024:

	For the Year	For the Year
	Ended	Ended
	December 31, 2025	December 31, 2024
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(5.50)%	(3.96)%
	(26.50)%	(24.96)%
Valuation allowance	26.50%	24.96%
Effective rate	0.00%	0.00%

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company sold or issued additional shares of its restricted common stock as follows:

-	214,766,669 shares were issued under subscription agreements for proceeds of $305,650;

-	6,000,000 shares with a total value of $17,400 were issued for services; and

-	13,681,348 shares issued to convert $13,994 of principal and interest of a convertible promissory note.

Subsequent to December 31, 2025 the following loan went into default:

-	A convertible promissory note payable due February 23, 2026 with a face amount of $50,000.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely recording, processing, summarizing and reporting financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of December 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely recording, processing, summarizing and reporting financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of December 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended December 31, 2025.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kyle Kennedy	66	President, CEO, Chairman of the Board
Charles Branscumb	65	Director
Robert L. Kennedy	74	Director
Bradford Clark	56	Director
Thomas Soeder	79	Director

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

Reliance on Certain Key Individuals

The Company believes that its future success will depend on the abilities and continued service of its CEO, Kyle Kennedy, and some of its consultants and advisors. If Seafarer was not able to retain Mr. Kennedy as the Company’s CEO, then the Board of Directors believes the Company would very likely suffer serious adverse and material consequences. Seafarer also utilizes the services of several key consultants and advisors who have been very instrumental in the growth and development of the Company, particularly in the areas of corporate financial consulting, strategic planning, corporate advisory services, research and development, archaeological research and diving operations. The Company believes that it is very important to its long-term growth to retain the services of these consultants and advisors.

Item 11. Executive Compensation.

Officers Summary Compensation Table

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/25	$240,800	$7,500	-	-	-	-	$-	$248,300
	12/31/24	$223,012	77,000	-	-	-	-	$11,915	$311,927

(1)	Mr. Kennedy did not receive any stock based compensation during the years ended December 31, 2025 and 2024. As of January 1, 2020 the Company’s Board of Directors agreed that the Company will provide a salary and other compensation to Mr. Kennedy after he did not receive a salary or any stock based compensation in years prior to 2020. As a part of his duties as CEO, Mr. Kennedy is required to travel extensively on Company business as the Company’s diving operations are located on the East Coast of Florida and the Company’s headquarters are located on the West Coast of Florida. The Company determined that it would be more cost effective for Mr. Kennedy to use his personal vehicle to travel on Company business rather than to lease a car for him. In lieu of leasing a car for Mr. Kennedy to use for Company business, Mr. Kennedy uses his personal vehicle for Company related travel. The Company provides Mr. Kennedy with periodic expense advances and reimbursements, including travel reimbursements for mileage and fuel for the use of his personal vehicle for Company business and reimburses him for various other Company business related expenses. The Company reimbursed or advanced to Mr. Kennedy $11,188 in 2025 and $17,094 in 2024 for travel and travel related Company expenses. The Company also reimbursed Mr. Kennedy $2,275 in 2025 and $4,856 in 2024 for his cellular telephone, Internet, text, and wireless data plan.

Officer Compensation

The Company does not have a formal compensation plan in place for its officer. The Company’s Board of Directors authorized Mr. Kennedy to receive a salary, at his discretion based on the Company’s financial position and developments with the business, in 2020 after not paying him a salary since the inception of the Company in 2008. As of the date of the filing of this report the Board of Directors and Mr. Kennedy have been engaged in the process of negotiating a compensation plan that includes stock based payments and other bonuses and incentives with Mr. Kennedy in order to retain his services as the Company’s CEO, however no compensation plan has been executed as of December 31, 2025.

Directors Summary Compensation Table

The following table shows the fees paid to the Company’s Board of Directors for the years ending December 31, 2025 and 2024 for their work as members of the Board of Directors:

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kyle Kennedy (1)	12/31/2025	-	-	-	-	-	-	-	-
	12/31/2024	-	-	-	-	-	-	-	-

Charles Branscum (2)	12/31/2025	-	-	24,000	-	-	-	-	24,000
	12/31/2024	-	-	28,000	-	-	-	-	28,000

Dr. Robert Kennedy (3)	12/31/2025	-	-	24,000	-	-	-	-	24,000
	12/31/2024	-	-	28,000	-	-	-	-	28,000

Bradford Clark (4)	12/31/2025	-	-	24,000	-	-	-	-	24,000
	12/31/2024	-	-	28,000	-	-	-	-	28,000

Thomas Soeder (5)	12/31/2025	-	-	24,000	-	-	-	-	24,000
	12/31/2024	-	-	28,000	-	-	-	-	28,000

(1)	During the years ended December 31, 2025 and 2024 the Company did not pay any Director’s fees to its Chairman of the Board, Kyle Kennedy. The salaries paid to Mr. Kennedy for his services as the Company’s CEO during the years ended December 31, 2025 and 2024 are listed under Item 11 – Executive Compensation and are not listed in the Directors’ compensation table.

(2)	During the years ended December 31, 2025 and 2024 the Company did not pay any fees to Mr. Branscum other than those listed in the Directors’ compensation table.

(3)	During the years ended December 31, 2025 and 2024 the Company did not pay any fees to Dr. Robert Kennedy other than those listed in the Directors’ compensation table.

(4)	During the years ended December 31, 2025 and 2024 the Company paid fees of $60,000 and $53,000 to Mr. Clark for business consulting and operations management services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

(5)	During the years ended December 31, 2025 and 2024 the Company paid fees of $12,000 and $22,000 each year to a limited liability company controlled by Mr. Soeder for business consulting and strategic advisory services that were separate from his duties as a member of the Company’s Board of Directors, these fees are not listed in the Directors’ compensation table.

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

Our total authorized capital stock consists of 17,000,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2025, there were 10,133,211,197 shares of our common stock outstanding.

This table reflects shares that were issued and outstanding as of December 31, 2025.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Kyle Kennedy - President, CEO and Chairman of the Board [3]	35,500,000	*
Charles Branscum – Director	146,000,000	1.44%
Dr. Robert L. Kennedy – Director	182,190,267	1.80%
Bradford Clark – Director	59,543,555	*
Thomas Soeder – Director	86,784,787	_*
Maximilian Thyssen - Shareholder	635,127,580	6.27%
All Directors and Officers and 5% or greater holders as group (6 persons)	1,145,146,189	11.30%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Seafarer Exploration Corp, 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 3618.

(2)	Percentages are based on 10,133,211,197 shares of common stock issued and outstanding at December 31, 2025.

(3)	For the purposes of this table, the share amounts being shown as beneficially owned by Mr. Kennedy include: 35,500,000 shares legally owned by Credo Argentarius, LLC (“Credo”), an entity controlled by Mr. Kennedy’s spouse. This statement shall not be construed as an admission that Mr. Kennedy is, for the purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, the beneficial owner of any of the securities set forth in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Note 8 – Related Party Transactions.

Item 14. Principal Accounting Fees and Services

Audit Related Fees

For the years ended December 31, 2025 and 2024, the Company paid $60,370 and $14,000, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements.

Tax Fees

For the years ended December 31, 2025 and 2024, the Company paid $0 in fees for professional services rendered fees related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2025 and 2024.

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

Seafarer Exploration Corp.

Date: March 26, 2026	By:	/s/ Kyle Kennedy
Kyle Kennedy President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: March 26, 2026	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: March 26, 2026	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: March 26, 2026	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: March 26, 2026	By:	/s/ Bradford Clark
Bradford Clark, Director