Form 10-Q
period 2026-03-31
SEAFARER EXPLORATION CORP
filed 2026-05-12
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 12, 2026, there were 10,833,743,694 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2026

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Cash	$30,216	$50,469
Prepaid consulting expense	6,359	6,907
Deposits and other prepaids	749	749
Total current assets	37,324	58,125

Property and equipment, net	125,380	170,743
Right of use asset	42,841	46,872
Total Assets	$205,545	$275,740

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$981,807	$1,044,970
Deferred revenue	140,000	140,000
Convertible notes payable, in default	325,300	475,300
Convertible notes payable, in default - related parties	699,500	704,500
Notes payable, net of discount of $0 and $4,783, respectively	-	45,217
Notes payable, in default	1,162,000	1,112,000
Notes payable, in default - related parties	18,500	18,500
Line of credit	-	40,304
Shareholder loan	5,000	5,000
Operating lease liability, current	16,848	16,238
Finance lease liability, current	16,068	29,640
Total current liabilities	3,365,023	3,631,669

Operating lease liability, long-term	26,527	30,968
Finance lease liability, long-term	16,178	40,623
Total Liabilities	3,407,728	3,703,260

Commitments and contingencies (Note 8)

Preferred stock, $0.0001 par values - 50,000,000 shares authorized;
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 17,000,000,000 shares authorized; 10,807,243,691 and 10,133,211,197 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,080,725	1,013,322
Common stock to be issued, $0.0001 par value, 32,373,211 shares outstanding	3,238	3,238
Additional paid in capital	31,594,700	30,542,596
Accumulated deficit	(35,880,846)	(34,986,676)
Total Stockholders’ Deficit	(3,202,183)	(3,427,520)
	$205,545	$275,740

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Service income	$-	$-

Operating Expenses
Consulting and contractor expenses	325,420	261,702
Vessel maintenance and dockage	8,335	19,092
Research and development	82,852	153,800
Professional fees	55,769	73,034
General and administrative expense	101,355	86,660
Depreciation and amortization expense	16,327	19,811
Rent expense	8,253	8,825
Travel and entertainment expense	26,841	32,767
Total operating expenses	625,152	655,691

Net loss from operations	(625,152)	(655,691)

Other income (expenses)
Interest expense	(40,029)	(43,373)
Gain on settlement of lease liability	5,256	-
Loss on extinguishment of debt	(234,245)	(32,337)
Total other expenses, net	(269,018)	(75,710)

Loss before income tax	(894,170)	(731,401)
Provision for income tax	-	-

Net loss	$(894,170)	$(731,401)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,447,970,020	9,041,645,055

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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2025	7	-	60	-	10,133,211,197	1,013,322	32,373,211	3,238	$30,542,596	$(34,986,676)	$(3,427,520)

Common stock issued for cash	-	-	-	-	487,033,339	48,703	-	-	637,847	-	686,550

Conversion of notes payable and accrued interest	-	-	-	-	180,999,155	18,100	-	-	397,457	-	415,557

Stock issued for services	-	-	-	-	6,000,000	600	-	-	16,800	-	17,400

Net loss	-	-	-	-	-	-	-	-	-	(894,170)	(894,170)

Balance March 31, 2026	7	$-	60	$-	10,807,243,691	$1,080,725	32,373,211	$3,238	$31,594,700	$(35,880,846)	$(3,202,183)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(894,170)	$(731,401)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	12,766	12,767
Amortization of right of use asset, finance	3,561	7,045
Amortization of right of use asset, facilities	4,031	4,939
Amortization of debt discount	4,783	10,525
Amortization of stock based compensation issued for services	17,948	425
Loss on extinguishment of debt	234,245	32,337
Gain on settlement of lease liability	(5,256)	-
Decrease (increase) in:
Prepaid consulting expense	-	2,876
Increase (decrease) in:
Accounts payable & accrued expenses	(36,851)	72,593
Operating lease liability	(3,831)	(5,268)
Net cash used by operating activities	(662,774)	(593,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	686,550	599,715
Proceeds from line of credit	20,000	-
Payments on finance lease liability	(3,725)	(6,572)
Payments on line of credit	(60,304)	-
Net cash provided by financing activities	642,521	593,143

NET DECREASE IN CASH	(20,253)	(19)
CASH, BEGINNING OF PERIOD	50,469	23,696
CASH, END OF PERIOD	$30,216	$23,677

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Principal and accrued interest converted to common stock	$415,557	$-
Stock issued to settle accounts payable	$-	$60,900
Common stock issued for services	$17,400	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2026 and 2025
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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “Commission”) on March 26, 2026. The results of operations for the three month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2026 or for any future period.

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $35,880,846 as of March 31, 2026. During the three month period ended March 31, 2026, the Company’s net loss was $894,170. The Company also had a substantial working capital deficit of $3,327,699 at March 31, 2026. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these consolidated financial statements. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the filing date of this report. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2026 and 2025. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2026, the Company had deposits that were $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $82,852 and $153,800 for the three month periods ended March 31, 2026 and 2025, respectively.

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

During the year ended December 31, 2021, the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at March 31, 2026 and 2025 as deferred revenue, as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the three month periods ended March 31, 2026 and 2025 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of March 31, 2026 and 2025, there were approximately 775,351,090 and 618,418,569 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, convertible notes payable and payables, approximate their fair values because of the short maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020 the Company purchased a vehicle with an estimated useful life of seven years. As of March 31, 2026, these are the only capital assets owned by the Company.

Depreciation expense was $12,766 and $12,767 for the three month periods ended March 31, 2026 and 2025, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the three month periods ended March 31, 2026 and 2025.

Use of Estimates

The process of preparing unaudited condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three month periods ended March 31, 2026 and 2025 include the useful life of property, plant and equipment, valuation allowances against deferred tax assets, the fair value of non cash equity transactions, and impairment of long-lived assets.

Segment Information

During 2019, Seafarer’s wholly owned subsidiary, Blockchain began operations, generated revenue and incurred expenses. The business of Blockchain has no relation to the Company’s historic shipwreck exploration and recovery operations other than common ownership. The single segment was identified based on how the Chief Operating Decision Maker (“CODM”), who the Company has determined to be its Chief Executive Officer, manages and evaluates performance and allocates resources. As such, the Company concluded that the operations of Blockchain and Seafarer Exploration were separate reportable segments (see Note 10 – Segment Information).

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

Leases

The Company accounts for leases under ASU 2016-02, Leases. At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options: Induced Conversion of Convertible Debt Instruments (Subtopic 470-20), which clarifies accounting for induced conversions of convertible debt, specifically when issuers offer “sweeteners” to prompt early conversion. It requires that for induced conversion accounting to apply, the instrument must have a substantive conversion feature and the offer must preserve the form and amount of consideration, even if settled in cash or hybrid forms. This standard is effective for annual periods beginning after December 15, 2025, and early adoption permitted. The Company adopted the standard as of January 1, 2026 and it does not expect the adoption of this new guidance to have a material impact, if any, on the financial statements.

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 15, 2025 through July 31, 2028 with base month rents of $1,646 from August 1, 2025 to July 31, 2026, $1,712 from August 1, 2026 to July 31, 2027, and $1,780 from August 1, 2027 to July 31, 2028. Under the terms of the amended lease there may be additional fees charged above the base monthly rental fee. During the three months ended March 31, 2026 and 2025, the Company recorded $5,138 and $5,268 as operating lease expense, respectively, which is included in rent expense on the unaudited condensed statements of operations.

Right-of-use assets at March 31, 2026 and December 31, 2025 are summarized below:

	March 31, 2026	December 31, 2025
Office lease	$53,382	$53,382
Less accumulated amortization	(10,541)	(6,510)
Right of use assets, net	$42,841	$46,872

Amortization on the right-of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	March 31, 2026	December 31, 2025
Office lease	$43,375	$47,206
Less: current portion	(16,848)	(16,238)
Long term portion	$26,527	$30,968

Maturity of operating lease liabilities are as follows:

Year Ended December 31, 2026	$15,145
Year Ended December 31, 2027	20,884
Year Ended December 31, 2028	12,462
Total future minimum lease payments	48,491
Less imputed interest	(5,116)
PV of payments	$43,375

Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

○	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

○	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

○	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	March 31, 2026	December 31, 2025
Vehicle lease	$53,100	$53,100
Vessel lease	-	70,849
Sonar lease	18,987	18,987
	72,087	142,936
Less accumulated amortization	(45,025)	(83,277)
Finance right of use asset	$27,062	$59,659

Finance lease liabilities are summarized below:

	March 31, 2025	December 31, 2025
Vehicle lease	$22,944	$25,702
Vessel lease	-	34,291
Sonar lease	9,302	10,270
	32,246	70,263
Less: current portion	(16,068)	(29,640)
Long term portion	$16,178	$40,623

The vessel was damaged and the lessee agreed to end the lease as of December 31, 2025 with no further payments owed by the Company based on the insurance settlement terms.

Maturity of lease liabilities are as follows:

Year Ended December 31, 2026	14,305
Year Ended December 31, 2027	19,073
Year Ended December 31, 2028	2,856
Total future minimum lease payments	36,234
Less imputed interest	(3,988)
PV of payments	$32,246

Expenses incurred with respect to the Company’s finance leases during the three months ended March 31, 2026 and 2025 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below.

	March 31, 2026	March 31, 2025
Finance lease amortization	$3,560	$7,045
Finance lease interest	1,042	2,868
Total finance lease expense	$4,602	$9,913

The weighted average remaining lease term and the weighted average discount rate on the finance leases at March 31, 2026 and December 31, 2025 are set forth below.

	March 31,	December 31,
	2026	2025
Weighted average remaining lease term	1.87 years	2.11 years
Weighted average discount rate	12%	12%

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at March 31, 2026 and December 31, 2025:

Issue Date	Maturity Date	March 31, 2026	December 31, 2025	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - in default
08/28/09	11/01/09	$4,300	$4,300	10.00%	$0.0150
11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
03/18/24	03/18/25	-	50,000	6.00%	0.0020
03/28/24	03/28/25	-	100,000	6.00%	0.0020
06/24/25	07/24/25	15,000	15,000	6.00%	0.0020
07/02/25	10/02/25	75,000	75,000	6.00%	0.0016

Balance convertible notes payable - in default		$325,300	$475,300

Issue Date	Maturity Date	March 31, 2026	December 31, 2025	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	$0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	-	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	10/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/13/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	6.00%	0.0020
07/06/22	01/06/23	20,000	20,000	6.00%	0.0015
07/29/22	01/28/23	10,000	10,000	6.00%	0.0020
08/04/22	02/04/23	10,000	10,000	6.00%	0.0020
07/24/23	09/24/23	5,000	5,000	1.00%	0.00175
12/11/24	06/11/25	15,000	15,000	6.00%	0.0020
Balance convertible notes payable - related parties, in default		$699,500	$704,500

Balance all convertible notes payable		$1,024,800	$1,179,800

Notes Payable

The following tables reflect the notes payable at March 31, 2026 and December 31, 2025:

	Issue Date	Maturity Date	March 31, 2026	December 31, 2025	Rate
			Principal Balance	Principal Balance
Notes payable
	12/02/25	02/23/26	$-	50,000	12.00%
Total			-	50,000
Less unamortized discounts			-	(4,783)
Balance notes payable			$-	$45,217

	Issue Date	Maturity Date	March 31, 2026	December 31, 2025	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	2,000	2,000	6.00%
	11/29/17	11/29/19	105,000	105,000	2.06%
	11/10/23	05/10/25	500,000	500,000	6.00%
	02/28/24	05/10/25	350,000	350,000	6.00%
	04/01/24	04/01/25	150,000	150,000	6.00%
	12/02/25	02/23/26	50,000	-	12.00%
Balance notes payable – default			$1,162,000	$1,112,000

	Issue Date	Maturity Date	March 31, 2025	December 31, 2025	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable			$1,180,500	$1,175,717

Terms of Related Party Convertible Notes Payable and Related Party Notes Payable

The Company’s related party convertible notes payable and related party notes payable may contain terms that are not indicative of the terms that would normally be agreeable to non related third parties.

New Convertible Notes Payable Issued During the Three Month Periods Ended March 31, 2026 and 2025

During the three month periods ended March 31, 2026 and 2025 the Company did not enter into any convertible notes payable or notes payable agreements.

Repayments of Notes Payable

The Company did not repay any of its notes payable during the three month periods ended March 31, 2026 and 2025.

Note Conversions

Period Ended March 31, 2026

The Company issued 13,681,348 shares of restricted common stock to a related party to settle $5,000 of the principal balance of a convertible promissory note dated January 6, 2017 and $8,994 of the accrued interest owed on seventeen convertible notes payable. The balance of the convertible note was $0 at March 31, 2026.

The Company issued 111,490,411 shares of restricted common stock to settle $111,490 of the principal and accrued interest owed on a convertible note payable dated March 28, 2024. The Company recorded a loss on extinguishment of debt of $234,245 on the conversion. The balance of the convertible note was $0 at March 31, 2026.

The Company issued 55,827,397 shares of restricted common stock to settle $55,827 of the principal and accrued interest owed on a convertible note payable dated March 18, 2024. The balance of the convertible note was $0 at March 31, 2026.

There were no note conversions during the three month period ended March 31, 2025.

Shareholder Loan

At March 31, 2026 and December 31, 2025, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

-	A loan with no due date with a $1,500 remaining balance and an interest rate of 2% and a conversion rate of $0.0005; and

-	A loan due on September 9, 2022 with a remaining balance of $3,500, and an interest rate of 1%.

Collateralized Promissory Notes

Two convertible notes outstanding with related parties, dated January 9, 2009 and January 18, 2012 totalling $60,000 are collateralized by Company assets.

NOTE 6 – LINE OF CREDIT

The Company has a revolving line of credit (“LoC”) that has a maximum draw amount of $50,000. Advances on the LoC bear interest, on the outstanding principal balance at a rate equal to 5.99% per annum. The Company entered into the LoC on April 15, 2025 and the LoC has no maturity date. As of March 31, 2026 the Company’s LoC balance is $0. The LoC is not collateralized.

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

Series A Preferred Stock

At March 31, 2026 and 2025, the Company had 49,999,940 Series A preferred shares authorized and seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

Series B Preferred Stock

At March 31, 2026 and 2025, the Company had 60 Series B preferred shares authorized and 60 shares of Series B preferred stock issued and outstanding. In 2014, the Board of Directors of the Company under the authority granted under Article V of the Articles of Incorporation, defined and created a new preferred series of shares from the 50,000,000 authorized preferred shares. Pursuant to Article V, the Board of Directors has the power to designate such shares and all powers and matters concerning such shares. Such share class shall be designated Preferred Class B. The preferred class was created for 60 Preferred Class B shares. Such shares each have a voting power equal to one percent of the outstanding shares issued (totaling 60%) at the time of any vote action as necessary for share votes under Florida law, with or without a shareholder meeting. Such shares are non-convertible to common stock of the Company and are not considered as convertible under any accounting measure. Such shares shall only be held by the Board of Directors as a Corporate body, and shall not be placed into any individual name. Such shares were considered issued at the time of this resolution’s adoption, and do not require a stock certificate to exist, unless selected to do so by the Board for representational purposes only. Such shares are considered for voting as a whole amount, and shall be voted for any matter by a majority vote of the Board of Directors. Such shares shall not be divisible among the Board members, and shall be voted as a whole either for or against such a vote upon the vote of the majority of the Board of Directors. In the event that there is any vote taken which results in a tie of a vote of the Board of Directors, the vote of the Chairman of the Board shall control the voting of such shares. Such shares are not transferable except in the case of a change of control of the Corporation when such shares shall continue to be held by the Board of Directors. Such shares have the authority to vote for all matters that require a share vote under Florida law and the Articles of Incorporation.

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

Vessel and Trailer Rental and Purchase Agreement

In January of 2023, the Company entered into a rental and purchase agreement for a vessel and trailer. Under the terms of the agreement, the Company has the right to exclusive use of the vessel, a thirty four foot King Cat manufactured by Baha Cruisers, and trailer to be able to haul the vessel. The Company agreed to make a one time payment of 15,000,000 shares of its restricted common stock, with an agreed upon value of $30,000 for the purposes of the valuation of the vessel and trailer, and pay $1,557 per month for sixty months. The Company and the owner of the vessel and trailer agreed that the price of the shares for the purposes of the share price calculation was $0.002. Once the Company has paid the amount totaling the agreed upon purchase price of $100,000, the owner of the vessel agreed to transfer the title and ownership of the vessel and trailer to the Company. The lease is recorded under property, plant and equipment in the Company’s accompanying consolidated balance sheets. The vessel was damaged and the lessee agreed to end the lease as of December 31, 2025 with no further payments owed by the Company based on the insurance settlement terms.

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

Legal Proceedings

On September 6, 2024, the Plaintiff, Diane McConnell filed suit against Seafarer Exploration Corporation and Kyle Kennedy in the County Court of Brevard County, Florida. The suit alleges breach of contract and negligence regarding the maintenance and upkeep of a residential property. Seafarer leased the property from Plaintiff, as lodging for boat captains and crew. The lease was without incident for nearly ten years. Due to the Plaintiff’s vexatious litigation strategy, the costs of litigating this matter would have exceeded $100,000. On October 30, 2025, the Parties attended mediation and Seafarer successfully negotiated the dismissal of the lawsuit with prejudice (Meaning the claims cannot be filed again at a future date). Seafarer agreed to pay Plaintiff $22,500, and each party is responsible for their respective attorney fees. Plaintiff is bound by a confidentiality agreement and no disparagement agreement barring the Plaintiff from making slanderous public comments about Seafarer. The case is closed with no further payment or performance obligations due or outstanding as of March 31, 2026 and December 31, 2025.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

Three Month Period Ended March 31, 2026:

See Note 5 convertible notes payable.

Three Month Period Ended March 31, 2025:

None.

Other Related Party Transactions

The Company has an informal consulting agreement with a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements. The consultant provides the services under the direction and supervision of the Company’s CEO. During the three month periods ended March 31, 2026 and 2025, the Company paid the related party consulting fees $0 and $12,000 for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, the Company owed the related party limited liability company $2,500.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the three month periods ended March 31, 2026 and 2025, the Company paid the related party limited liability company fees of $6,200 and $3,386, respectively, for services rendered. These fees are recorded as an expense in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, the Company owed the related party limited liability company $13,868 and $7,668, respectively.

Related Party Transactions

The Company’s related party transactions are not necessarily indicative of the terms that would normally be agreeable to non related third parties.

Shareholder Loans

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

At March 31, 2026, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable – related parties, convertible notes payable – related parties, in default, and notes payable - related parties, in default.

NOTE 10 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the three month periods ended March 31, 2026 and 2025 incurred by the two separate segments below.

During the three month periods ended March 31, 2026 and 2025, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2026 is as follows:

	March 31, 2026	March 31, 2026	March 31, 2026
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$-	$-

Total operating expenses	-	625,152	625,152

Net loss from operations	$-	$(625,152)	$(625,152)

Segment information relating to the Company’s two operating segments for the three month period ended March 31, 2025 is as follows:

	March 31, 2025	March 31, 2025	March 31, 2025
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$-	$-

Total operating expenses	-	655,691	655,691

Net loss from operations	$-	$(655,691)	$(655,691)

The following information shows information for the total assets relating to the Company’s two operating segments at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	March 31, 2026	March 31, 2026
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Total assets	$-	$205,545	$205,545

	December 31, 2025	December 31, 2025	December 31, 2025
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Total assets	$-	$275,740	$275,740

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the Company sold or issued additional shares of its restricted common stock as follows:

-	24,000,003 shares were issued under subscription agreements for proceeds of $36;000: and

-	2,500,000 shares with a total value of $6,250 were issued for services.

A lender agreed to cancel the principal balance of $105,000 for a convertible promissory note dated November 19, 2017 in exchange for receiving a portion of future treasure with a minimum value of $3,200,000 that is recovered by the Company.

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

General Information

Seafarer has generated only minimal revenue in the past and does not expect to report any significant revenue from operations for the foreseeable future. The Company has incurred recurring losses to date. These factors and others raise significant doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Results of Operations

At March 31, 2026 and 2025, the Company had working capital deficits of $3,327,699 and $3,055,436, respectively. Such working capital deficit may indicate that there is substantial risk to the continued viability of the Company and that there is a high degree of risk that the Company could become insolvent due to this significant working capital deficit and the lack of cash flow from its operations. The Company does not currently generate the cash flow required to service this debt. Unless the Company is able to generate cash flows from operations then some, or all, of the debt that is not already in default will likely become in default. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Summary of the Three Month Period Ended March 31, 2026 Results of Operations Compared to the Three Month Period Ended March 31, 2025 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended March 31, 2026 and 2025, the Company did not generate any revenue.

Operating Expenses

Operating expenses were $625,152 for the period ended March 31, 2026 versus $655,691 for the period ended March 31, 2025, a decrease of $30,539 or approximately 5%. The decrease in operating expenses in 2026 was primarily due to a $70,948 decrease in research and development, a $17,265 decrease in professional fees, and a $10,757 decrease in vessel maintenance and dockage expense. These decreases offset a $63,718 increase in consulting and contractor expenses.

Other Expenses

Other expense, net were $269,018 during the three month period ended March 31, 2026 versus $75,710 during the three month period ended March 31, 2025, an increase of $193,308 or 255%. The increase in other expense in 2026 was primarily due to a $201,908 increase in loss on extinguishment of debt.

Net Losses

The Company’s net loss for the three months ended March 31, 2026 and 2025 was $894,170, and $731,401, respectively, a year-over-year increase of approximately 22%. Net losses increased in 2026 due to an increase in other expenses.

Cash Flows from Operating Activities

For the three month period ended March 31, 2026 net cash flows used in operating activities was $662,774.

For the three month period ended March 31, 2025 net cash flows used in operating activities was $593,162.

Cash flows used in operating activities increased in 2026 due to an increase in the Company’s net losses.

Cash Flows from Investing Activities

For the three month period ended March 31, 2026 net cash flows used in investing activities was $0.

For the three month period ended March 31, 2025 net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three month period ended March 31, 2026 net cash provided by financing activities was $642,521.

For the three month period ended March 31, 2025 net cash provided by financing activities was $593,143.

Cash flows provided by financing activities increased in 2026 primarily due to an increase in the proceeds from the issuance of common stock.

Liquidity and Capital Resources

At March 31, 2026, the Company had $30,216 cash in the bank. During the three month periods ended March 31, 2026 and 2025, the Company incurred net losses of $894,170 and $731,401 respectively. At March 31, 2026, the Company had $37,324 in current assets and $3,365,023 in current liabilities, leaving the Company a working capital deficit of $3,327,699.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit during the three month period ended March 31, 2026, and the year ended December 31, 2025. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2025 and 2024 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2025 and 2024, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of March 31, 2026, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the three month periods ended March 31, 2026 and 2025 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2026 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended March 31, 2026.

Part II. Other Information

Item 1. Legal Proceedings

On September 6, 2024, the Plaintiff, Diane McConnell filed suit against Seafarer Exploration Corporation and Kyle Kennedy in the County Court of Brevard County, Florida. The suit alleges breach of contract and negligence regarding the maintenance and upkeep of a residential property. Seafarer leased the property from Plaintiff, as lodging for boat captains and crew. The lease was without incident for nearly ten years. Due to the Plaintiff’s vexatious litigation strategy, the costs of litigating this matter would have exceeded $100,000. On October 30, 2025, the Parties attended mediation and Seafarer successfully negotiated the dismissal of the lawsuit with prejudice (Meaning the claims cannot be filed again at a future date). Seafarer agreed to pay Plaintiff $22,500, and each party is responsible for their respective attorney fees. Plaintiff is bound by a confidentiality agreement and no disparagement agreement barring the Plaintiff from making slanderous public comments about Seafarer. The case is closed with no further payment or performance obligations due or outstanding.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the three month period ended March 31, 2026, the Company issued 6,000,000 shares of its restricted common stock for services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the three month period ended March 31, 2026, the Company entered into subscription agreements to sell 487,033,339 shares of its restricted common stock in exchange for proceeds of $686,550. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes, Loan Origination Fees and to Settle Debt

During the three month period ended March 31, 2026, the Company issued 180,999,155 shares to settle the principal balances and accrued interest of convertible notes. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the three month period ended March 31, 2026, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the three month period ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

The Company has several promissory notes and loans that are currently in default to non-payment of principal and interest. See Note 5 – Convertible Notes Payable and Notes Payable for a listing of the debt obligations of the Company that are in default.

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

SEAFARER EXPLORATION CORP.

Date: May 12, 2026	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 12, 2026	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 12, 2026	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 12, 2026	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 12, 2026	By:	/s/ Bradford Clark
Bradford Clark, Director