Form 10-Q/A
period 2026-03-31
SEAFARER EXPLORATION CORP
filed 2026-05-15
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the Securities and Exchange Commission on May 12, 2026, is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typographical errors were updated.

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

	March 31, 2026	March 31, 2025
Finance lease amortization	$3,561	$7,045
Finance lease interest	1,042	2,868
Total finance lease expense	$4,603	$9,913

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

SEAFARER EXPLORATION CORP.

Date: May 15, 2026	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: May 15, 2026	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: May 15, 2026	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: May 15, 2026	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: May 15, 2026	By:	/s/ Bradford Clark
Bradford Clark, Director