Form 10-Q
period 2026-06-30
SEAFARER EXPLORATION CORP
filed 2026-08-13
CIK 1106213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 13, 2026, there were 11,040,410,363 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

SEAFARER EXPLORATION CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

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

Item I. Financial Statements

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$25,267	$50,469
Prepaid consulting expense	1,604	6,907
Deposits and other prepaids	749	749
Total current assets	27,620	58,125

Property and equipment, net	107,917	170,743
Right of use asset	38,714	46,872
Total Assets	$174,251	$275,740

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,144,204	$1,044,970
Deferred revenue	140,000	140,000
Convertible notes payable	60,000	-
Convertible notes payable, in default	325,300	475,300
Convertible notes payable, in default - related parties	699,500	704,500
Notes payable, net of discount of $0 and $4,783, respectively	-	45,217
Notes payable, in default	1,007,000	1,112,000
Notes payable, in default - related parties	18,500	18,500
Line of credit	48,286	40,304
Shareholder loan	5,000	5,000
Operating lease liability, current	17,488	16,238
Finance lease liabilities, current	16,068	29,640
Total current liabilities	3,481,346	3,631,669

Operating lease liability, long term	21,960	30,968
Finance lease liabilities, long-term	12,338	40,623
Total Liabilities	3,515,644	3,703,260

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par values - 50,000,000 shares authorized; 67 shares issued
Series A - 7 shares issued and outstanding	-	-
Series B - 60 shares issued and outstanding	-	-
Common stock, $0.0001 par value - 17,000,000,000 shares authorized; 11,019,410,363 and 10,133,211,197 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,101,942	1,013,322
Common stock to be issued, $0.0001 par value, 29,039,877 and 32,373,211 shares outstanding at June 30, 2026 and December 31, 2025, respectively	2,905	3,238
Additional paid in capital	31,832,066	30,542,596
Accumulated deficit	(36,278,306)	(34,986,676)
Total Stockholders’ Deficit	(3,341,393)	(3,427,520)
Total Liabilities and Stockholders’ Deficit	$174,251	$275,740

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Service income	$-	-	$-	$-

Operating Expenses
Consulting and contractor expenses	251,368	296,204	582,886	557,906
Vessel maintenance and dockage	18,545	9,639	26,880	28,731
Research and development	84,710	134,528	167,562	288,328
Professional fees	17,726	26,464	67,397	99,498
General and administrative expense	92,502	94,955	193,857	181,615
Depreciation and amortization expense	16,327	19,811	32,654	39,622
Rent expense	9,278	8,979	17,531	17,804
Travel and entertainment expense	30,340	13,624	57,181	46,391
Total operating expenses	520,796	604,204	1,145,948	1,259,895

Net loss from operations	(520,796)	(604,204)	(1,145,948)	(1,259,895)

Other income (expense)
Interest expense	(36,593)	(34,144)	(76,622)	(77,517)
Gain on settlement of lease liability	52,450	-	57,706	-
Other income	2,479	-	2,479	-
Gain on extinguishment of debt	105,000	-	105,000	-
Loss on extinguishment of debt	-	(5,808)	(234,245)	(38,145)
Total other income (expenses)	123,336	(39,952)	(145,682)	(115,662)

Loss before income tax	(397,460)	(644,156)	(1,291,630)	(1,375,557)
Provision for income tax	-	-	-	-

Net loss	$(397,460)	$(644,156)	$(1,291,630)	$(1,375,557)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,901,697,907	9,296,457,448	10,676,087,356	9,209,496,674

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2025	7	$-	60	$-	10,133,211,197	$1,013,322	32,373,211	$3,238	$30,542,596	$(34,986,676)	$(3,427,520)

Common stock issued for cash	-	-	-	-	487,033,339	48,703	-	-	637,847	-	686,550

Conversion of notes payable and accrued interest	-	-	-	-	180,999,155	18,100	-	-	397,457	-	415,557

Stock issued for services	-	-	-	-	6,000,000	600	-	-	16,800	-	17,400

Net loss	-	-	-	-	-	-	-	-	-	(894,170)	(894,170)

Balance March 31, 2026	7	-	60	-	10,807,243,691	1,080,725	32,373,211	3,238	31,594,700	(35,880,846)	(3,202,183)

Common stock issued for cash	-	-	-	-	209,666,672	20,967	(3,333,334)	(333)	231,366	-	251,999

Stock issued for services	-	-	-	-	2,500,000	250	-	-	6,000	-	6,250

Net loss	-	-	-	-	-	-	-	-	-	(397,460)	(397,460)

Balance June 30, 2026	7	$-	60	$-	11,019,410,363	$1,101,942	29,039,877	$2,905	$31,832,066	$(36,278,306)	$(3,341,393)

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

SEAFARER EXPLORATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,291,630)	$(1,375,557)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,532	25,533
Amortization of right of use assets, finance	7,122	14,090
Amortization of right of use asset, facilities	8,158	10,020
Amortization of debt discount	4,783	10,525
Common stock issued for services	17,400	38,625
Amortization of stock based compensation issued for services	22,702	-
Loss on extinguishment of debt	234,245	38,145
Gain on settlement of lease liability	(57,706)	-
Gain on extinguishment of debt	(105,000)	-
Write off of property and equipment	1,136	-
Increase in:
Prepaid consulting expense	(17,399)	(5,341)
Increase (decrease) in:
Accounts payable & accrued expenses	131,796	169,352
Operating lease liability	(7,758)	(10,223)
Net cash used in operating activities	(1,026,619)	(1,084,831)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds received from insurance settlement	52,450	-
Net cash provided by investing activities	52,450	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	938,550	1,025,715
Proceeds from the issuance of convertible notes payable	60,000	15,000
Proceeds from line of credit	69,000	37,000
Payments on finance lease liabilities	(7,565)	(13,343)
Payments on notes payable	(50,000)	-
Payments on line of credit	(61,018)	-
Net cash provided by financing activities	948,967	1,064,372

NET DECREASE IN CASH	(25,202)	(20,459)
CASH, BEGINNING OF PERIOD	50,469	23,696
CASH, END OF PERIOD	$25,267	$3,237

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,203	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Principal and accrued interest converted to common stock	$415,557	$13,041
Stock issued to settle accounts payable	$6,250	$61,508

See accompanying notes to the unaudited condensed consolidated financial statements.

SEAFARER EXPLORATION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2026 and 2025 (Unaudited)

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “Commission”) on March 26, 2026. The results of operations for the three and six month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2026 or for any future period.

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $36,278,306 as of June 30, 2026. During the six month period ended June 30, 2026, the Company’s net loss was $1,291,630. The Company also had a substantial working capital deficit of $3,453,726 at June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these consolidated financial statements. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the filing date of this report. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

See Note 5 – Convertible notes payable and notes payable for further information regarding the Company’s convertible notes payable and notes payable that are currently in default due to non payment of principal and interest.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2026 and 2025. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2026, the Company had deposits that were $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $167,562 and $288,328 for the six month periods ended June 30, 2026 and 2025, respectively and $84,710 and $134,528 for the three month periods ended June 30, 2026 and 2025, respectively.

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

During the year ended December 31, 2021, the Company entered into an agreement to provide scanning services using its SeaSearcher technology to a corporation involved in searching for historic shipwreck material. Under the terms of the agreement the Company received an upfront payment of $140,000 which has been included in the accompanying consolidated balance sheets at June 30, 2026 and December 31, 2025 as deferred revenue, as the services have not yet been provided.

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

The potentially dilutive common stock equivalents for the six month periods ended June 30, 2026 and 2025 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of June 30, 2026 and 2025, there were approximately 863,533,859 and 771,910,420 shares of common stock underlying the outstanding convertible notes payable and warrants, respectively.

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

During the year ended December 31, 2019, the Company purchased a vessel with an estimated useful life of ten years. During the year ended December 31, 2020 the Company purchased a vehicle with an estimated useful life of seven years. As of June 30, 2026, these are the only capital assets owned by the Company.

Depreciation expense was $25,532 and $25,533 for the six month periods ended June 30, 2026 and 2025, respectively, and $12,766 for the three month periods ended June 30, 2026 and 2025, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the six month periods ended June 30, 2026 and 2025.

Use of Estimates

The process of preparing unaudited condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the six month periods ended June 30, 2026 and 2025 include the useful life of property, plant and equipment, valuation allowances against deferred tax assets, the fair value of non cash equity transactions, and impairment of long-lived assets.

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

Finance leases are included in finance lease liabilities, current and finance lease liabilities, long term in the Company’s condensed consolidated balance sheets.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in rent expenses on the condensed consolidated statements of operations.

As permitted under the guidance, the Company has made an accounting policy election not to apply the recognition provisions of the guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

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

The Company leases 823 square feet of office space located at 14497 North Dale Mabry Highway, Suite 209-N, Tampa, Florida 33618. The Company entered into an amended lease agreement commencing on July 15, 2025 through July 31, 2028 with base month rents of $1,646 from August 1, 2025 to July 31, 2026, $1,712 from August 1, 2026 to July 31, 2027, and $1,780 from August 1, 2027 to July 31, 2028. Under the terms of the amended lease there may be additional fees charged above the base monthly rental fee. During the six months ended June 30, 2026 and 2025, the Company recorded $11,855 and $10,590 as operating lease expense, respectively, which is included in rent expense on the unaudited condensed consolidated statements of operations.

On August 1, 2023, upon renewal of the lease, the Company recorded a right-of-use asset and lease liability of $37,502.

Right-of-use assets at June 30, 2026 and December 31, 2025 are summarized below:

	June 30, 2026	December 31, 2025
Office lease	$53,382	$53,382
Less accumulated amortization	(14,668)	(6,510)
Right of use asset, net	$38,714	$46,872

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
Office lease	$39,448	$47,206
Less: current portion	(17,488)	(16,238)
Long term portion	$21,960	$30,968

Maturity of lease liabilities are as follows:

Remainder of Year Ended December 31, 2026	$10,207
Year Ended December 31, 2027	20,884
Year Ended December 31, 2028	12,462
Total future minimum lease payments	43,553
Less imputed interest	(4,105)
PV of payments	$39,448

Finance Leases

Commencing during the year ended December 31, 2023, the Company entered into the following leases:

○	Vehicle lease - monthly lease payments of $1,167 for 60 months amortized over 5 years at 12%

○	Vessel lease - monthly lease payments of $1,557 for 60 months amortized over 5 years at 12%

○	Sonar lease - monthly lease payments of $422 for 60 months amortized over 5 years at 12%

Finance right of use assets are summarized below:

	June 30, 2026	December 31, 2025
Vehicle lease	$53,100	$53,100
Vessel lease	-	70,849
Sonar lease	18,987	18,987
	72,087	142,936
Less accumulated amortization	(48,586)	(83,277)
Finance right of use asset	$23,501	$59,659

Finance lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
Vehicle lease	$20,103	$25,702
Vessel lease	-	34,291
Sonar lease	8,303	10,270
	28,406	70,263
Less: current portion	(16,068)	(29,640)
Long term portion	$12,338	$40,623

The vessel was damaged and the lessee agreed to end the lease as of December 31, 2025 with no further payments owed by the Company based on the insurance settlement terms.

Maturity of lease liabilities are as follows:

Remainder of Year Ended December 31, 2026	$9,536
Year Ended December 31, 2027	19,073
Year Ended December 31, 2028	2,856
Total future minimum lease payments	31,465
Less imputed interest	(3,059)
PV of payments	$28,406

Expenses incurred with respect to the Company’s finance leases during the six months ended June 30, 2026 and 2025 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below.

	June 30, 2026	June 30, 2025
Finance lease amortization	$7,122	$14,091
Finance lease interest	1,972	5,537
Total finance lease expense	$9,093	$19,628

Expenses incurred with respect to the Company’s finance leases during the three months ended June 30, 2026 and 2025 which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations are set forth below.

	June 30, 2026	June 30, 2025
Finance lease amortization	$3,560	$7,045
Finance lease interest	929	2,668
Total finance lease expense	$4,489	$9,731

The weighted average remaining lease term and the weighted average discount rate on the finance leases at June 30, 2026 and December 31, 2025 are set forth below.

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term	1.62 years	2.11 years
Weighted average discount rate	12%	12%

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Upon inception, the Company evaluates each financial instrument to determine whether it meets the definition of “conventional convertible” debt under ASC 470.

Convertible Notes Payable

The following tables reflect the convertible notes payable at June 30, 2026 and December 31, 2025:

	Issue Date	Maturity Date	June 30, 2026	December 31, 2025	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	06/04/26	09/04/26	$60,000	$-	6.00%	$0.0020

Balance convertible notes payable			$60,000	$-

	Issue Date	Maturity Date	June 30, 2026	December 31, 2025	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable - in default
	08/28/09	11/01/09	$4,300	$4,300	10.00%	$0.0150
	11/20/12	05/20/13	50,000	50,000	6.00%	0.0050
	01/19/13	07/30/13	5,000	5,000	6.00%	0.0040
	02/11/13	08/11/13	9,000	9,000	6.00%	0.0060
	09/25/13	03/25/14	10,000	10,000	6.00%	0.0125
	10/04/13	04/04/14	50,000	50,000	6.00%	0.0125
	05/15/14	11/15/14	40,000	40,000	6.00%	0.0070
	09/18/15	03/18/16	25,000	25,000	6.00%	0.0020
	07/19/16	07/19/17	4,000	4,000	6.00%	0.0015
	02/06/18	11/07/18	6,000	6,000	6.00%	0.0006
	03/06/18	09/06/18	6,000	6,000	6.00%	0.0006
	01/03/19	07/03/19	1,000	1,000	6.00%	0.0010
	09/04/19	03/04/20	25,000	25,000	6.00%	0.0030
	03/18/24	03/18/25	-	50,000	6.00%	0.0020
	03/28/24	03/28/25	-	100,000	6.00%	0.0020
	06/24/25	07/24/25	15,000	15,000	6.00%	0.0020
	07/02/25	10/02/25	75,000	75,000	6.00%	0.0016

Balance convertible notes payable - in default			$325,300	$475,300

Issue Date	Maturity Date	June 30, 2026	December 31, 2025	Rate	Conversion Price
		Principal Balance	Principal Balance
Convertible notes payable - related parties, in default
01/09/09	01/09/10	$10,000	$10,000	10.00%	$0.0150
01/25/10	01/25/11	6,000	6,000	6.00%	0.0050
01/18/12	07/18/12	50,000	50,000	8.00%	0.0040
01/19/13	07/30/13	15,000	15,000	6.00%	0.0040
07/26/13	01/26/14	10,000	10,000	6.00%	0.0100
01/17/14	07/17/14	31,500	31,500	6.00%	0.0060
05/27/14	11/27/14	7,000	7,000	6.00%	0.0070
07/21/14	01/25/15	17,000	17,000	6.00%	0.0080
10/16/14	04/16/15	21,000	21,000	6.00%	0.0045
07/14/15	01/14/16	9,000	9,000	6.00%	0.0030
01/12/16	07/12/16	5,000	5,000	6.00%	0.0020
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/10/16	11/10/16	5,000	5,000	6.00%	0.0005
05/20/16	11/20/16	5,000	5,000	6.00%	0.0005
07/12/16	01/12/17	2,400	2,400	6.00%	0.0006
01/26/17	03/12/17	-	5,000	6.00%	0.0005
02/14/17	08/14/17	25,000	25,000	6.00%	0.0008
08/16/17	09/16/17	3,000	3,000	6.00%	0.0008
01/09/18	01/09/19	12,000	12,000	6.00%	0.0006
03/14/18	05/14/18	25,000	25,000	6.00%	0.0007
04/04/18	06/04/18	3,000	3,000	6.00%	0.0007
04/11/18	06/11/18	25,000	25,000	6.00%	0.0007
05/08/18	07/08/18	25,000	25,000	6.00%	0.0007
05/30/18	08/30/18	25,000	25,000	6.00%	0.0007
06/12/18	09/12/18	3,000	3,000	6.00%	0.0007
06/20/18	09/12/18	500	500	6.00%	0.0007
08/27/18	02/27/19	2,000	2,000	6.00%	0.0007
10/02/18	04/02/19	1,000	1,000	6.00%	0.0008
10/23/18	04/23/19	4,200	4,200	6.00%	0.0007
11/07/18	05/07/19	2,000	2,000	6.00%	0.0008
11/14/18	05/14/19	8,000	8,000	6.00%	0.0008
01/08/19	07/08/19	7,000	7,000	6.00%	0.0008
04/25/19	10/23/19	20,000	20,000	6.00%	0.0040
06/07/19	12/07/19	5,100	5,100	6.00%	0.0030
09/17/19	04/17/20	12,000	12,000	6.00%	0.0030
11/12/19	05/12/20	25,000	25,000	6.00%	0.0025
11/26/19	05/26/20	25,200	25,200	6.00%	0.0030
12/03/19	06/03/20	15,000	15,000	6.00%	0.0030
01/07/20	06/20/20	51,000	51,000	6.00%	0.0030
08/06/20	02/06/21	25,200	25,200	6.00%	0.0035
08/06/20	02/06/21	35,000	35,000	6.00%	0.0035
08/14/20	02/14/21	50,400	50,400	6.00%	0.0035
10/13/21	04/13/22	3,000	3,000	2.00%	0.0020
11/10/21	05/10/22	3,000	3,000	6.00%	0.0020
07/06/22	01/06/23	20,000	20,000	6.00%	0.0015
07/29/22	01/28/23	10,000	10,000	6.00%	0.0020
08/04/22	02/04/23	10,000	10,000	6.00%	0.0020
07/24/23	09/24/23	5,000	5,000	1.00%	0.00175
12/11/24	06/11/25	15,000	15,000	6.00%	0.0020
Balance convertible notes payable - related parties, in default		$699,500	$704,500

Balance all convertible notes payable, in default		$1,084,800	$1,179,800

Notes Payable

The following tables reflect the notes payable at June 30, 2026 and December 31, 2025:

	Issue Date	Maturity Date	June 30, 2026	December 31, 2025	Rate
			Principal Balance	Principal Balance
Notes payable
	12/02/25	02/23/26	$-	50,000	12.00%
Total			-	50,000
Less unamortized discounts			-	(4,783)
Balance notes payable			$-	$45,217

	Issue Date	Maturity Date	June 30, 2026	December 31, 2025	Rate
			Principal Balance	Principal Balance
Notes payable - in default
	04/27/11	04/27/12	$5,000	$5,000	6.00%
	12/14/17	12/14/18	2,000	2,000	6.00%
	11/29/17	11/29/19	-	105,000	2.06%
	11/10/23	05/10/25	500,000	500,000	6.00%
	02/28/24	05/10/25	350,000	350,000	6.00%
	04/01/24	04/01/25	150,000	150,000	6.00%
Balance notes payable – default			$1,007,000	$1,112,000

	Issue Date	Maturity Date	June 30, 2026	December 31, 2025	Rate
			Principal Balance	Principal Balance
Notes payable - related parties, in default
	02/24/10	02/24/11	$7,500	$7,500	6.00%
	10/06/15	11/15/15	10,000	10,000	6.00%
	02/08/18	04/09/18	1,000	1,000	6.00%
Balance notes payable - related parties, in default			$18,500	$18,500

Balance all notes payable, in default			$1,025,500	$1,175,717

Terms of Related Party Convertible Notes Payable and Related Party Notes Payable

The Company’s related party convertible notes payable and related party notes payable may contain terms that are not indicative of the terms that would not normally be agreeable to non related third parties.

New Convertible Notes Payable Issued During the Six Month Periods Ended June 30, 2026 and 2025

During the six month period ended June 30, 2026 the Company entered into the following convertible notes payable agreements:

In June of 2026, the Company entered into a convertible promissory note agreement in the amount of $60,000 with an individual. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before September 4, 2026. The note is secured by one of the Company’s vessels and is convertible at the lender’s option into shares of the Company’s common stock at $0.002 per share.

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

Repayments of Notes Payable

The Company did not repay any of its notes payable during the six month periods ended June 30, 2026 or 2025.

Note Settlement

A lender agreed to cancel the principal balance of $105,000 for a convertible promissory note dated November 19, 2017. The Company recognized a gain on extinguishment of the debt.

Note Conversions

Period Ended June 30, 2026

The Company issued 13,681,348 shares of restricted common stock to a related party to settle $5,000 of the principal balance of a convertible promissory note dated January 6, 2017 and $8,994 of the accrued interest owed on seventeen convertible notes payable. The balance of the convertible note was $0 at June 30, 2026.

The Company issued 111,490,411 shares of restricted common stock to settle $111,490 of the principal and accrued interest owed on a convertible note payable dated March 28, 2024. The Company recorded a loss on extinguishment of debt of $234,245 on the conversion. The balance of the convertible note was $0 at June 30, 2026.

The Company issued 55,827,397 shares of restricted common stock to settle $55,827 of the principal and accrued interest owed on a convertible note payable dated March 18, 2024. The balance of the convertible note was $0 at June 30, 2026.

Period Ended June 30, 2025

The Company issued 5,352,521 shares of restricted common stock with a total share value of $13,041 to a related party to settle $13,041 of the accrued interest owed on sixteen convertible notes payable.

Shareholder Loan

At June 30, 2026 and December 31, 2025, the Company had the following loans outstanding to its CEO in the total amount of $5,000 as follows:

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

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit (“LoC”) that has a maximum draw amount of $50,000. Advances on the LoC bear interest, on the outstanding principal balance at a rate equal to 5.99% per annum. The Company entered into the LoC on April 15, 2025 and the LoC has no maturity date. As of June 30, 2026 and December 31, 2025, the Company’s LoC balance is $48,286 and $0, respectively. The LoC is not collateralized.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On June 16, 2025, pursuant to Section 607.0704, Florida Statutes, the Board of Directors, acting as shareholders of the Preferred Shares and pursuant to their own resolution, voted to increase the authorized shares of the Corporation from 9,900,000,000 common shares to 17,000,000,000 common shares. Such filing was processed to be effective with the State of Florida on June 16, 2025.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock. 49,999,940 Series A and 60 Series B preferred shares are authorized.

Series A Preferred Stock

At June 30, 2026 and December 31, 2025, the Company had 49,999,940 Series A preferred shares authorized and seven shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock has the right to convert into 214,289 shares of the Company’s common stock. In the event of a liquidation, Series A have preference.

Series B Preferred Stock

At June 30, 2026 and December 31, 2025, the Company had 60 Series B preferred shares authorized and 60 shares of Series A preferred stock issued and outstanding. In 2014, the Board of Directors of the Company under the authority granted under Article V of the Articles of Incorporation, defined and created a new preferred series of shares from the 50,000,000 authorized preferred shares. Pursuant to Article V, the Board of Directors has the power to designate such shares and all powers and matters concerning such shares. Such share class shall be designated Preferred Class B. The preferred class was created for 60 Preferred Class B shares. Such shares each have a voting power equal to one percent of the outstanding shares issued (totaling 60%) at the time of any vote action as necessary for share votes under Florida law, with or without a shareholder meeting. Such shares are non-convertible to common stock of the Company and are not considered as convertible under any accounting measure. Such shares shall only be held by the Board of Directors as a Corporate body, and shall not be placed into any individual name. Such shares were considered issued at the time of this resolution’s adoption, and do not require a stock certificate to exist, unless selected to do so by the Board for representational purposes only. Such shares are considered for voting as a whole amount, and shall be voted for any matter by a majority vote of the Board of Directors. Such shares shall not be divisible among the Board members, and shall be voted as a whole either for or against such a vote upon the vote of the majority of the Board of Directors. In the event that there is any vote taken which results in a tie of a vote of the Board of Directors, the vote of the Chairman of the Board shall control the voting of such shares. Such shares are not transferable except in the case of a change of control of the Corporation when such shares shall continue to be held by the Board of Directors. Such shares have the authority to vote for all matters that require a share vote under Florida law and the Articles of Incorporation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In March of 2014, Seafarer entered into a partnership and ownership with Marine Archaeology Partners, LLC (“MAP”) with the formation of SQ. SQ was formed in the State of Florida for the purpose of permitting, exploration and recovery of artifacts from a designated area on the east coast of Florida. Such site area is from a defined, contracted area by a separate entity, which a portion of such site is designated from a previous contracted holding through the State of Florida. Under such agreement, Seafarer is responsible for costs of permitting, exploration and recovery, and is entitled to 80% of such artifact recovery after the state of Florida has taken their 20% under any future recovery permits. Seafarer has a 50% ownership, with designated management of the SQ coming from Seafarer. As of June 30, 2026, the partnership has had no operations. Seafarer is responsible for managing the site on behalf of SQ.

Vessel and Trailer Rental and Purchase Agreement

In January of 2023, the Company entered into a rental and purchase agreement for a vessel and trailer. Under the terms of the agreement, the Company has the right to exclusive use of the vessel, a thirty four foot King Cat manufactured by Baha Cruisers, and trailer to be able to haul the vessel. The Company agreed to make a one time payment of 15,000,000 shares of its restricted common stock, with an agreed upon value of $30,000 for the purposes of the valuation of the vessel and trailer, and pay $1,557 per month for sixty months. The Company and the owner of the vessel and trailer agreed that the price of the shares for the purposes of the share price calculation was $0.002. Once the Company has paid the amount totaling the agreed upon purchase price of $100,000, the owner of the vessel agreed to transfer the title and ownership of the vessel and trailer to the Company. The lease was recorded under property, plant and equipment in the Company’s accompanying consolidated balance sheets. The vessel was damaged and the lessee agreed to end the lease as of December 31, 2025 with no further payments owed by the Company based on the insurance settlement terms. The Company recognized a gain on the settlement of lease liability of $57,706 during the six month period ended June 30, 2026.

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

Legal Proceedings

On September 6, 2024, the Plaintiff, Diane McConnell filed suit against Seafarer Exploration Corporation and Kyle Kennedy in the County Court of Brevard County, Florida. The suit alleges breach of contract and negligence regarding the maintenance and upkeep of a residential property. Seafarer leased the property from Plaintiff, as lodging for boat captains and crew. The lease was without incident for nearly ten years. Due to the Plaintiff’s vexatious litigation strategy, the costs of litigating this matter would have exceeded $100,000. On October 30, 2025, the Parties attended mediation and Seafarer successfully negotiated the dismissal of the lawsuit with prejudice (Meaning the claims cannot be filed again at a future date). Seafarer agreed to pay Plaintiff $22,500, and each party is responsible for their respective attorney fees. Plaintiff is bound by a confidentiality agreement and no disparagement agreement barring the Plaintiff from making slanderous public comments about Seafarer. The case is closed with no further payment or performance obligations due or outstanding as of June 30, 2026 and December 31, 2025.

Treasure

A lender agreed to cancel the principal balance of $105,000 for a convertible promissory note dated November 19, 2017 in exchange for receiving an increased portion of future treasure with a minimum value of $3,200,000 that is recovered by the Company.

The Company previously agreed to pay an investor $500,000 of treasure of the investor’s choice after both the Company has recovered a minimum of $1,200,000 worth of artifacts and the State of Florida has received its full share of treasure per any permits or agreements.

Certain Other Agreements

See Note 4 Operating Lease Right-of-Use Assets and Operating Lease Liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2026 and 2025, the Company has had dealings with related parties including the following:

Six Month Period Ended June 30, 2026

None.

Six Month Period Ended June 30, 2025

None.

Other Related Party Transactions

The Company has an informal consulting agreement with a limited liability company that is owned and controlled by a person who is related to its CEO to provide general business consulting services including periodically assessing the Company’s business and advising management with respect to business strategy on an ongoing basis, commenting on proposed corporate decisions, perform period background research including background checks and provide investigative information on individuals and companies and to assist, when needed, as an administrative specialist to perform various administrative duties and clerical services including reviewing the Company’s agreements. The consultant provides the services under the direction and supervision of the Company’s CEO. During the six month periods ended June 30, 2026 and 2025, the Company paid the related party limited liability company consulting fees $46,000 and $30,000 for services rendered. During the three month periods ended June 30, 2026 and 2025, the Company paid the related party limited liability company consulting fees of $18,000 and $15,000, respectively, for services rendered. These fees are recorded as an expense in consulting and contractor expenses in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026 and December 31, 2025, the Company owed the related party limited liability company $5,500 and $2,500, respectively.

The Company has an ongoing agreement with a limited liability company that is owned and controlled by a person who is related to the Company’s CEO to provide stock transfer agency services. During the six month periods ended June 30, 2026 and 2025, the Company paid the related party limited liability company fees of $0 and $4,686, respectively, for services rendered. During the three month periods ended June 30, 2026 and 2025, the Company paid the related party limited liability company consulting fees of $0 and $1,300, respectively, for services rendered. These fees are recorded as an expense in general and administrative expenses in the accompanying condensed consolidated statements of operations. At June 30, 2026 and December 31, 2025, the Company owed the related party limited liability company $17,918 and $7,668, respectively.

Related Party Transactions

The Company’s related party transactions are not necessarily indicative of the terms that would not normally be agreeable to non related third parties.

Shareholder Loan

See Note 5 convertible notes payable and notes payable.

At June 30, 2026, the following promissory notes and shareholder loans were outstanding to related parties:

See Note 5 convertible notes payable and notes payable.

NOTE 10 – SEGMENT INFORMATION

Seafarer’s wholly owned subsidiary Blockchain began operations in 2019 by providing referrals in exchange for referral fees for closed business.

Due to Blockchain starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that Blockchain and Seafarer Exploration Corp. operate as separate segments of the business. The segments were identified based on how the Chief Operating Decision Maker (the “CODM”), who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources. The CODM periodically reviews revenues, operating expenses and assets. As such, the Company has presented the income (loss) from operations during the three month and six month periods ended June 30, 2026 and 2025 incurred by the two separate segments below.

During the six month periods ended June 30, 2026 and 2025, Blockchain revenues were $0 and were 0% of the consolidated revenues of the Company.

Segment information relating to the Company’s two operating segments for the six month periods ended June 30, 2026 and 2025 are as follows:

	June 30, 2026	June 30, 2026	June 30, 2026
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$-	$-

Total operating expenses	-	1,145,948	1,145,948

Net loss from operations	$-	$(1,145,948)	$(1,145,948)

	June 30, 2025	June 30, 2025	June 30, 2025
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Service revenues	$-	$-	$-

Total operating expenses	-	1,259,895	1,259,895

Net loss from operations	$-	$(1,259,895)	$(1,259,895)

The following information shows information for the total assets relating to the Company’s two operating segments as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	June 30, 2026	June 30, 2026
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Total assets	$-	$174,251	$174,251

	December 31, 2025	December 31, 2025	December 31, 2025
	Blockchain LogisTech, LLC	Seafarer Exploration Corp.	Consolidated
Total assets	$-	$275,740	$275,740

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company issued or has agreed to issue shares of its restricted common stock as follows:

-	20,000,000 shares were issued under subscription agreements for proceeds of $20,000; and

-	1,000,000 shares valued at $2,400 were issued for a loan origination fee.

Subsequent to June 30, 2026 the Company entered into the following loan agreements:

-	In July of 2026, the Company entered into a convertible promissory note agreement in the amount of $30,000 with a related party. This note pays interest at a rate of 6% per annum and the principal and accrued interest is due on or before August 1, 2026. The note is convertible at the lender’s option into shares of the Company’s common stock at $0.0015 per share.

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

Summary of the Six Month Period Ended June 30, 2026 Results of Operations Compared to the Six Month Period Ended June 30, 2025 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the six month periods ended June 30, 2026 and 2025, the Company generated $0 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $1,145,948 for the six month period ended June 30, 2026 versus $1,259,895 for the six month period ended June 30, 2025, a decrease of 9%. The decrease in operating expenses in 2026 was primarily due to $120,000 or a 42% decrease in research and development expenses. Once the Company is able to obtain adequate financing it believes that it will continue to expend significant resources to further develop the SeaSearcher and to further develop technological advances and upgrades into the existing SeaSearcher platform including next generation versions of the technology and complimentary technologies including the hand held metal discriminator

Other Expenses, Net

Other expenses, net were $145,682 during the six month period ended June 30, 2026 versus $115,662 during the six month period ended June 30, 2025, an increase of $30,020 or 26%. The increase in other expenses in 2026 was primarily due to the company settling a debt agreement that resulted in a $234,245 loss on extinguishment of debt which was partially offset by a $105,000 gain on extinguishment of debt on another agreement.

Net Losses

The Company’s net loss for the six months ended June 30, 2026 and 2025 was $1,291,630 and $1,375,557, respectively, a year-over-year decrease of $83,927 or approximately 6%. Net losses decreased in 2026 due to decreases in operating expenses which offset an increase in other expenses.

Summary of the Three Month Period Ended June 30, 2026 Results of Operations Compared to the Three Month Period Ended June 30, 2025 Results of Operations

Revenue

The Company’s core business involving the exploration and recovery of historic shipwrecks has not generated any revenues to date and is not expected to generate any significant revenues for the foreseeable future. During the three month periods ended June 30, 2026 and 2025, the Company generated $0 of revenue respectively, which is shown as service income on the accompanying unaudited condensed consolidated statements of operations.

Operating Expenses

Operating expenses were $520,796 for the three month period ended June 30, 2026 versus $604,204 for the three month period ended June 30, 2025, a decrease of $83,408 or 14%. The decrease in operating expenses in 2026 was primarily due to a $44,836 or 15% decrease in consulting and contractor expenses, a $49,818 or 37% decrease in research and development expenses, a $8,738 or 33% decrease in professional fees, and a $2,453 or 3% decrease in general and administrative expenses. The Company believes that it will continue to expend significant resources to further develop the SeaSearcher and to begin developing next generation versions of the technology and research and development expenses are expected to fluctuate for the foreseeable future based on the adoption of technological advances and upgrades into the existing SeaSearcher platform and the availability of financing. Operating expenses decreased due to a lack of financing and strong currents at the Juno Beach shipwreck site that hampered operations.

Other Expenses, Net

Other expense, net was income of $123,336 during the three month period ended June 30, 2026 versus expense of $39,952 during the three month period ended June 30, 2025, a decrease of $163,288 or 409%. The decrease in other expenses in 2026 was primarily due to the company settling a debt agreement that resulted in a $234,245 loss on extinguishment of debt during the previous three month period which was partially offset by a $105,000 gain on extinguishment of debt on another agreement.

Net Losses

The Company’s net loss for the three months ended June 30, 2026 and 2025 was $397,460, and $644,156, respectively, a year-over-year decrease of $246,696 or approximately 38%. Net losses decreased in 2026 due to decreases in operating expenses and other expenses.

Cash Flows from Operating Activities

For the six month period ended June 30, 2026 net cash flows used in operating activities was $1,026,619.

For the six month period ended June 30, 2025 net cash flows used in operating activities was $1,084,831.

Cash flows used in operating activities decreased in 2026 mainly due to a decrease in the Company’s net losses.

Cash Flows from Investing Activities

For the six month period ended June 30, 2026 net cash flows provided by investing activities was $52,450.

For the six month period ended June 30, 2025 net cash flows used in investing activities was $0.

The Company received an insurance settlement of $52,450 for one of its vessels that was damaged which increased net cash flows provided by investing activities in 2026.

Cash Flows from Financing Activities

For the six month period ended June 30, 2026 net cash provided by financing activities was $948,967

For the six month period ended June 30, 2025 net cash provided by financing activities was $1,064,372.

Cash flows provided by financing activities decreased in 2026 primarily due to decreases in the proceeds from the issuance of common stock which offset an increase in proceeds convertible notes payable.

Liquidity and Capital Resources

At June 30, 2026, the Company had $25,267 cash in the bank. During the six month periods ended June 30, 2026 and 2025, the Company incurred net losses of $1,291,630 and $1,375,557 respectively. At June 30, 2026, the Company had $27,620 in current assets and $3,481,346 in current liabilities, leaving the Company a working capital deficit of $3,453,726.

Lack of Liquidity

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company continued to operate with significant debt and a working capital deficit of $3,453,726, during the six month period ended June 30, 2026. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations. If the Company is forced to cease its operations, then it is highly likely that all capital invested in and/or borrowed by the Company will be lost.

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

The Company may not be able to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost. The report of our independent auditors for the years ended December 31, 2025 and 2024 raises substantial doubt as to our ability to continue as a going concern. As discussed in Note 2 to our unaudited condensed consolidated financial statements for the six month period ended June 30, 2026, we have experienced operating losses in every year since our inception resulting in an accumulated deficit. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company or borrowed by the Company will be lost.

The Company has experienced a net loss in every fiscal year since inception. The Company’s losses from operations were $1,291,630 for the six month period ended June 30, 2026 and $1,375,557 for the six month period ended June 30, 2025. The Company believes that it will continue to generate losses from its operations for the foreseeable future and the Company may not be able to generate a profit in the long-term, or ever.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 3, Summary of Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the six month periods ended June 30, 2026 and 2025 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that the Company has made any such changes in accounting estimates.

Off-balance Sheet Arrangements

The Company agreed to pay a lender treasure and artifacts of the lender’s choice selected from the treasure and artifacts located and recovered by the Company from any of its historic shipwreck sites, with such treasure and artifacts having a minimum value of $3,200,000 provided that Seafarer recovers treasure with a minimum value of $6,400,000.

The Company previously agreed to pay an investor $500,000 of treasure of the investor’s choice after both the Company has recovered a minimum of $1,200,000 worth of artifacts and the State of Florida has received its full share of treasure per any permits or agreements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2026 we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended June 30, 2026.

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

Item 2. Recent Sales and Other Issuances of Unregistered Securities

During the six month period ended June 30, 2026, the Company issued 8,500,000 shares of its restricted common stock for services. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

On various dates during the six month period ended June 30, 2026, the Company entered into subscription agreements to sell 696,700,011 shares of its restricted common stock in exchange for proceeds of $938,550. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Issuance of Securities Due to Conversion of Notes, Loan Origination Fees and to Settle Debt

During the six month period ended June 30, 2026, the Company issued 180,999,155 shares to settle the principal balances and accrued interest of convertible notes. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) under the Securities Act of 1933, as amended.

Repurchase of Securities

During the six month period ended June 30, 2026, the Company did not purchase any shares of its common stock and the Company is not likely to purchase any shares in the foreseeable future.

Stock Option Grants

The Company does not have any compensatory stock option grants outstanding at this time.

Warrants

The Company did not issue any warrants during the six month period ended June 30, 2026.

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

SEAFARER EXPLORATION CORP.

Date: August 13, 2026	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 13, 2026	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 13, 2026	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 13, 2026	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 13, 2026	By:	/s/ Bradford Clark
Bradford Clark, Director