Form 10-Q/A
period 2026-06-30
SEAFARER EXPLORATION CORP
filed 2026-08-20
CIK 1106213

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Seafarer Exploration Corp's Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the Securities and Exchange Commission on August 13, 2026, is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a couple immaterial typographical errors were updated.

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

	June 30, 2026	June 30, 2025
Finance lease amortization	$7,122	$14,090
Finance lease interest	1,972	5,538
Total finance lease expense	$9,093	$19,628

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

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit (“LoC”) that has a maximum draw amount of $50,000. Advances on the LoC bear interest, on the outstanding principal balance at a rate equal to 5.99% per annum. The Company entered into the LoC on April 15, 2025 and the LoC has no maturity date. As of June 30, 2026 and December 31, 2025, the Company’s LoC balance is $48,286 and $40,304, respectively. The LoC is not collateralized.

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

SEAFARER EXPLORATION CORP.

Date: August 20, 2026	By:	/s/ Kyle Kennedy
Kyle Kennedy
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Accounting Officer)

Date: August 20, 2026	By:	/s/ Charles Branscum
Charles Branscum, Director

Date: August 20, 2026	By:	/s/ Robert L. Kennedy
Robert L. Kennedy, Director

Date: August 20, 2026	By:	/s/ Thomas Soeder
Thomas Soeder, Director

Date: August 20, 2026	By:	/s/ Bradford Clark
Bradford Clark, Director